Form 10-K
period 1999-12-31
GRIC COMMUNICATIONS INC
filed 2000-03-30
CIK 1059155

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED                       COMMISSION FILE NUMBER:
              DECEMBER 31, 1999                                  000-27871

                            ------------------------

                           GRIC COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      77-0368092
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

                1421 MCCARTHY BLVD., MILPITAS, CALIFORNIA 95035
                    (Address of principal executive offices)

                                 (408) 955-1920
              (Registrant's telephone number, including area code)
                            ------------------------

     Securities to be registered pursuant to Section 12(b) of the Act: None

       Securities to be registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of February 29, 2000, 19,233,979 shares of Common Stock of Registrant were outstanding. The aggregate market value of the shares held by non-affiliates of the Registrant (based upon the closing price of the Registrant's Common Stock on February 29, 2000 of $70.13 per share) was approximately $1.35 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE

    PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED PURSUANT TO REGULATION 14A PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES EXCHANGE ACT OF 1934, WHICH IS ANTICIPATED TO BE FILED WITHIN
120 DAYS AFTER THE END OF THE REGISTRANT'S FISCAL YEAR ENDED DECEMBER 31, 1999, ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           GRIC COMMUNICATIONS, INC.
                          1999 FORM 10K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I
Item 1    Business....................................................         3
Item 2    Properties..................................................        20
Item 3    Legal Proceedings...........................................        20
Item 4    Submission of Matters to a Vote of Security Holders.........        20
Item 4A   Executive Officers..........................................        21

                                    PART II

Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................        23
Item 6    Selected Financial Data.....................................        25
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................        26
Item 7A   Qualitative and Quantitative Disclosures About Market
          Risk........................................................        39
Item 8    Financial Statements and Supplementary Data.................        40
Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................        41

                                    PART III

Item 10   Directors and Executive Officers of the Registrant..........        42
Item 11   Executive Compensation......................................        42
Item 12   Security Ownership of Certain Beneficial Owners and
          Management..................................................        42
Item 13   Certain Relationships and Related Transactions..............        42

                                    PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................        43
Signatures............................................................        46
Financial Statements..................................................        48
Exhibits..............................................................        66

                                     PART I

ITEM 1. BUSINESS

    WE MAKE MANY STATEMENTS IN THIS REPORT, SUCH AS STATEMENTS REGARDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHERS, THAT ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WE MAY IDENTIFY THESE STATEMENTS BY THE USE OF THE FUTURE TENSE OR WORDS SUCH AS "BELIEVE," "ANTICIPATE," "INTEND," "MAY," "EXPECT," "ESTIMATE," "WILL," "CONTINUE," "PLAN" AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS INVOLVE SEVERAL RISKS AND UNCERTAINTIES. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY, BECAUSE THEY DISCUSS OUR EXPECTATIONS ABOUT OUR FUTURE PERFORMANCE, CONTAIN PROJECTIONS OF OUR FUTURE OPERATING RESULTS AND OUR FUTURE FINANCIAL CONDITION, OR STATE OTHER "FORWARD-LOOKING" INFORMATION. THERE MAY BE EVENTS IN THE FUTURE, HOWEVER, THAT WE ARE NOT ABLE TO PREDICT OR OVER WHICH WE HAVE NO CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE WE DISCUSS IN "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT, AND WE CAUTION YOU NOT TO RELY ON THESE STATEMENTS WITHOUT ALSO CONSIDERING THE RISKS AND UNCERTAINTIES ASSOCIATED WITH THESE STATEMENTS AND OUR BUSINESS THAT ARE ADDRESSED IN THIS REPORT.

OVERVIEW

    We provide services and software that enable our customers to offer Internet-based products and services, such as Internet telephony and Internet roaming, to their end users worldwide. Our customers include telecommunications companies, Internet service providers and newly-emerging communications service providers. We provide our services and software through a global network of our customers that we call the GRIC Alliance. We created this alliance by forming contractual relationships with our customers that allow them to share their communications networks. We use our internally-developed software, which we call GRIC Convergent Services Platform or GRIC CSP, to manage this shared network of our customers and to provide settlement services. As a settlement services clearinghouse we have established common technical, service and payment standards to settle charges that our customers incur when their end users access the networks of other GRIC Alliance members. These end users access these networks in order to initiate Internet communications, such as Internet roaming and Internet telephony. Internet roaming is a method by which end users access the Internet using the network facilities of a provider other than the Internet service provider with which they have established an access account. Internet telephony is a method of transmitting telephone calls over the Internet rather than through traditional telephone networks.

    As of December 31, 1999, the GRIC Alliance included the communications networks of over 350 GRIC Alliance members and Internet access points located in over 150 countries. By joining the GRIC Alliance, members allow their end users to access a global network consisting of the local, regional and international networks of the GRIC Alliance members. Through our strategic relationships with Internet telephony equipment vendors, such as Lucent Technologies and Cisco Systems, we help ensure that members can readily adopt and deploy new technology across the networks in the GRIC Alliance. Current members of the GRIC Alliance include America Online, Belgacom, NEC Biglobe, Chunghwa Telecom, Fujitsu Nifty, HKNet, Itochu, MindSpring, Net Vision, NTT Communications, Singapore Telecommunications, Sony Communication Network Corporation, Telekom Malaysia, Telstra's On Australia subsidiary and U-NET.

    Our GRIC Convergent Services Platform operates on several different combinations of software and computer and network hardware. We use GRIC CSP to deliver services to our customers. Those services make it possible for our customers to manage and settle Internet-based transactions, identify and authorize end users to conduct those transactions, and determine preferred routing for Internet-based communications. GRIC CSP is designed to facilitate the introduction, deployment and management of new Internet-based services on a global scale across the multiple networks that constitute the GRIC Alliance.

INDUSTRY BACKGROUND

    GROWTH OF THE INTERNET-BASED SERVICES MARKET

    Improvements in technology, the efficiency of Internet-based communications, global deregulation of the communications industry and the convergence of the Internet-based communications and traditional telecommunications markets all have combined to create significant new opportunities for providers of Internet-based services including the opportunity to address the large and growing telecommunications market. TeleGeography, a market research firm, estimates the amount of international long distance traffic is expected to grow from approximately 94 billion minutes in 1998 to approximately 143 billion minutes in 2001.

    The convergence of the Internet-based communications and traditional telecommunications markets is gaining momentum because technological improvements have recently made it more practical to utilize Internet protocol technology for telephone connections, particularly international calls, and not just to transmit data over the Internet. It is now possible to transmit phone-to-phone calls over Internet-based networks with quality approaching that of traditional, switch-based voice networks.

    Transmitting voice over the Internet, also known as Internet telephony, presents a significant opportunity because it allows telecommunications providers to bypass incumbent long distance telephone tariff and rate structures and greatly reduces the cost of connecting international calls. Internet telephony is also more cost-effective and efficient than traditional switched telephony because Internet-based networks allow voice and data calls to be pooled, enabling telecommunications providers to carry more calls over lines with the same amount of bandwidth. As a result of these factors, Internet telephony is expected to capture an increasing share of the international long distance telephone market. According to International Data Corporation, voice minutes transmitted over Internet-based networks are expected to increase from 300 million minutes in 1998 to 135 billion minutes in 2004.

    Demand for a wide variety of other Internet-based communications services, such as Internet roaming, is also expected to increase. Internet roaming enables end users to access the Internet by using the network facilities and services of a provider other than their "home provider" or provider with whom they have an Internet access account. This demand for Internet roaming services is being driven by a number of factors, including the rapid growth of Internet users worldwide, the increase in global consumer and business travel and the prevalence of e-mail as a medium for the exchange of information. According to the Yankee Group, the worldwide market for remote access services, including Internet roaming, will increase from approximately $430 million in 1998 to approximately $1.98 billion in 2002.

    Finally, we believe demand for all Internet-based services, including Internet telephony and Internet roaming, will increase as a result of deregulation in global telecommunications markets. Global deregulation has also compelled communications service providers to offer additional services as a means to differentiate themselves from their competitors and to generate increased revenues.

    CHALLENGES ASSOCIATED WITH PROVIDING INTERNET-BASED COMMUNICATIONS SERVICES

    In order for providers of communications services to offer Internet-based communications services on a commercial basis, a number of needs must be met.

    ACCESS TO GLOBAL INTERNET-BASED NETWORK. Access to, or ownership of, an Internet-based network with Internet access points around the world is required to enable the global delivery of multiple Internet-based services. The capital and lead time required for any one service provider to establish such a global network can be significant. Legal and regulatory impediments can create further barriers.

Therefore, many individual providers must partner and share networks with multiple providers in order to enable a broad range of Internet-based services on a global basis.

    NUMEROUS GLOBAL RELATIONSHIPS. As more service providers attempt to provide global services, the number and complexity of relationships among such providers will likely increase. Establishing the necessary contracts, service and payment standards, cross-marketing rights and access rights can be a costly and time consuming process.

    INTERNET COMMUNICATIONS INFRASTRUCTURE. Traditional telecommunications companies require software, hardware and network management solutions, known as Operations Support System solutions, to enable them to provide their services. The market for Operations Support System solutions in the telecommunications industry is large and is currently addressed by numerous vendors. We believe that as Internet communications services become more widespread and continue to converge with traditional telecommunication services, a similar need for an Internet Operations Support System infrastructure is emerging. We believe this Internet communications infrastructure will need to include the following key functions:

    - CONFIGURATION--assigning a user name and password to establish a person's account;

    - PROVISIONING--designating one or more Internet-based services that a person is authorized to use once an account is established;

    - AUTHENTICATION--determining whether a person is authorized to use a particular service and then connecting that person to the appropriate authorized service;

    - ROUTE ORIGINATION AND TERMINATION--determining the appropriate network routing of an Internet connection, including the point from which it is initiated and the point it is received, based on applicable cost and quality of service parameters;

    - TRACKING--monitoring each end user's individual Internet communication and service quality and collecting the corresponding accounting data necessary to bill customers; and

    - CLEARINGHOUSE SETTLEMENT--billing and collecting amounts owed by one communications service provider whose end users access a second provider's facilities or services, and paying that second provider for that access. Settlement becomes more complex as the number of parties involved increases, because all parties must agree on common rules for settlement and payment. A settlement clearinghouse is important because it establishes these common rules and provides settlement services.

    Until recently no single company has had the combined expertise as an infrastructure and service provider to successfully address each of these challenges.

THE GRIC SOLUTION

    We are a leading provider of Internet-based communications infrastructure products and services, including settlement services, that enable telecommunications service providers, Internet service providers, and newly-emerging communications providers to offer Internet-based products and services to their customers worldwide. Our Internet-based platform consists of a global network, our GRIC CSP software and the GRIC Alliance. We use this Internet-based platform to offer transaction management and settlement services to our customers. Our combination of software, network infrastructure and business relationships allows our customers to provide to their end users, on a global basis, Internet-based services such as global Internet roaming, including secure corporate remote access capability, and Internet telephony, including voice, fax and prepaid capabilities. As a settlement services clearinghouse managing a global alliance, we establish critical business relationships and processes and implement common technical, service and payment standards needed to enable our customers to provide services through a shared global network.

    Our infrastructure platform enhances our customers' service offerings and end user relationships in several ways:

    - ENABLES BUNDLING OF MULTIPLE INTERNET-BASED SERVICES. Our solution enables new Internet-based communications services, either alone or in bundled offerings, such as global Internet roaming, including secure corporate remote access capability, and Internet telephony. We believe the ability to bundle services will also allow our customers to more easily cross-sell other Internet-based services to each end user and reduce end user turnover.

    - PROVIDES A GLOBAL NETWORK TO EXPAND GEOGRAPHIC REACH. Each of our customers gains an immediate global presence for the benefit of its end users. By accessing an existing network, each customer avoids the cost and time required to negotiate, build and maintain its own network of relationships, becoming a global service provider through the GRIC Alliance.

    - LOWERS COSTS. Our customers can gain a competitive advantage or maintain competitive parity by expanding their end user service offerings without incurring the substantial capital investments and operating costs that would otherwise be required to build and deploy their own global Internet-based multiple-service network.

    - FACILITATES COMMUNICATION AMONG MANY NETWORKS. We have designed our software, structured our business and formed the GRIC Alliance to allow our customers, the members of the GRIC Alliance, to share their network facilities. Our technical, service and payment standards facilitate this network sharing by enhancing business and technical interoperability.

    Utilizing our GRIC CSP software, we administer and monitor the GRIC Alliance network and provide transaction management and settlement services to our customers. We believe GRIC CSP benefits our customers in the following ways:

    - PROVIDES FUNCTIONALITY NECESSARY TO MANAGE A GLOBAL NETWORK. GRIC CSP provides configuration, authentication, route origination and termination, tracking, and settlement services, which are essential to integrate the dispersed networks of the GRIC Alliance members into a global interconnected network which we manage.

    - SUPPORTS EFFICIENT BILLING AND TRANSACTION MANAGEMENT. By tracking usage data through the networks in the GRIC Alliance, we use GRIC CSP to provide the information necessary for our members to bill their end users with the convenience of a single bill.

    - FACILITATES ADDITION OF NEW INTERNET-BASED SERVICES. GRIC CSP is designed to enable the introduction of new Internet-based services. This ensures that our customers can develop and quickly deploy new service offerings to their end users.

STRATEGY

    Our goal is to become the preferred global provider of Internet-based communications infrastructure and clearinghouse services. In order to achieve this goal, we intend to:

    - CONTINUE TO ADD GRIC ALLIANCE MEMBERS. We believe that the benefits of the GRIC Alliance increase as the number and quality of GRIC Alliance members increase. Accordingly, we will continue to focus our efforts on identifying new GRIC Alliance members with attributes that enhance the GRIC Alliance, such as extensive network facilities, a diverse array of Internet-based service offerings and large subscriber bases, particularly those with a high percentage of roaming and telephony subscribers.

    - CROSS-SELL TO GRIC ALLIANCE MEMBERS. We intend to focus on opportunities to cross-sell our products and services to GRIC Alliance members that do not currently offer the full range of services that we enable. We are well positioned for such cross-selling because our infrastructure readily enables and supports the delivery of bundled and new Internet-based services. Our existing Internet telephony infrastructure should make it easier for us to offer new Internet telephony services, such as personal computer-to-telephone, video conferencing and collaboration, as they become available.

    - ENHANCE OUR TECHNOLOGY LEADERSHIP. We intend to continue to enhance our technology leadership by devoting significant resources to developing GRIC CSP's features and functionality, enhancing our existing Internet-based service offerings and introducing new Internet-based services. We expect that new enhancements of GRIC CSP will offer integration with third party provisioning and billing systems and the ability to allow future proprietary and third party Internet-based services to operate on the GRIC CSP platform. We also plan to increase functionality of GRIC CSP to enable it to operate with a greater range of computing devices as well as offering fault tolerance, remote network management capabilities and improved scalability.

    - PROMOTE THE ADOPTION OF GRIC CSP. We intend to encourage the adoption of GRIC CSP as the preferred platform worldwide for delivery of multiple Internet-based services. We expect this to lead to increased settlement revenues. In addition to continuing to use GRIC CSP to manage the GRIC Alliance and provide our settlement services, we intend to license future versions of GRIC CSP directly to our customers. By licensing to our customers an enhanced GRIC CSP solution with a broader range of functionality, we hope to enable them to provide better service to their customers and to increase their transaction volume. We plan to create and market a software developer kit for GRIC CSP. Future GRIC CSP-compatible Internet-based services may include e-commerce, personal computer-to-telephone, unified messaging, multimedia, wireless and customer management software and services.

    - LEVERAGE STRATEGIC RELATIONSHIPS. To expand our sales channels we intend to leverage the capabilities, resources, expertise and market presence of our customers and strategic partners through joint marketing and original equipment manufacturer arrangements. For example, we intend to bundle our products and services with the offerings of hardware vendors such as Cisco Systems, Hewlett-Packard Company and Lucent Technologies, or integrate GRIC CSP with third-party billing, Internet telephony or e-commerce software solutions. We also intend to work with system integrators, who could integrate GRIC CSP into a complete Internet communications solution, and network computer system vendors, who could serve as an original equipment manufacturer or sales channel to deliver settlement services to corporate enterprises and large organizations.

    - INCREASE TRANSACTION-BASED REVENUE. By supporting and promoting the development of new Internet-based products and services, we expect to facilitate the growth of Internet transactions generated by our customers. We intend to adopt flexible pricing models to include transaction-based fees and transaction revenue sharing. For example, we are designing GRIC CSP to enable settlement of e-commerce micropayments, so as to allow content providers who operate Internet Web sites to charge very small amounts for Web site services and collect these charges using our clearinghouse service.

PRODUCTS AND SERVICES

    OVERVIEW

    Our products and services enable our customers to offer multiple Internet-based services, such as global Internet roaming and Internet telephony, to their customers worldwide. Our infrastructure includes our GRIC CSP software, our worldwide managed network and the GRIC Alliance. The GRIC Alliance functions because its members generally operate in accordance with technical, quality, payment and business rules and procedures that we establish and implement through contracts and our role as a global settlement services clearinghouse. In addition to enabling our customers to expand their service offerings to include multiple Internet-based services, we also provide comprehensive clearinghouse services to our customers.

    The table below summarizes our current products and services.

   INTERNET-BASED SERVICE      GRIC PRODUCTS AND SERVICES                            FEATURES
Global Internet Roaming       - GRICtraveler software       - Over 4,000 Internet access points in over 150 countries
                              - GRICdial                    - Worldwide private backbone network for enhanced quality
                              - Settlement services         of service
                                                            - Easy to use
                                                            - Automatic update feature
                                                            - Network quality monitored by dialer software and 24x7
                                                              network
                                                            - Secure corporate remote access
Internet Telephony            - GRICphone service           - Allows phone-to-phone Internet telephony, including
                              - GRICprepaid software        voice and prepaid
                              - Settlement services         - Provides worldwide termination
                                                            - Supports Lucent and Cisco gateways
                                                            - Worldwide private backbone network for enhanced quality
                                                            of service
                                                            - Network quality monitored by our 24x7 network operations center

    GLOBAL INTERNET ROAMING

    We enable our customers to offer global Internet roaming through the combination of our GRICtraveler, GRICdial and GRIC CSP software. Our global Internet roaming solution allows our customers to provide their end users with low cost access to the Internet throughout the world by dialing a local number, thereby eliminating the need for costly international calls to their "home" Internet service provider.

    GRICTRAVELER. Our GRICtraveler software normally resides on our customer's server and enables the customer to provide global Internet roaming to end users who have installed GRICdial software. We can also host the GRICtraveler software at our facilities, enabling a customer to offer global Internet roaming to its end users as a virtual service provider. GRICtraveler authenticates end users' access to the networks included in the GRIC Alliance, enables access to services offered by other GRIC Alliance members and sends a record of the transaction to our central clearinghouse server for settlement. Settlement records may be reviewed by our customers at any time using our Web site.

    GRICDIAL. After our customers' end users install our GRICdial software on their computer, they are able to use the global Internet roaming service to access the Internet through the networks included in the GRIC Alliance. GRICdial can be customized for branding purposes, which benefits our customers by allowing them to create special or premium-rate access services. Three steps are needed to access the Internet using our roaming product:

    LAUNCH GRICdial, which automatically updates an electronic phone book of available Internet access points to ensure the most current listing;

    CHOOSE an Internet access point by entering the country and city and selecting among the phone numbers listed by GRICdial or automatically using a number that has been previously bookmarked; and

    CONNECT and be authenticated using the name and password information previously stored in GRICdial.

    Secure corporate remote access provides a business traveler with an integrated solution for secure remote access to his or her corporate network through a public Internet connection. We enable our customers to offer this service through a combination of our GRICtraveler and GRICdial software as well as third-party virtual private networking software. Our GRICdial software is compatible with and launches a variety of industry-leading, third-party virtual private networking software.

    INTERNET TELEPHONY

    Our Internet telephony services enable our customers to offer their end users low-cost, high quality, Internet-based phone calls.

    GRICPHONE. Our GRICphone is a phone-to-phone Internet telephony service enabling phone calls to be made across the Internet to many locations throughout the world. Generally, end users make an Internet telephony call in the same way as they would make a traditional telephone call. GRICphone requires our customers to operate an Internet telephony gateway from GRIC-compatible vendors, which currently are Cisco Systems and Lucent Technologies. Our GRIC CSP software and these Internet telephony gateways handle authentication, routing of phone calls based on quality of service and cost parameters, and settlement services. Our customers may elect to originate or terminate calls, select the countries to which calls may be made and offer different quality of service levels. To help ensure the quality of our Internet telephony service, we operate a worldwide, private asynchronous transfer mode network over which calls can be routed.

    GRICPREPAID. GRICprepaid software enables our customers to offer prepaid Internet telephony services to their end users. The convenience to end users and the reduced collection risk for customers have made prepaid services increasingly popular. Utilizing our GRICprepaid software together with an Internet telephony gateway from a GRIC-supported vendor, our customers can immediately enter the prepaid telecommunications market at a fraction of the cost associated with traditional prepaid telephony systems and offer their end users access to our existing international Internet telephony network. Additional functions allow our customers to perform administrative tasks such as monitoring balances, increasing balances or changing the status of accounts.

    CLEARINGHOUSE SETTLEMENT SERVICES

    The combination of our clearinghouse settlement services and GRIC CSP software establishes critical business relationships and processes needed to enable our customers to provide services through a shared global network. We generate settlement revenues when we act as a clearinghouse by providing settlement services to customers whose end users initiate Internet roaming services or originate Internet telephony communications. For each global Internet roaming transaction, we use GRIC CSP to track the usage, collect the amount that a roamer's "home" service provider owes us, pay the appropriate amount to the service provider enabling local access, and provide the underlying usage data to our customer to enable billing of its end user. For each Internet telephony call, we use GRIC CSP to monitor usage, settle the amounts owed for use of the networks available through the GRIC Alliance between participating customers and provide the underlying usage data to facilitate our customer's billing of its end user.

    FUTURE PRODUCTS AND SERVICES

    We intend to make significant investments to enhance GRIC CSP and to develop and market other products and services. However, we cannot assure you that we will be able to successfully develop or implement any new or enhanced product or service in the future, and we may offer new products not listed below.

    GRIC CSP AS A LICENSED PRODUCT. We currently use GRIC CSP internally to administer and monitor the networks included in the GRIC Alliance. However, we are developing an enhanced version of GRIC CSP that we expect to license directly to our customers. We expect to offer our next generation of GRIC CSP software in three editions:

    - We are designing one edition to be offered to our current installed base of GRIC Alliance members to support both global Internet roaming and Internet telephony, as well as future Internet-based services. This edition will add significant features and functionality over our current GRIC CSP software, including enhanced scalability, extensibility, portability, security and remote network management capabilities, fault tolerance, and integration with third-party provisioning and billing systems. Two important benefits of this edition are the ability to update GRIC CSP features remotely to ease network administration and allow future proprietary and third-party Internet-based services to operate on and plug into GRIC CSP so that they can be deployed throughout an existing marketing channel-the GRIC Alliance. Given the substantially increased functionality to be offered by this edition, we believe our customers will view GRIC CSP as a flexible platform for quickly adding and bundling new Internet-based services for use by their end users.

    - We intend to license a GRIC CSP software development kit to independent software vendors and hardware companies that wish to develop new or improve existing Internet-based services to be deployed throughout the GRIC Alliance. This software development kit will consist of documentation and software tools, bundled with consulting and training. We expect that third party developers will enhance the value of GRIC CSP by increasing the number of available Internet-based services, making it a more attractive and widely adopted platform for GRIC Alliance members.

    - We intend to license a third edition of GRIC CSP that will enable large service providers, principally telecommunications companies, to use GRIC CSP to provide Internet-based services and clearinghouse services within their own network domain. We are designing this edition of GRIC CSP to allow us and our customers to partition the networks included in the GRIC Alliance into multiple sub-networks. We intend to continue to provide settlement services as a clearinghouse and to track and price transactions among and between these sub-networks and to allocate payments among multiple parties.

    E-COMMERCE. We intend to enhance our GRIC CSP software capability to enable us to provide clearinghouse services for e-commerce transactions. We believe that this will be attractive to e-commerce companies in a variety of settings, including high volume settlement of business-to-business transactions among more than two parties and settling of micro-payments, which are typically very small, high volume payments for products and services offered over a Web site.

    PERSONAL COMPUTER-TO-PHONE, UNIFIED MESSAGING AND OTHER INTERNET-BASED SERVICES. We intend to partner with leading hardware and software vendors to facilitate the development of other new GRIC CSP-compatible Internet-based services, which may include personal computer-to-telephone, unified messaging, call center, multimedia, wireless and customer management solutions.

OUR INTERNET-BASED TECHNOLOGY AND COMMUNICATIONS INFRASTRUCTURE

    Our Internet-based infrastructure consists of a worldwide managed network, distributed software and the GRIC Alliance. Using this infrastructure, we provide settlement services for, and enable our customers to offer, multiple Internet-based services.

    GRIC CONVERGENT SERVICES PLATFORM

    GRIC CSP currently consists of software that we use to manage and operate the networks included in the GRIC Alliance, provide settlement services, and enable our customers to offer Internet-based communications services to their end users. GRIC CSP's capabilities and features fall into the following three categories:

    OPERATIONS. GRIC CSP provides the functionality to support our network operation by providing:

    - AUTHENTICATION. GRIC CSP determines whether a user is permitted to use a particular service, based upon that user's name and password.

    - TRACKING. GRIC CSP monitors each end user's individual service transaction and service quality, collects the corresponding accounting data necessary to bill customers and forwards it to our central settlement server.

    - ROUTE ORIGINATION AND TERMINATION. For Internet telephony, GRIC CSP helps locate and process the information that an Internet telephony gateway needs to route an Internet communication over the network of GRIC Alliance members for the lowest cost and desired quality of service.

    - CLEARINGHOUSE AND SETTLEMENT. GRIC CSP currently provides the functionality that we need to settle charges through our central clearinghouse server.

    CONFIGURATION. These services perform functions such as defining subscribers and their account information and defining the use, configuration and provisioning of Internet-based services such as global Internet roaming, including secure corporate remote access and Internet telephony.

    ARCHITECTURE. We have designed GRIC CSP to support a distributed network architecture, which means the servers and software are located around the globe. GRIC CSP supports several widely-adopted Internet protocols, which enable our customers and their end users to transfer information across our customers' network boundaries in a reliable manner without sacrificing the security of our customers' networks. GRIC CSP supports the Open Standards Protocol, which is a specification designed to facilitate inter-domain communications for future Internet telephony architectures, and which we use to facilitate the interface between GRIC CSP and Internet telephony gateways and gatekeepers. We believe our adoption of this standard will facilitate compliance with new Internet telephony standards in the future.

    GRIC ALLIANCE

    As of December 31, 1999, the GRIC Alliance included the communications networks of over 350 GRIC Alliance members and Internet access points located in over 150 countries. GRIC Alliance members that connect their networks to the GRIC Alliance enable their end users to access the networks of other members. Current members of the GRIC Alliance include America Online, Belgacom, NEC Biglobe, Chunghwa Telecom, Fujitsu Nifty, HKNet, Itochu, MindSpring, Net Vision, NTT Communications, Singapore Telecommunications, Sony Communication Network Corporation, Telekom Malaysia, Telstra's On Australia subsidiary and U-NET.

    OUR PHYSICAL NETWORK

    The following is a summary of the primary components of our physical network:

    - our central clearinghouse, phone-book and network management servers in Milpitas, California;

    - our regionally distributed servers and Internet routing equipment in Los Angeles, New York, San Jose, Washington, D.C., London and Singapore;

    - Lucent Technologies and Cisco Systems Internet routing equipment owned either by us or our customers, through which we have the capability to terminate calls globally; and

    - our worldwide private asynchronous transfer mode-based network, which we use to maintain quality of service for Internet telephony calls. This network has hubs in Los Angeles, New York, London and Singapore that are connected by leased lines.

    To ensure the quality of our network, we monitor the performance of each Internet access point. This information enables us to identify the highest quality Internet access points, update routes and remove poor quality Internet access points from the electronic phone book contained in GRICdial and from the network.

    Prior to permitting new customers to enter the GRIC Alliance, we evaluate the quality of their Internet telephony capabilities to help ensure call quality. Routing tables are established that facilitate routing of Internet telephony calls through the public Internet, our worldwide, private asynchronous transfer mode-based network or traditional switch-based phone networks depending on our customer's desired call quality. We monitor our network 24 hours-a-day, seven days-a-week using a Hewlett-Packard OpenView system. Additionally, each new GRIC Alliance member desiring to provide Internet telephony agrees to maintain specified quality levels for that service.

STRATEGIC RELATIONSHIPS

    While we have no material agreements with Lucent Technologies or Cisco Systems, we work with both these companies in order to promote our settlement services and software.

    LUCENT TECHNOLOGIES. We have been enabling Internet telephony service over the networks included in the GRIC Alliance with Lucent Technologies ITS-SP gateways since 1997. These Lucent Technologies ITS-SP gateways are configured to interface with our GRIC CSP software. We believe the deployment of more than 200 Internet telephony gateways owned either by our GRIC Alliance members or by us makes the GRIC Alliance one of the largest alliance networks of Lucent Technologies ITS-SP gateways in the world. Our GRIC prepaid software has been available on the Lucent Technologies ITS-SP gateway since February 1999. We co-market and recruit customers for the GRIC Alliance with the Lucent Technologies sales force.

    CISCO SYSTEMS. Working together with Cisco Systems, we have developed standards-based inter-domain settlement software, based on the widely supported standard known as Open Settlement Protocol, which is used to enable Cisco Systems' AS5300 Internet telephony gateways and 36xx series gatekeepers to interface with our GRIC CSP software. During February 2000 we placed Cisco Systems Internet telephony gateways into production as part of the GRICphone network. These gateways are configured to interface with our GRIC CSP software. In many instances, our customers are able to utilize their existing Cisco Systems equipment, such as routers and gateways, to support Internet telephony through inexpensive hardware and software upgrades. This upgrade path enables these customers to reduce the cycle time involved in initiating new Internet telephony services. We are involved in joint sales and marketing activities with the Cisco Systems sales force.

CUSTOMERS

    Our typical customers are service providers that benefit from a global multi-service network built over an Internet-based infrastructure for providing and managing Internet-based services. As of December 31, 1999, the GRIC Alliance comprised over 350 members. World Access Telecommunications accounted for approximately 16% of our revenues during calendar year 1999. No single customer accounted for 10% or more of our revenues in 1998.

SALES, MARKETING AND CUSTOMER SERVICE AND SUPPORT

    SALES

    Our sales strategy is to pursue targeted accounts both directly through our internal sales force and indirectly through our strategic partners. To date, we have targeted our sales efforts at medium and large Internet service providers, Internet divisions of traditional telecommunications providers and other providers of Internet-based services. In many instances, we have initially established a customer relationship based on our Internet roaming capabilities and subsequently sold additional value-added services, such as Internet telephony and prepaid Internet telephony services. As our service offerings have expanded, we have broadened our sales focus to include regional and emerging telephone companies and telecommunications providers.

    We maintain direct sales personnel domestically in our Milpitas, California headquarters, Florida, Texas and Virginia, and internationally in China, France, Germany, Jordan, Malaysia, Singapore, South Korea and Taiwan. The direct sales force is organized into individual regional account teams, which include both sales representatives and systems and marketing engineers. As of December 31, 1999, our direct sales force comprised 30 individuals. We intend to increase the size of our direct sales force and establish additional sales offices domestically and internationally.

    We complement our direct sales force with value-added resellers, systems integrators, and hardware and software developers such as Lucent Technologies and Cisco Systems. These parties provide a global extension of our direct sales force and serve as a source of leads and referrals.

    We also maintain an extensive Web site which, among other things, provides information to prospective customers and affiliates concerning the technical and other requirements for becoming a member of the GRIC Alliance.

    MARKETING

    Our marketing programs are targeted at providers of Internet-based services and are currently focused on creating awareness of, and generating interest in, GRIC CSP and our services. We engage in a variety of marketing activities, including:

    - conducting direct mailings and ongoing public relations campaigns;

    - conducting seminars;

    - creating and placing advertisements;

    - managing and maintaining our Web site; and

    - establishing and maintaining close relationships with recognized industry analysts.

    We are an active participant in technology-related conferences and demonstrate our products at trade shows targeted at providers of Internet-based services. We also focus on a range of joint marketing strategies and programs with our partners in order to leverage their existing strategic relationships and resources.

    CUSTOMER SERVICE AND SUPPORT

    We believe that customer service and support are critical to maintaining existing customer relationships and developing relationships with new customers. Our customer service group performs pre-sales support, product installation and customization, technical support and consulting services, customer training and product maintenance. Through our network operation centers in California, Malaysia and France, we have established a globally distributed sales and support capability that provides support coverage 24 hours-a-day, seven days-a-week.

RESEARCH AND DEVELOPMENT

    Our research and development efforts are currently focused on improving the functionality and performance of our existing products and developing new products, such as a stand-alone, separately licensable version of GRIC CSP. We obtain extensive product development input from our customers and monitor our customers' needs and changes in the marketplace. We are currently working on key areas such as electronic commerce and the interoperability of our products with those of other vendors. In addition, we are developing improved network management capabilities and enhanced end users features.

    We believe our success will depend, in part, on our ability to develop and introduce new products and enhancements to our existing products. In the past we have made, and intend to continue to make, significant investments in research and development. Our research and development expenditures were approximately $8.1 million in 1999, $5.1 million in 1998, $2.3 million in 1997 and $1.0 million in 1996. If we are unable to develop new products or enhancements to existing products on a timely basis, or if the new products or enhancements fail to achieve market acceptance, our business, prospects and results of operations will suffer.

COMPETITION

    We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing, primarily on the basis of the following factors:

    - breadth of geographic presence;

    - availability and breadth of Internet-based communications services;

    - ease of integration;

    - ability to offer turnkey solutions;

    - price;

    - performance;

    - flexibility;

    - customer service;

    - scalability;

    - reliability; and

    - network quality and capacity.

    There are low barriers to entry to new or existing businesses seeking to offer services on the Internet. As a result, our business environment is intensely competitive, highly fragmented and rapidly changing. Competition can come from many sources and may be focused on different segments of our business. We presently compete directly with iPass in the market for Internet roaming and related settlement services and iPass has formed a competing alliance. Providers of Internet telephony services such as iBasis (formerly VIP Calling) and ITXC compete with our Internet telephony services. Transnexus offers a clearinghouse service for Internet telephony that supports the Open Standards Protocol. Potential competitors to future stand-alone GRIC CSP products include operations support system vendors, such as CAP Gemini, EDS and Lucent Technologies. AT&T and other large telecommunications companies, such as MCI Worldcom, may compete, or have the ability and resources to compete, in each of our markets, including by offering clearinghouse and roaming services. Some companies, such as AT&T, may in the future develop an intelligent platform network that competes with existing or planned future versions of our GRIC CSP software.

    Other companies specialize only in a single Internet-based service, such as Internet roaming or Internet telephony. While we believe that the multi-service nature of our product offering may give us a competitive advantage in general, the narrower focus of these competing companies may give them the ability to compete more effectively in the market for their respective individual products and services.

    The long distance telephony market and the Internet telephony market are highly competitive. There are several large and numerous small competitors, and we expect to face continuing competition for Internet telephony based on price and service offerings from existing competitors and new market entrants in the future. Our competitors in these markets include major and emerging telecommunications carriers in the United States and foreign telecommunications carriers. These include AT&T Global Clearinghouse, iBasis and ITXC, which compete in both the business and retail segments, and other Internet telephony service providers which currently focus only on a retail customer base. In addition, companies currently in related markets have begun to enter the Internet telephony market.

    Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. In addition, a number of these competitors may merge or form strategic partnerships. As a result, certain of these competitors may be able to offer, or bring to market earlier, products or services that are superior to our own in terms of features, quality, pricing or other factors. Our failure to compete successfully in any of the markets in which we compete could have a material adverse effect on our business, prospects, results of operations or financial condition or on the price of our common stock.

GOVERNMENT REGULATION

    We are not currently subject to federal or state telecommunications common carrier regulation, and we do not believe that we are subject to local regulation or laws or regulations applicable to access to or commerce on the Internet or use of the Internet to provide telephone service, other than regulations applicable to businesses generally.

    REGULATION OF INTERNET TELEPHONY

    The use of the Internet to provide telephone service is a recent market development. We are currently aware of no domestic and few foreign laws or regulations that prohibit voice communications over the Internet.

    UNITED STATES. We believe that, under United States law, the Internet-related services that we provide constitute information services and are not regulated as telecommunications services and therefore are not currently actively regulated by the Federal Communications Commission, or any state agencies charged with regulating telecommunications carriers. We cannot assure you that Internet-related services will not be actively regulated in the future. Several efforts have been made in the U.S. to enact federal legislation that would either regulate or exempt from regulation services provided over the Internet. Increased regulation of the Internet generally may slow our growth, particularly if other countries also impose regulations. Such regulation could materially adversely affect our business, prospects, operating results and financial condition.

    Recently, the FCC has considered whether to impose surcharges or other common carrier regulations upon certain providers of Internet telephony, primarily those that, unlike us, provide Internet telephony services to end users located within the U.S. While the FCC has presently decided that information service providers, including Internet telephony providers, are not telecommunications carriers, various companies have challenged that decision. Congressional dissatisfaction with FCC conclusions could result in legislation requiring that the FCC impose greater or lesser regulation, which in turn could materially adversely affect our business, financial condition, operating results and future prospects. On April 10, 1998, the FCC issued a report to Congress discussing the implementation of certain universal service provisions contained in 1996 amendments to the Communications Act of 1934. In the report, the FCC indicated that it would examine the question of whether certain forms of phone-to-phone Internet protocol telephony are information services, which are exempt from Universal Service Fund contribution requirements, or telecommunications services, which must make these contributions. The FCC noted that it did not have, as of the date of the report, an adequate record on which to make a definitive pronouncement, but that the record suggested that certain forms of phone-to-phone Internet telephony appear to have the same functionality as non-Internet protocol telecommunications services and lack the characteristics that would render them classified as information services, which are exempt from Universal Service Fund contribution requirements. The FCC previously has expressly found that at least one kind of data communications service using the frame relay protocol should be regulated as a basic telecommunications service. This means that any service provider that is providing voice over frame relay service could be classified as a telecommunications common carrier and therefore subject to regulation, including being required to contribute to universal service subsidies. The FCC has not expressly made any similar regulatory determination with respect to transmissions made over asynchronous transfer mode protocols. Additionally, to the present time, transmission services provided over leased lines that are "contaminated" with true information services have been categorized by the FCC as unregulated. Any determination by the FCC that the simple transmission of voice over asynchronous transfer mode or Internet protocols constitutes a basic telecommunications service similar to frame relay could affect the regulatory treatment of our customers, particularly customers that operate their own transmission facilities. A determination by the FCC that we or any of our customers should be regulated as telecommunications service providers could materially affect the way we conduct our business.

    On February 25, 1999, the FCC ruled that telephone traffic bound for Internet service providers is predominantly "interstate" traffic that is subject to federal jurisdiction and is not "local" traffic for which reciprocal compensation between local exchange carriers is mandatory under the Communications Act. Incumbent local exchange carriers, also known as "ILECs," have since argued on this basis that Internet service providers should be required to pay the same kinds of access charges that are presently applied to traditional-style interstate voice telephone services. However, having found that most Internet service-bound traffic is jurisdictionally interstate, the FCC has clarified that its jurisdictional determination does not preclude states from continuing to apply local service tariffs to calls made by end users to Internet service providers, or from determining that reciprocal compensation must still be paid pursuant to interconnection agreements between incumbent and competitive local exchange carriers. The FCC emphasized that its finding that dial-up calls to Internet service providers are subject to federal jurisdiction did not compel it to hold that dial-up calls to Internet service providers must be federally tariffed. On March 24, 2000, the United States Court of Appeals for the D.C. Circuit vacated and remanded the FCC's ruling, indicating that internal dial-up traffic may be simultaneously "local" for reciprocal compensation purposes and "interstate" for jurisdictional purposes. We cannot foresee the ultimate consequences of this decision for our business. The FCC has continued to make statements supporting the continued treatment of Internet-related services as "unregulated" information services. However, the FCC is continuing to examine these issues, and expanded reliance on Internet-protocol or Internet-based services by traditional telephone carriers may result in changes to FCC policies in the future.

    If the FCC were to determine that Internet-based telephony services are subject to FCC regulations as telecommunications services, the FCC could require providers of Internet telephony services to be subject to traditional common carrier regulation, make contributions to the Universal Service Fund or pay access charges. It is also possible that the FCC may adopt a regulatory framework other than traditional common carrier regulation that would apply to Internet telephony providers. Any FCC regulatory regime could materially adversely affect our business, prospects, operating results and financial condition to the extent that it would negatively affect the cost of doing business over the Internet or otherwise slow the growth of the Internet.

    The FCC has the jurisdiction to determine that enhanced services, such as Internet services, should be treated as unregulated information services. To the extent that the Internet telephony services provided by our customers are inseparable from other Internet services, they are subject exclusively to federal jurisdiction. Consequently, currently, state regulatory authorities may not assert jurisdiction to regulate the provision of such intrastate Internet telephony services. In the event FCC policies change, however or to the extent that phone-to-phone Internet telephony is separable from other Internet services state authorities may assert jurisdiction to regulate intrastate Internet telephony.

    INTERNATIONAL. The regulatory treatment of Internet telephony outside of the U.S. varies widely from country to country. A number of countries that currently prohibit competition in the provision of voice telephony also prohibit Internet telephony. Other countries permit but regulate Internet telephony. Some countries will evaluate proposed Internet telephony service on a case-by-case basis and determine whether it should be regulated, for example, as a voice service or as another telecommunications service. In many countries, Internet telephony has not yet been addressed by legislation. Increased regulation of the Internet or Internet telephony providers or the prohibition of or significant restrictions upon Internet telephony in one or more countries could materially adversely affect our business, prospects, operating results and financial condition.

    The European Union regulatory regime, for example, distinguishes between voice telephony services and other telecommunications services. In Services Directive 90/388/EEC, issued in 1990, the European Commission required its Member States to allow competition for all telecommunications services except voice telephony and certain other services. The Services Directive was amended in 1996 by Commission Directive 96/19/EC, which required the liberalization of all telecommunications services, including voice telephony, by January 1, 1998. In addition, Services Directive 96/19/EC held that services other than voice telephony could be subjected to no more than a general authorization or declaration procedure. In contrast, voice telephony may be subject to individual licenses. For purposes of these Services Directives, "voice telephony" is defined as the commercial provision for the public of the direct transport and switching of speech in real time between public switch network termination points.

    On January 10, 1998, the European Commission issued a communication that addressed whether Internet telephony was voice telephony and thus subject to regulation by the Member States. Consistent with its earlier directives, the European Commission stated that Internet telephony could properly be considered voice telephony, and thus subject to regulation by the Member States, only if all elements of its "voice telephony" definition were met. In this January 1998 communication, the European Commission concluded that no form of Internet telephony currently meets the definition of "voice telephony." The European Commission stated that only phone-to-phone communications reasonably could be considered voice telephony and that, at present, even phone-to-phone Internet telephony does not meet all elements of its voice telephony definition. Therefore, the European Commission concluded that voice over Internet services cannot "for the time being" be classified as "voice telephony."

    Under the European Commission's analysis, Internet telephony must be permitted and providers of Internet telephony should be subjected to no more than a general authorization or declaration requirement by the Member States. However, in practice more stringent regulatory requirements may be imposed by individual Member States, since European Commission communications, unlike directives, are not binding on the Member States. The Member States therefore are not obligated to reach the same conclusions as the European Commission on this subject so long as they adhere to the definition of "voice telephony" in the Services Directive. In fact, some countries have moved forward through national regulatory procedures to adopt an individual licensing requirement for certain types of Internet telephony providers. In Germany the national regulator has looked at Internet telephony providers on an individual basis and has found that several of them meet the "real time" standard and required them to obtain an individual license. The United Kingdom has not formally pronounced Internet telephony as voice telephony however in the context of international voice resale, the Department of Trade and Industry recommends that providers obtain an individual resale license. Finally, France has taken comments on a consultation document concerning the regulation of Internet telephony, although no formal decision or regulation has been released. Thus, services provided over our global network could be deemed voice telephony subject to heightened regulation by one or more European Union Member States. Our failure or the failure of any of our customers or affiliates to obtain any necessary authorizations could have a material adverse effect on our business, prospects, operating results and financial condition. Moreover, the European Commission is continuing to examine the regulatory treatment of Internet telephony in inquiries on convergence of telecommunications and information services technologies.

    As our services are made available in foreign countries, and as we facilitate sales by our customers and affiliates to end users located in foreign countries, these countries may claim that we or our customers are required to qualify to do business in the particular foreign country, that we are otherwise subject to regulation, including requirements to obtain authorization, or that we or our customers are prohibited in all cases from conducting business as currently conducted in that foreign country. Our failure to qualify as a foreign corporation in a jurisdiction in which we are required to do so or to comply with foreign laws and regulations could subject us to taxes and penalties or preclude us from, or limit our ability in, enforcing contracts in these jurisdictions, which could materially adversely affect our business, prospects, operating results and financial condition.

    Our customers and affiliates may also currently be, or in the future may become, subject to requirements to qualify to do business in a particular foreign country, to comply with regulations, including requirements to obtain authorization, or to cease from conducting their business as conducted in that foreign country. We cannot be certain that our customers and affiliates are currently in compliance with any of these requirements, will be able to comply with any of these requirements, or will continue in compliance with any of these requirements. The failure of our customers and affiliates to comply with these requirements could materially adversely affect our business, prospects, operating results and financial condition.

    OTHER REGULATIONS AFFECTING THE INTERNET

    UNITED STATES. Congress has adopted legislation that regulates certain aspects of the Internet, including intellectual property protection and child protection. In addition, Congress and other federal entities are considering other legislative and regulatory proposals that would further regulate the Internet. Congress is, for example, currently considering legislation on a wide range of issues including Internet spamming, privacy, gambling, pornography, taxes, Internet fraud, privacy and digital signatures. Various states have adopted and are considering Internet-related legislation. Increased U.S. regulation of the Internet may slow our growth, particularly if other governments follow suit, which may negatively impact the cost of doing business over the Internet and materially adversely affect our business, prospects, results of operations and financial condition.

    INTERNATIONAL. The European Union has also enacted several directives relating to the Internet. The European Union has, for example, adopted a directive that imposes restrictions on the collection and use of personal data. Under the directive, citizens of the European Union are guaranteed rights to access their data, rights to know where the data originated, rights to have inaccurate data rectified, rights to recourse in the event of unlawful processing and rights to withhold permission to use their data for direct marketing. Individual Member States laws implementing the directive could, among other things, affect U.S. companies that collect information on the Internet from individuals in Member States, including subscribing and billing information, for transmission to the United States, and will impose restrictions that are more stringent than current Internet privacy standards in the U.S. In particular, companies with offices located in European Union countries will not be allowed to send personal information to countries that do not maintain adequate standards of privacy. Although we do not engage in the collection of data for purposes other than routing our services and billing for our services, the directive is broad and the European Union privacy standards are stringent. Accordingly, the potential effect on us is uncertain.

    In response to the European Union directive, the U.S. has negotiated with the European Union to establish certain "Safe Harbor" principles which will provide companies operating in the U.S. that choose to adhere to them a presumption of adequate protection of privacy. These Safe Harbor principles, which are expected to receive formal European approval and be implemented in early April 2000, include requirements, for example, that the host of a web site or other providers of information services and collectors of personal data, including billing and collection data, establish certain procedures to disclose and provide notice to users of privacy and security policies, obtain consent from users for certain collection and use of information and provide users with the ability to access, correct and delete personal information that is being stored. The principles also include enforcement and redress provisions. The U.S. information services industry has advocated, and the Safe Harbor rule reflects, that the principles may be implemented through self-regulation and industry self-certification. In the future, however, the requirements embodied in the principles may become mandatory under U.S. law. Additionally, the European Union directive requirements are likely to be supplemented in the U.S. by other state and federal privacy legislation. In conducting our business internationally, we must comply with similar privacy and data protection rules in all countries in which we do business. Any such requirements may adversely affect our ability to collect demographic and personal information from users, which could have an adverse effect on our ability to provide targeted advertisements. Although we will endeavor to meet the requirements of the European Union directive and any U.S. regulations, we cannot guarantee that adequacy of our compliance will not be subject to challenge.

INTELLECTUAL PROPERTY

    We rely on a combination of patent, copyright, trademark and trade secret protection, nondisclosure agreements and licensing restrictions and arrangements to establish and protect our proprietary rights. We cannot assure you that these forms of protection will be effective. We have been issued United States Patent Number 5,898,780 dated April 27, 1999 for "Method and Apparatus for Authorizing Remote Internet Access," and have three other U.S. patents pending relating to Internet telephony, Internet settlement and Internet route termination. We cannot assure you that patents will issue from the pending applications or, if any patents are issued, that they will be sufficiently broad to protect our technology adequately. We have a number of trademarks and trademark applications and use copyright and trade secret protection to protect our software and other original works.

    We enter into confidentiality and proprietary information and invention agreements with our customers, employees and consultants, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy, reverse engineer or otherwise obtain and use our products or technology or otherwise appropriate our proprietary network information. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. The laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many United States companies have encountered substantial infringement problems in these countries, some of which are countries in which we operate.

    From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and may assert claims or initiate litigation against us or our manufacturers, suppliers or customers with respect to existing or future products or services. We have not conducted an exhaustive search of patents issued to others. Because of the number of patents issued and patent applications filed relating to the transmission of voice over packet-switched networks, current or potential customers, competitors and other third parties may have filed, or may file applications for, or may have received or in the future receive, patents or obtain additional intellectual property rights relating to materials or processes that we use or intend to use. If these third-party patents or other proprietary rights have been or are issued, or are otherwise asserted by third parties, the holders of these patents or other proprietary rights may bring infringement claims against us. Furthermore, former employers of our current or future employees may assert that our employees have improperly disclosed confidential or proprietary information to us. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights and the rights of others. Any of these claims, with or without merit, may be time-consuming, may result in costly litigation, may divert technical and management personnel, or may require us to develop non-infringing technology, which may be costly and time consuming. Alternatively, others may claim that we infringe their intellectual property rights, and we may be required to obtain a license or royalty agreement from those parties claiming the infringement. We cannot assure you that any license or royalty agreement would be available. The terms of any license or royalty agreement that is available may be very unfavorable to us. In addition, an adverse ruling could result in substantial damages or the issuance of an injunction against us requiring that we cease development and withdraw some products and services from the marketplace. Limitations on our ability to market our products and services, and delays and costs associated with monetary damages and redesigns in compliance with an adverse judgment or settlement, could seriously harm our business, prospects, results of operations and financial condition.

TRADEMARKS

    GRIC is our registered trademark and GRIC Alliance, GRIC Network, GRIC Alliance Network, Global Reach Internet Connection, GRICprepaid, GRICtraveler, GRICphone, GRICfax, GRIC CSP, GRIC Convergent Services Platform, the GRIC logo and "Technology that brings intelligence to the Internet" are our trademarks.

EMPLOYEES

    As of December 31, 1999, we had 170 employees. Our future performance depends, in significant part, on our ability to retain existing personnel in key areas such as engineering, technical support, sales and senior management who are in high demand. None of our employees is subject to a collective bargaining agreement, nor have we experienced work stoppage. We consider our relationships with our employees to be good.

ITEM 2. PROPERTIES

    We occupy approximately 31,000 square feet of space in Milpitas, California under a lease that expires in February 2003. We also lease sales and support offices in China, France, Japan, Malaysia, Singapore, South Korea and Taiwan. In the event that existing facilities are not adequate for our needs, we anticipate that additional facilities will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

    The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 1999.

ITEM 4A. EXECUTIVE OFFICERS

    The following table sets forth information with respect to persons who served as an executive officer as of December 31, 1999.

NAME                                          AGE                       POSITION
----                                        --------                    --------
Roger Peirce..............................     58      Chairman
Dr. Hong Chen.............................     37      President, Chief Executive Officer and
                                                       Director
Lynn Y. Liu...............................     41      Senior Vice President, Corporate
                                                       Development and Director
Joseph M. Zaelit..........................     54      Senior Vice President, Finance and
                                                       Administration and Chief Financial Officer
Philip M. Sakakihara......................     56      Senior Vice President, Engineering and
                                                       Network Operations
Kristin L. Steinmetz......................     40      Senior Vice President, Marketing and
                                                       Business Development
Christophe J. Culine......................     35      Regional President, Europe, Americas and
                                                       Africa
David L. Teichmann........................     44      Vice President, General Counsel and
                                                       Secretary
Barron B. Cox.............................     46      Vice President, Human Resources

    ROGER L. PEIRCE has served as our Chairman since July 1999 and as a director since March 1998. From August 1998 to March 1999, Mr. Peirce was Chairman and Chief Executive Officer of U.S. Wireless Data, a wireless point-of-sale services provider. From January 1994 to June 1998, he was Group President of Merchant Services for First Data Corp., a credit card processing services company. From 1981 to January 1994, he held various positions at VISA International, a credit card company, most recently as Chief Operating Officer. Mr. Peirce holds a B.A. degree in Mathematics from San Jose State University.

    DR. HONG CHEN, one of our co-founders, has served as our Chief Executive Officer since our inception in February 1994 and as our President since
July 1999. Dr. Chen also served as Chairman from February 1994 to July 1999 and continues to serve as a director. From February 1993 to February 1994, Dr. Chen was Senior Consultant with TRW Financial Systems, a systems integrator.
Dr. Chen also serves as a technical advisory board member for the Industry Technology Research Institute in Taiwan. Dr. Chen holds a B.S. degree in Computer Science from Xian Jiaotong University and M.S. and Ph.D degrees in Computer Science from State University of New York at Stony Brook. Dr. Chen is married to Ms. Liu.

    LYNN Y. LIU, one of our co-founders, has served as our Senior Vice President, Corporate Development since January 2000, as Regional President, Asia Pacific from December 1998 to December 1999 and as a director since our inception in February 1994. From our inception to November 1998, she was our Chief Operating Officer and Executive Vice President responsible for product management, network operations and engineering. From October 1991 to October 1994, she held the positions of architect and engineering manager at MARCorp, a multimedia library software company. Ms. Liu holds a B.S. degree in Library Science from National Taiwan University and an M.S. degree in Computer Science from State University of New York at Stony Brook. Ms. Liu is married to Dr. Chen.

    JOSEPH M. ZAELIT has served as our Senior Vice President, Finance and Administration and Chief Financial Officer since January 1999. From August 1993 to June 1998, he was employed by VeriFone, Inc., a manufacturer of electronic payment equipment, most recently as Senior Vice President, Finance and Administration and Chief Financial Officer. From 1973 to 1993, Mr. Zaelit held a variety of senior financial positions at Hewlett-Packard Company, most recently as Corporate

Treasury Manager. Mr. Zaelit holds a B.S. degree in Accounting and an M.B.A. degree, each from the University of Utah, and is a Certified Public Accountant in California.

    PHILIP M. SAKAKIHARA has served as our Senior Vice President, Engineering and Network Operations since December 1998. From December 1995 to
November 1998, he was Vice President, Engineering and Worldwide Support for Prism Solutions, Inc., an enterprise software solutions company. From July 1994 to December 1995, he was Vice President, Engineering for Viewstar Corporation, an enterprise software solutions company. From May 1972 to July 1994, Mr. Sakakihara held various senior engineering and management positions with Hewlett-Packard Company, including General Manager of the Distributed Computing Products Operation. Mr. Sakakihara holds a B.S. degree in Applied Mathematics from San Jose State University and an M.S. degree in Applied Mathematics from Santa Clara University.

    KRISTIN L. STEINMETZ has served as our Senior Vice President, Marketing and Business Development since July 1999. From June 1991 to July 1999, she served in various positions at AT&T Corporation, a global telecommunications company, most recently as Vice President of Global Services, Consumer Marketing Vice President and Director of Strategy and Business Planning. From 1989 to 1991, she held the position of Senior Management Consultant at Edgar, Dunn and Company, a consulting firm. Ms. Steinmetz holds a B.A. degree in Zoology from the University of California at Berkeley and an M.B.A. degree from Cornell University.

    CHRISTOPHE J. CULINE has served as our Regional President, Europe, Americas and Africa since December 1998. From September 1996 to November 1998, he was our Vice President, Worldwide Sales. From April 1991 to August 1996, Mr. Culine held various positions, including Vice President, Worldwide Sales and Vice President, European Sales, with NCD Software, a wholly-owned subsidiary of NCD Corporation, an Internet software company. Mr. Culine holds a diploma from EUDIL (the University of Lille) in France.

    DAVID L. TEICHMANN has served as our Vice President, General Counsel and Secretary since July 1998. From October 1993 to July 1998, he served in various positions at Sybase, Inc., a software company, including Vice President, International Law as well as Director of European Legal Affairs based out of Sybase's Netherlands headquarters. From March 1989 to October 1993,
Mr. Teichmann was Assistant General Counsel handling legal matters in Asia-Pacific, Japan, Canada and Latin America for Tandem Computers Corporation, a computer company. Mr. Teichmann holds a B.A. degree in Political Science from Trinity College, an M.A.L.D. degree in Law & Diplomacy from the Fletcher School of Law & Diplomacy and a J.D. degree from the University of Hawaii School of Law.

    BARRON B. COX has served as our Vice President, Human Resources since August 1999. From May 1999 to July 1999, Mr. Cox served as our Senior Director of Human Resources. From September 1997 to April 1999, he was Vice President of Human Resources at Prism Solutions. From 1993 to 1997, he was Director of Human Resources at Scios, Inc., a biopharmaceutical company. From 1988 to 1993,
Mr. Cox held various positions at Apple Computer's Enterprise Systems Division, most recently as its Director of Human Resources. From 1984 to 1988, Mr. Cox served in various human resources positions at Digital Equipment Corporation. Mr. Cox holds a B.S. degree in Political Science from Northeastern University.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION

    The Company's common stock is traded on The Nasdaq National Market under the symbol "GRIC." The following table sets forth the range of the high and low closing sale prices by quarter as reported on the Nasdaq National Market since December 15, 1999, the date our common stock commenced public trading.

                                                                HIGH       LOW
                                                              --------   --------
FISCAL YEAR ENDED DECEMBER 31, 1999:
Fourth Quarter (since December 15, 1999)....................   $27.13     $19.06

    On December 31, 1999, there were approximately 142 stockholders of record of the Company's common stock.

DIVIDENDS

    The Company has never paid cash dividends on its common stock. The Company intends to retain its earnings for use in its business and, therefore, does not anticipate paying any cash dividends on the common stock.

RECENT SALES OF UNREGISTERED SECURITIES

    The following table sets forth information regarding all securities of the Company sold by the Company from January 1, 1999 to December 31, 1999. References to warrants below assume the full exercise of all warrants. Preferred stock numbers are presented on an as converted to common stock basis and reflect the Company's reincorporation into Delaware.

                                                                                  AGGREGATE
                                                                    NUMBER OF      PURCHASE        FORM OF
CLASS OF PURCHASERS       DATE OF SALE       TITLE OF SECURITIES    SECURITIES      PRICE       CONSIDERATION
-------------------      ---------------   -----------------------  ----------   ------------   -------------
Employee option          1/1/99-12/31/99   Common Stock               375,733        $610,042          Cash
exercises, as a group
Various purchasers(1)            1/31/99   1998 bridge loans          250,010      $2,800,125          Cash
                                           convertible into Series
                                           D Preferred Stock(2)
Various purchasers(1)               4/99   1999 bridge loans        1,846,468     $12,925,293          Cash
                                           convertible into
                                           Series D Preferred
                                           Stock(2)
Various purchasers(1)               4/99   Series D Preferred         672,328              $0           N/A
                                           Stock(3)
Various purchasers(1)          4/99-6/99   Series D Preferred       1,821,428     $12,750,000          Cash
                                           Stock
Various purchasers(1)           12/14/99   Warrants to purchase       223,206      $1,562,442          Cash
                                           Series D Preferred
                                           Stock(4)
Nokia Holdings, Inc.            11/12/99   Series E Preferred         600,240      $6,000,000          Cash
                                           Stock

--------------------------

(1) Each purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment and represented to the Company that the shares were being acquired for investment.

(2) The 1998 and 1999 bridge loans convertible into Series D Preferred Stock were converted at $11.20 per share and at $7.00 per share, respectively.

(3) Additional shares issued in connection with the repricing of the Series D Preferred Stock from $11.20 per share to $7.00 per share on April 1999.

(4) Each warrant for Series D Preferred Stock was exercised at $7.00 per share.

    All sales of common stock made pursuant to the exercise of stock options granted under the stock option plans of the Company or its predecessors were made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act.

    All other sales were made in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. The securities were sold to a limited number of people with no general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investment and who represented to the issuer that the shares were being acquired for investment.

USE OF PROCEEDS

    On December 14, 1999, a registration statement on Form S-1 (No. 333-87497) was declared effective by the SEC, pursuant to which 5,290,000 shares of our common stock were offered and sold for our account at a price of $14.00 per share, generating gross proceeds of approximately $74.0 million. Each outstanding share of preferred stock was automatically converted into one share of common stock upon the closing of the initial public offering. The managing underwriters were CIBC World Markets, U.S. Bancorp Piper Jaffray and Prudential Volpe Technology.

    In connection with the offering, we incurred $5.2 million in underwriting discounts and commissions, and $2.0 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were $66.8 million.

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENT OF INCOME DATA

    The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                        YEARS ENDED DECEMBER 31,
                                                          ----------------------------------------------------
                                                            1995       1996       1997       1998       1999
                                                          --------   --------   --------   --------   --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statements of Operations Data:
Revenues:
  Settlement............................................   $   --    $    --    $   254    $  1,666   $  7,962
  Software and other....................................       --        403      1,280         883      1,659
                                                           ------    -------    -------    --------   --------
    Net revenues........................................       --        403      1,534       2,549      9,621
Costs and expenses:
  Cost of settlement revenues...........................       --         --        156       1,444      6,980
  Cost of software and other revenues...................       --         --        708         982        118
  Network and operations................................       --         --        837       1,117      3,054
  Research and development..............................       --        998      2,314       5,080      8,128
  Sales and marketing...................................       --         49      3,723       6,373      8,682
  General and administrative............................       --        391      2,002       3,540      4,967
  Other operating expenses (expense reversals)..........       --         --         --       1,500       (925)
  Amortization of stock-based compensation..............       --         --         --          --        300
                                                           ------    -------    -------    --------   --------
    Total costs and expenses............................       --      1,438      9,740      20,036     31,304
                                                           ------    -------    -------    --------   --------
Operating loss..........................................       --     (1,035)    (8,206)    (17,487)   (21,683)
Interest income and other, net..........................       --        104         79         192        519
Interest expense........................................       --         --         --        (575)    (1,332)
                                                           ------    -------    -------    --------   --------
Loss from continuing operations before income taxes.....       --       (931)    (8,127)    (17,870)   (22,496)
Provision for income taxes from continuing operations...       --         --         59          32         70
                                                           ------    -------    -------    --------   --------
Net loss from continuing operations.....................       --       (931)    (8,186)    (17,902)   (22,566)
                                                           ------    -------    -------    --------   --------
Discontinued operations:
Loss from discontinued operations.......................     (726)    (1,683)      (774)         --         --
Gain on disposal of discontinued operations.............       --         --      5,118          --         --
                                                           ------    -------    -------    --------   --------
Net loss................................................   $ (726)   $(2,614)   $(3,842)   $(17,902)  $(22,566)
                                                           ======    =======    =======    ========   ========
Basic and diluted net loss per share from continuing
  operations............................................   $   --    $ (0.52)   $ (4.42)   $  (9.19)  $  (7.95)
                                                           ======    =======    =======    ========   ========
Basic and diluted net loss per share....................   $(0.36)   $ (1.46)   $ (2.08)   $  (9.19)  $  (7.95)
                                                           ======    =======    =======    ========   ========
Shares used to compute basic and diluted net loss per
  share.................................................    1,998      1,789      1,851       1,948      2,837
                                                           ======    =======    =======    ========   ========

CONSOLIDATED BALANCE SHEET DATA

                                                                          YEARS ENDED DECEMBER 31,
                                                            ----------------------------------------------------
                                                              1995       1996       1997       1998       1999
                                                            --------   --------   --------   --------   --------
                                                                               (IN THOUSANDS)
Net assets of discontinued operations.....................   $3,100     $1,563     $   --    $     --   $    --
Total assets..............................................    3,100      5,796      9,855       4,740    85,377
Long-term debt and capital lease obligations, less current
  portion.................................................       --         --         19       1,069     1,147
Redeemable convertible preferred stock....................    3,888      8,590      8,590       8,590        --
Total stockholders' equity (deficit)......................    3,100     (3,402)        61     (14,806)   75,853

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE SELECTED CONSOLIDATED FINANCIAL INFORMATION AND THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES APPEARING ELSEWHERE IN THIS FORM 10-K. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT.

OVERVIEW

    We provide services and software that enable our customers to offer Internet-based products and services. Our customers include telecommunications companies, Internet service providers and newly-emerging communication service providers.

    Settlement revenues are generated when we provide settlement services to customers whose end users initiate Internet communications. For each global Internet roaming transaction, we use our software to track the usage, collect the amount that a roamer's "home" service provider owes us, pay the appropriate amount to the service provider enabling local access, and provide the underlying usage data to our customer to enable billing of its end user. For each Internet telephony call, we use our software to track the usage, settle the amounts owed to GRIC and owed by GRIC as a result of the transaction, and provide the underlying usage data to our customers to enable billing of their end users.

    We have incurred substantial losses since our inception as a result of expenses associated with building our GRIC Alliance and related network infrastructure and developing our software products. As of December 31, 1999, we had an accumulated deficit of approximately $47.7 million. We anticipate that our operating expenses will increase substantially in the future as we continue to expand our network and develop our software products. Accordingly, we expect to incur additional losses for the foreseeable future, and we cannot assure you that we will achieve or sustain profitability. See "Factors That May Affect Future Results--We have not been profitable to date, we may never be profitable and we anticipate continued losses for the foreseeable future."

    From our inception until 1997 we were both an Internet service provider in Northern California and an independent software developer for the Internet service provider community. In 1997, we sold our local Internet service provider business and related assets. Operations through 1997 that related to our Internet service provider business are reflected as discontinued operations. We first recognized clearinghouse settlement revenues in 1997, and since 1998 we have derived our revenues primarily from clearinghouse settlement services.

    Our business model has evolved in the course of our development and we believe that period-to-period comparisons of our operating results should not be relied upon as indicative of future performance. Our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. See "Factors That May Affect Future Results--Our operating history is more limited than that of many other companies, so you may find it difficult to evaluate our business in making an investment decision."

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    REVENUES

    Total revenues increased 277.4% to $9.6 million during 1999 from $2.5 million in 1998. Both settlement revenues and software, hardware and maintenance and services revenues grew significantly during 1999.

    SETTLEMENT REVENUES. Settlement revenues increased to $8.0 million in 1999 from $1.7 million in the prior year, an increase of 377.9%. This increase reflects higher volumes of both Internet roaming and Internet telephony transactions. We expect settlement revenues from Internet telephony to increase in the future at a faster rate than revenues from Internet roaming.

    SOFTWARE AND OTHER REVENUES. Software, hardware and maintenance and services revenues increased to $1.7 million in 1999 from $883,000 during 1998, representing an increase of 87.9%. This increase is primarily due to higher sales of our prepaid Internet telephony software and related maintenance and services, which we introduced in February 1999, and higher sales of our Internet roaming software and related maintenance and services, offset by a reduction of hardware sales, which we discontinued in June 1999.

    COSTS AND EXPENSES

    COST OF SETTLEMENT REVENUES. Cost of settlement revenues represents the amounts we pay to access the Internet for Internet roaming services for our customers, and to terminate Internet telephony services for our customers. Cost of settlement revenues increased to $7.0 million in 1999 from $1.4 million in 1998, representing an increase of 383.4%. The increase was due to higher sales volumes in our Internet roaming and Internet telephony services.

    COST OF SOFTWARE AND OTHER REVENUES. Cost of software, hardware and maintenance and services revenues represents license fees for third-party software that is incorporated into our software products, and the cost of Internet telephony equipment. Cost of software, hardware and maintenance and services revenues decreased to $118,000 in 1999 from $1.0 million for 1998, a decrease of 88.0%. This decrease is primarily attributable to our decision to no longer resell certain software and hardware products.

    NETWORK AND OPERATIONS. Network and operations expenses include salaries, benefits, allocated facility and management information systems costs, costs of co-location of network equipment and leased telecommunication lines, and depreciation on network equipment. Network and operations expenses increased to $3.1 million in 1999 from $1.1 million in the prior year, representing an increase of 173.4%. This increase was due to higher business activity and higher costs associated with the expansion of our customer support and network operation centers to a 24 hours-a-day, seven days-a-week basis. We expect that network and operations expenses will continue to increase in absolute dollars as we expand our network infrastructure to meet anticipated increases in transaction processing volume.

    RESEARCH AND DEVELOPMENT. Research and development expenses include salaries, benefits and recruiting costs of employees and outside consultants, quality assurance, allocated facility, management information systems and depreciation costs. Research and development increased $3.0 million to $8.1 million in 1999 from $5.1 million in 1998, representing an increase of 60.0%. This increase was primarily due to the continuing development of our GRIC CSP software. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to achieving our strategic objectives, and we expect that research and development expenses will increase significantly in absolute dollars in the future.

    SALES AND MARKETING. Sales and marketing expenses include salaries, benefits and commissions earned by sales and marketing personnel, allocated facility, management information systems and depreciation costs, cost for marketing and promotional programs, and costs associated with our domestic and international sales offices. Sales and marketing expenses increased to $8.7 million in 1999 from $6.4 million during 1998, representing an increase of 36.2%. This increase reflects the hiring of additional personnel to expand the geographic coverage of, and to support, Internet telephony, which was introduced in the fourth quarter of 1998. We expect that sales and marketing expenses will increase significantly in absolute dollars in the future as we seek to expand our customer base and increase brand awareness.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of general corporate and facility costs as well as salary, benefits and related costs for executive, finance, legal, administrative, human resources and management information systems functions, as well as provisions for uncollectible receivables. General and administrative expenses increased to $5.0 million for 1999 from $3.5 million for 1998, representing an increase of 40.3%. This increase reflects the hiring of additional personnel, including key executives, to provide the infrastructure to support future growth. We expect that general and administrative expenses will continue to increase in absolute dollars in the future as a result of the continued expansion of our administrative staff and the expenses associated with becoming a public company, including annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and professional services fees.

    OTHER OPERATING EXPENSES (EXPENSE REVERSALS). Other operating expenses (expense reversals) of $925,000 reflects a reduction of a previously expensed commitment to purchase software, as a result of the completion of a settlement agreement with the software vendor. The previous expense was recorded in the fourth quarter of 1998 when we determined that the software product was not salable and expensed $1.5 million.

    AMORTIZATION OF STOCK-BASED COMPENSATION. Some stock options granted during the last 12 months are considered compensatory, as the estimated fair value for accounting purposes was greater than the stock exercise price as determined by the board of directors on the date of grant. As a result, we have recorded expenses of $300,000 for 1999 relating to the amortization of deferred compensation expense and had an aggregate of $1.5 million of deferred compensation remaining to be amortized. Deferred compensation is amortized on a straight-line basis over the vesting period of the options. We expect amortization of approximately $427,000 in each of fiscal 2000, 2001 and 2002 and $198,000 in fiscal 2003.

    INTEREST INCOME AND OTHER, NET

    Interest income and other, net primarily represents interest income on cash balances. Interest income and other, net increased to $519,000 for 1999 from $192,000 in 1998, an increase of 170.3%. This increase was primarily due to higher average cash balances during 1999.

    INTEREST EXPENSE

    Interest expense consists of amortization of the fair value of warrants issued in connection with our financing activities and interest expense associated with capital leases and bridge financing. Interest expense increased to $1.3 million for 1999 from $575,000 for 1998.

    INCOME TAXES

    The provision for income taxes consists of foreign taxes. FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of these assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets. We intend to evaluate the ability to realize the deferred tax assets on a quarterly basis.

    EARNINGS PER SHARE

    Earnings per share was impacted as a result of our initial public offering, which was completed in December 1999. We issued 5.3 million shares relating to the initial public offering, diluting the value of shares previously held. In addition, 11.5 million preferred shares were converted to common stock. Both of these events will be fully realized in future results, whereas, due to their timing, their weighted share impact was only partially recognized in 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    REVENUES

    Total revenues increased to $2.5 million in 1998 from $1.5 million in 1997, an increase of 66.2%.

    SETTLEMENT REVENUES. Settlement revenues increased to $1.7 million in 1998 from $254,000 in 1997, an increase of 555.9% due to higher volumes of transactions.

    SOFTWARE AND OTHER REVENUES. Software, hardware and maintenance and services revenues decreased to $883,000 in 1998 from $1.3 million in 1997, a decrease of 31.0%. The decrease was primarily attributable to our decision no longer to sell certain customized software, which was partially offset by an increase in sales of telecommunications equipment.

    COSTS AND EXPENSES

    COST OF SETTLEMENT REVENUES. Cost of settlement revenues increased to $1.4 million in 1998 from $156,000 in 1997, an increase of 825.6% due to higher volumes of transactions, primarily for Internet roaming.

    COST OF SOFTWARE AND OTHER REVENUES. The cost of software, hardware and maintenance and services revenues increased to $982,000 in 1998 from $708,000 in 1997, an increase of 38.7%. The increase was primarily due to costs related to Internet telephony hardware.

    NETWORK AND OPERATIONS. Network and operations expenses increased to $1.1 million in 1998 from $837,000 in 1997, an increase of 33.5%. The increase was due to an expansion of our network operations centers.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased to $5.1 million in 1998 from $2.3 million in 1997, an increase of 119.5%. The increase was primarily due to increased spending on development of our GRIC CSP software.

    SALES AND MARKETING. Sales and marketing expenses increased to $6.4 million in 1998 from $3.7 million in 1997, an increase of 71.2%. This increase was a result of the costs of establishing and expanding our sales and marketing departments.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $3.5 million in 1998 from $2.0 million in 1997, an increase of 76.8%. This increase was primarily due to the recruiting and hiring of additional personnel, including key executives.

    OTHER OPERATING EXPENSES (EXPENSE REVERSALS). Other operating expenses (expense reversals) of $1.5 million reflects a charge for a commitment to purchase software that we do not expect to utilize. In the fourth quarter of 1998, we determined that a recently delivered software product from a third party was not salable and accordingly we expensed the contractual minimum purchase commitment.

    INTEREST INCOME AND OTHER, NET

    Interest income and other, net, increased to $192,000 in 1998 from $79,000 in 1997, an increase of 143.0%. This fluctuation was due to changes in our average cash balances during the year.

    INTEREST EXPENSE

    Interest expense of $575,000 in 1998 primarily represents amortization of warrants. We had no interest expense in 1997.

    INCOME TAXES

    Income taxes decreased to $32,000 in 1998 from $59,000 in 1997, representing a decrease of 45.8%. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

    DISCONTINUED OPERATIONS

    In 1997, we sold our interest in our Internet service provider business and related assets that we operated as a separate segment of the business. The sale had been accounted for as discontinued operations. During 1997, losses from discontinued operations were $774,000 and the gain on disposal of this operation was $5.1 million.

LIQUIDITY AND CAPITAL RESOURCES

                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash and cash equivalents...................................  $ 8,481    $  1,362   $ 64,655
Net cash used in operating activities.......................   (6,815)    (12,806)   (18,737)
Net cash provided by (used in) investing activities.........    4,649      (2,283)   (16,330)
Net cash provided by financing activities...................    7,305       7,970     98,360

    OPERATING ACTIVITIES. Net cash used in operating activities was $18.7 million during the year ended December 31, 1999, $12.8 million in 1998 and $6.8 million in 1997. Net cash used in operating activities in 1999, 1998 and 1997 was primarily a result of net operating losses.

    INVESTING ACTIVITIES. Net cash used in investing activities was $16.3 million for the year ended December 31, 1999 and $2.3 million in 1998. Our recent investing activities have consisted primarily of purchases of short-term investments arising from the funds received from the initial public offering. Other uses of cash in investing activities consisted of purchases of computer hardware relating to the network infrastructure and computer hardware and software for our increasing employee base. Net cash provided by investing activities totaled $4.6 million in 1997 primarily due to the sale of our interest in our Internet service provider business and related assets that we operated as a separate segment of the business. We expect that capital expenditures will increase due to continued expansion of our network infrastructure as well as our increasing employee base.

    FINANCING ACTIVITIES. Net cash provided by financing activities was $98.4 million in 1999, $8.0 million in 1998 and $7.3 million in 1997. In 1999, we completed our initial public offering, which raised $66.8 million net of costs. In 1998 and 1997, we had funded our operations primarily through private placement of our convertible preferred stock. We also financed our operations through equipment promissory notes.

    COMMITMENTS. We lease all of our facilities under operating leases that expire at various dates through 2003. As of December 31, 1999, we had $3.2 million in future operating lease commitments and $1.7 million of capital lease obligations and equipment promissory notes. In the future we expect to continue to finance the acquisition of computer and network equipment through additional capital lease arrangements.

    SUMMARY OF LIQUIDITY. We believe that the existing cash, cash equivalents and short-term investments, in addition to funds available under existing credit facilities, will be sufficient to meet our working capital requirements for the foreseeable future. However, the risk factors discussed in item 7 could adversely affect our cash position. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financing or from other sources.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As the Company does not currently engage in derivatives or hedging transactions, there would be no current impact to the Company's results of operations, financial position, or cash flows upon the adoption of SFAS 133.

    In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has not yet determined the impact of adopting SAB 101 on its financial statements.

YEAR 2000 COMPLIANCE

    In our recent filings with the Commission, we discussed the nature and progress of our plans to become year 2000 compliant. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology systems and other internal operating systems. Costs directly associated with our year 2000 compliance efforts were not material. We are not aware of any material problems with our software products or internal operating systems resulting from year 2000 issues, and we have not received notice of any material year 2000 compliance issues from our external vendors. However, there can be no assurance that residual year 2000 problems will not materially adversely effect our results of operations, cash flows or financial position in a particular period.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    In addition to the information in this Annual Report on Form 10-K, the following should be considered in evaluating GRIC and our business.

OUR OPERATING HISTORY IS MORE LIMITED THAN THAT OF MANY OTHER COMPANIES, SO YOU MAY FIND IT DIFFICULT TO EVALUATE OUR BUSINESS IN MAKING AN INVESTMENT DECISION.

    We have limited experience in developing and providing our products and services. Since our inception, we have had limited revenues from our current Internet-based communications software products and services, and have never generated revenues from licensing our GRIC Convergent Services Platform software, or GRIC CSP software, as a separately licensed product. Many members of our senior management team and other employees have worked with us for only a short period of time. Consequently, we have not demonstrated that our business can succeed.

WE HAVE NOT BEEN PROFITABLE TO DATE, WE MAY NEVER BE PROFITABLE AND WE ANTICIPATE CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

    To date, we have not been profitable. We cannot assure you that we will ever achieve or sustain profitability. We reported operating losses of $22.6 million for 1999, $17.9 million for 1998 and $8.2 million for 1997. As of December 31, 1999, our accumulated deficit was $47.7 million. We expect to incur operating losses for the foreseeable future. In particular, we expect to continue to invest heavily in research and development and sales and marketing, and we expect to face pressure to adopt new pricing arrangements, including volume discounts, that may lower our gross margins. If revenues do not meet levels we anticipate, or if our costs and expenses exceed our expectations, we will continue to sustain losses, and our business and the price of our common stock may be harmed.

IF WE FAIL TO DEVELOP GRIC CSP SOFTWARE PRODUCTS OR WE OR OTHERS FAIL TO DEVISE AN APPROPRIATE PRICING MODEL FOR THESE PRODUCTS, WE ARE UNLIKELY TO ACHIEVE OUR REVENUE GOALS.

    Our future growth and profitability, if any, depend, to a great extent, on our being able to develop and market future versions of our GRIC CSP software that can be licensed to current and potential customers as a separate product. This is a complex, long-term development effort in a rapidly changing and competitive arena. We may not be able to complete the effort successfully or in a timely fashion, particularly given our lack of experience in development projects of this magnitude.

    Even if we succeed in developing future versions of our GRIC CSP software, we do not know whether they will achieve market acceptance at all or, if they do, that they will support the pricing levels or generate the revenues we anticipate. We have not yet established pricing for any GRIC CSP software products or related services. We have limited experience with the transaction-based revenue models that we hope to use with our GRIC CSP software. If we fail to establish a pricing model acceptable to our customers, our GRIC CSP software products will not be commercially successful. Further, we do not know whether third-party developers of Internet communications applications will be willing to develop new applications that interface with our GRIC CSP software platform, or that we will be able to develop any applications of this type ourselves. If no such applications are developed, our GRIC CSP software will not achieve market acceptance. These uncertainties make it difficult to make any judgment about our future business prospects.

OUR SUCCESS DEPENDS ON OUR ABILITY TO MAINTAIN AND INCREASE OUR CUSTOMER BASE.

    Our goal of achieving profitability depends on our ability to maintain and expand our customer base. However, our customers are generally free to use competing products and services, and the costs of switching are low, so we could face significant customer losses. Our customers are generally not obligated to generate minimum revenues, and some generate very little revenue for us. These factors make it difficult to anticipate what our future revenues from existing customers will be. In addition, our success depends on our ability to expand our customer base. World Access Telecommunications accounted for approximately 16% of our total revenues for 1999. If we lose any significant customer or are unable to expand our customer base and to increase our average revenues per customer, our business will be harmed.

WE DEPEND ON OUR CUSTOMERS TO MARKET NEW INTERNET-BASED SERVICES TO THEIR END USERS, SO OUR REVENUES DEPEND ON THE ACTIVITIES OF OTHERS AND THE MARKET ACCEPTANCE OF THOSE NEW SERVICES.

    Our business depends on the efforts and success of our customers in marketing Internet-based services to their end users. Our ability to promote those services is limited. Many Internet-based services, such as Internet telephony, are new and have not achieved widespread acceptance in the marketplace. As a result, our customers may be reluctant to promote these services until they gain greater commercial acceptance, which may never occur. If our customers fail to market Internet-based services effectively, for any reason, our revenues would be reduced.

WE FACE SIGNIFICANT COMPETITION IN THE MARKETS IN WHICH WE OPERATE, INCLUDING COMPETITION FROM LARGE TELEPHONE COMPANIES, WHICH COULD MAKE IT MORE DIFFICULT FOR US TO SUCCEED.

    There are low barriers to entry by new or existing businesses seeking to offer services on the Internet. As a result, our business environment is intensely competitive, highly fragmented and rapidly changing. Competition can come from many sources and may be focused on different segments of our business. For example, we compete directly with iPass in the market for Internet roaming and related settlement services, and iPass has a network that competes with the GRIC Alliance. Our competitor, Transnexus, offers a clearinghouse service for Internet telephony and, like us, their service operates in multiple hardware and software environments. Providers of Internet telephony services, such as iBasis (formerly VIP Calling) and ITXC, compete with our Internet telephony offerings. Potential competitors to future stand-alone products based on GRIC CSP software may include independent software vendors and vendors of operations support system software, such as CAP Gemini, EDS and Lucent Technologies. Large telephone companies such as AT&T and MCI Worldcom have the ability and resources to compete in any or all of our markets or future markets if they choose to do so.

    Many of our competitors have substantially greater resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. Any of these competitors may combine or form strategic partnerships, gaining competitive advantages as a result. Our competitors may be able to develop and market products and services that are superior to our own in terms of features, quality, pricing or other factors. In that event, our products and services may not achieve the market acceptance necessary for us to achieve success.

IF WE ARE UNABLE TO MANAGE RAPID GROWTH, THE GRIC ALLIANCE AND OUR PRODUCT DEVELOPMENT EFFORTS EFFECTIVELY, OUR BUSINESS AND THE PRICE OF OUR STOCK WILL BE HARMED.

    In recent periods, rapid growth of the GRIC Alliance and acceleration of our product development efforts have strained our network operations, product development and other managerial, operating and financial resources. We expect these strains to continue if we continue our growth, and our financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must:

    - manage our research and development efforts;

    - expand the capacity, scalability and performance of our network and software infrastructure;

    - develop our administrative, accounting and management information systems and controls;

    - improve coordination among our engineering, accounting, finance, marketing and operations personnel; and

    - hire and train additional qualified personnel.

    We may not be able to accomplish these tasks, which would harm our business and the price of our stock.

INTERNET TELEPHONY HAS NOT ACHIEVED, AND MAY NEVER ACHIEVE, WIDESPREAD MARKET ACCEPTANCE.

    Using Internet telephony for voice traffic may never achieve widespread acceptance. The Internet telephony market is relatively new; less than 1% of all voice calls worldwide are currently transmitted over Internet-based networks. We expect both telecommunications companies and telephone users to resist changing to Internet-based telephony unless it offers clear benefits. Historically, the sound quality of Internet telephone calls has been poor. Due to capacity constraints on the Internet over which Internet telephone calls travel, callers sometimes experience transmission delays or transmission errors. If Internet telephone calls do not achieve commercial acceptance at all or as soon as anticipated, our efforts to increase our Internet telephone call business, which is key to our business strategy, could suffer.

THE SUCCESS OF OUR INTERNET TELEPHONY BUSINESS DEPENDS ON RELATIONSHIPS WITH THIRD PARTIES, WHICH MAY BE DIFFICULT TO ESTABLISH AND MAINTAIN.

    The development of our Internet telephony business will depend on our ability to establish and maintain strategic relationships with technology leaders. For example, we must maintain compatibility of our products with the Internet telephony equipment of Lucent Technologies and Cisco Systems since they are currently the most significant manufacturers of Internet telephony equipment. We must also remain compliant with industry standards set by third parties. Further, to increase traffic for our Internet telephony service, we must continue to make arrangements with third parties to originate and terminate customer calls and to expand our network. If we fail to develop and maintain relationships of this sort, we will be unable to increase our Internet telephony business, which is key to our business strategy.

WE EXPECT THE PRICING ADVANTAGE OF INTERNET TELEPHONY TO DECLINE, WHICH WOULD HAMPER OUR EFFORTS TO EXPAND THIS KEY COMPONENT OF OUR BUSINESS.

    Today, Internet telephony generally enjoys a price advantage over traditional international long distance rates. We expect this price differential to decline, and it may decline more rapidly than we expect. If prices of traditional international long distance calls decline to a point where Internet telephony no longer offers a price advantage, Internet telephony will lose an important competitive advantage and the prospects for this key component of our business will decline.

OUR INTERNET TELEPHONY REVENUE IS CONCENTRATED IN ONLY A SMALL NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD HARM OUR REVENUES AND PROFITABILITY.

    Only a small number of customers have end users that originate or terminate Internet telephone calls using our Internet telephony services. The loss of any of these customers could have a material adverse effect on our Internet telephony business because it would be difficult to replace that business. Any future growth depends in large part on our ability to establish relationships with new customers wishing to originate or terminate Internet telephone calls.

OUR CUSTOMERS REQUIRE A HIGH DEGREE OF RELIABILITY IN THE DELIVERY OF OUR SERVICES, AND IF WE CANNOT MEET THEIR EXPECTATIONS FOR ANY REASON, DEMAND FOR OUR PRODUCTS AND SERVICES WILL SUFFER.

    Our success depends in large part on our ability to assure generally error-free clearinghouse services, uninterrupted operation of our network and software infrastructure, and a satisfactory experience for our customers' end users when they use Internet-based communications services. To achieve these objectives, we depend on the quality, performance and scalability of our products and services, the responsiveness of our technical support and the capacity, reliability and security of our network operations. We also depend on third parties over which we have no control. For example, our ability to serve approximately 150 countries is based solely on our network access agreement with one service provider and on that service provider's ability to provide reliable Internet access points in those countries. In the past, we have experienced problems due to our inability to detect system malfunctions and due to errors in collecting or processing account usage and settlement data. Due to the high level of performance required for critical communications traffic, any failure to deliver a satisfactory experience to end users, whether or not caused by our own failures, and any failure to provide accurate settlement data in connection with acting as a clearinghouse, could reduce demand for our products and services.

AS A CLEARINGHOUSE, WE HAVE GREATER COLLECTION RISKS THAN MOST COMPANIES.

    Difficulties in collecting accounts receivable will harm our financial results, and this collection risk is inherently greater for us as a clearinghouse service provider because we are obligated to pay amounts owed to each customer whether or not we have collected all the amounts due to us from other customers. In addition, if end users or unauthorized third parties engage in unauthorized or otherwise fraudulent roaming or telephony activity, we may face difficulty collecting the resulting accounts receivable. If we are not able to manage this problem, our financial results will suffer.

IF WE ARE UNABLE TO DEVELOP AND INTRODUCE NEW PRODUCTS AND SERVICES, WE WILL BE LESS LIKELY TO ATTRACT OR RETAIN CUSTOMERS.

    We expect the market for Internet communications products and services to continue to change rapidly. To succeed, we will be required to adapt to those changes by improving and enhancing our existing products and services, and developing and introducing new products and services. We have not demonstrated that we can consistently develop and market product enhancements and new products or services on a timely or on a cost-effective basis. On several occasions, we have altered the course of our product development efforts or discontinued products after their introduction, which has resulted in delays and increased research and development expenses. If we fail to produce technologically competitive products and services in a cost-effective manner and on a timely basis, our business will be harmed.

OUR OPERATING RESULTS FLUCTUATE AND ARE DIFFICULT TO PREDICT, SO WE MAY FAIL TO SATISFY THE EXPECTATIONS OF INVESTORS OR MARKET ANALYSTS AND OUR STOCK PRICE MAY DECLINE.

    Our quarterly operating results have fluctuated in the past, and we expect them to continue to fluctuate in the future. Factors that cause these fluctuations, many of which are beyond our control, include:

    - the volume of transaction-based revenues;

    - management of growth;

    - the rate at which customers use our services;

    - our dependence on the timely and successful launch of future products, including future versions of our stand-alone GRIC CSP software products;

    - the mix of services used by our customers' end users;

    - economic conditions specific to the Internet, as well as general economic and market conditions;

    - our ability to avoid problems in managing the GRIC Alliance network;

    - intense competition;

    - our ability to collect accounts receivable; and

    - the domestic and international regulatory environment.

    Business models relying on the Internet to provide Internet-based communications services are still evolving. As a result, we believe that period-to-period comparisons of our historical operating results are not meaningful. Additionally, if our operating results in one or more quarters do not meet or exceed securities analysts' or market expectations, the price of our common stock is likely to decline.

OUR LONG SALES CYCLE MAKES IT PARTICULARLY DIFFICULT FOR US TO FORECAST REVENUES, REQUIRES US TO INCUR HIGH COSTS OF SALES, AND AGGRAVATES FLUCTUATIONS IN QUARTERLY FINANCIAL RESULTS.

    Our business is characterized by a long sales cycle between the time a potential customer is contacted and a new customer relationship is established, and between the time the new customer is won and when we begin to realize significant transaction-based revenues. In part this is because the markets for Internet-based communications services are new and demand is uncertain. This makes it difficult for us to predict future revenues. In addition, we incur substantial sales costs before we win a customer or recognize any related revenues, which increases the volatility of our results because we may have high costs without associated offsetting revenues.

BECAUSE MUCH OF OUR BUSINESS IS INTERNATIONAL, WE ENCOUNTER SPECIAL PAYMENT AND REGULATORY DIFFICULTIES, WHICH MAY REDUCE OUR PROFITABILITY AND HARM THE PRICE OF OUR COMMON STOCK.

    Because we generate most of our revenues from business conducted internationally, we are subject to special risks. Those risks include:

    - longer payment cycles for foreign customers, including delays due to currency controls and fluctuations;

    - negative impacts of changes in foreign currency exchange rates;

    - potentially high taxes in foreign countries;

    - difficulties complying with a variety of foreign laws, trade standards and tariffs and of overcoming trade barriers; and

    - difficulties complying with telecommunications and other Internet-related regulations in many foreign jurisdictions.

    We are also exposed to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships. Any of these factors may reduce our profitability and harm the price of our common stock.

WE NEED TO HIRE AND RETAIN QUALIFIED PERSONNEL TO SUSTAIN THE GROWTH OF OUR BUSINESS, WHICH IS PARTICULARLY DIFFICULT FOR US BECAUSE WE COMPETE WITH OTHER INTERNET-RELATED COMPANIES IN THE SAN FRANCISCO BAY AREA WHERE WE ARE BASED.

    Our future success depends, in part, on the continued service of our key executive, management and technical personnel, many of whom we hired only recently, and our ability to attract new skilled employees. From time to time we have experienced difficulty in hiring and retaining highly skilled employees, and we expect to continue to experience this sort of difficulty. Competition for employees in our industry is intense, particularly in the San Francisco Bay area where we are located, and we have experienced significant attrition. Declines in the market price of our common stock could also hurt employee morale and retention. If we are not able to retain our key employees or to attract, assimilate or retain other highly qualified employees in the future, our business could be harmed because our growth might be slowed or executive leadership might be disrupted.

LITIGATION ARISING OUT OF INTELLECTUAL PROPERTY INFRINGEMENT OR OTHER COMMERCIAL DISPUTES COULD BE EXPENSIVE AND DISRUPT OUR BUSINESS.

    We cannot be certain that our products do not, or will not, infringe upon patents, trademarks, copyrights or other intellectual property rights held by third parties. See "Business--Intellectual Property." In addition, since we rely on third parties to help us develop, market and support our product and service offerings, we cannot assure you that litigation will not arise from disputes involving those third parties. From time to time we have been, and we expect to continue to be, parties to disputes with these third parties. We may incur substantial expenses in defending against these claims, regardless of their merit. Successful claims against us may result in substantial monetary liability, significantly impact our results of operations in one or more quarters or materially disrupt the conduct of our business.

WE ANTICIPATE THE NEED FOR ADDITIONAL CAPITAL TO FUND OUR OPERATIONS AND GROWTH; IF FINANCING IS NOT AVAILABLE ON ACCEPTABLE TERMS, OUR ABILITY TO SUCCEED WILL BE HAMPERED.

    We expect to be required to raise additional capital to fund our operations, to finance investments in the equipment and corporate infrastructure needed for the expansion of our network, to enhance and expand the range of products and services we offer and to respond to competitive pressures and perceived opportunities. To date, our cash flow from operations has not been sufficient to cover our expenses and capital needs, and we cannot assure you that it will be sufficient in the future. We also cannot assure you that any financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms or at all, we may be forced to curtail or cease our operations.

OUR EXECUTIVE OFFICERS AND DIRECTORS HOLD A SIGNIFICANT PERCENTAGE OF OUR STOCK AND WILL BE ABLE TO CONTROL MATTERS REQUIRING STOCKHOLDER APPROVAL.

    As of December 31, 1999, our executive officers and directors and their affiliated entities owned approximately 32.9% of our outstanding common stock. Accordingly, these stockholders, acting together, will have a substantial influence on all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration could also have the effect of delaying or preventing a change in control of our company.

OUR CERTIFICATE OF INCORPORATION AND BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER AND DEPRESS OUR STOCK PRICE.

    Provisions of our certificate of incorporation, bylaws and Delaware law make it difficult for a third party to acquire us, despite the possible benefit to our stockholders, and this may potentially lower the price of our common stock. These provisions of our certificate of incorporation and bylaws:

    - authorize the board to issue preferred stock without stockholder approval;

    - prohibit cumulative voting in the election of directors;

    - limit the persons who may call special meetings of stockholders; and

    - establish advance notice requirements for nominations for the election of the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

    In addition, we may adopt a shareholder rights plan, or "poison pill," and we have elected to remain subject to the anti-takeover provisions of the Delaware General Corporation Law. These factors may discourage takeover attempts.

OUR STOCK PRICE MAY BE VOLATILE WHICH COULD LEAD TO LOSSES BY INVESTORS WHICH COULD LEAD TO SHAREHOLDER LAWSUITS.

    The stock market frequently experiences extreme price and volume fluctuations. In particular, the market prices of the securities of Internet-related companies have been especially volatile recently, and often these fluctuations have been unrelated or disproportionate to operating performance. This increases the risk that if you wish to sell our stock the market price may be lower than the price at which you may have purchased our stock. If the market value of our stock experiences adverse fluctuations and we become involved in class actions lawsuits by security holders, we could incur substantial legal costs and management's attention could be diverted, to the detriment of our operations and results.

    We expect the market price for our common stock to continue to be subject to wide fluctuations as a result of factors including:

    - quarterly variations in our operating results;

    - announcements of technological innovations by us or our competitors;

    - announcements of new products or services by us or our competitors;

    - investor perception of us, the market for Internet-based communications services or the Internet in general;

    - changes in financial estimates by securities analysts; and

    - general economic and market conditions.

    In addition, the market price of our common stock could decrease as a result of sales of substantial amounts of common stock in the public market or the perception that substantial sales could occur. On June 12, 2000, approximately 12,277,294 shares become eligible for public sale when lockup agreements in connection with our initial public offerings are due to expire.

FUTURE DEVELOPMENTS IN INTERNET-BASED COMMUNICATIONS SERVICES, WHICH ARE CRITICAL TO OUR SUCCESS, ARE UNCERTAIN.

    For us to increase our revenues, the Internet must be validated as an effective medium for the delivery of Internet roaming, Internet telephony and other Internet-based communications services. The infrastructure of the public Internet may not be able to support increased demands placed on it, and the performance of the Internet may be adversely affected. Our business will be harmed if the Internet does not continue to grow as a telecommunications medium, and that growth may be inhibited by factors such as:

    - unreliability of the Internet infrastructure;

    - inability of vendors to develop Internet networking equipment that offers telecommunications-grade communications services over the Internet;

    - security concerns;

    - new regulatory requirements;

    - inconsistent quality of service; and

    - lack of availability of cost-effective service.

SECURITY CONCERNS MAY DETER THE USE OF THE INTERNET FOR INTERNET-BASED COMMUNICATIONS WHICH WOULD REDUCE DEMAND FOR OUR PRODUCTS AND SERVICES.

    The secure transmission of confidential information over public networks is a significant barrier to widespread adoption of electronic commerce and communications. The Internet is a public network and information is sent over this network from many sources. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in compromised security on our network or the networks of others. If any well-publicized compromises of confidential information were to occur, it could reduce demand for Internet-based communications and our products and services.

U.S. OR FOREIGN GOVERNMENTAL REGULATIONS REGARDING INTERNET TELEPHONY OR THE INTERNET GENERALLY MAY BE ENACTED, WHICH COULD IMPEDE OUR BUSINESS.

    To date, governmental laws and regulations applicable to access to or commerce on the Internet or use of the Internet to provide telephone service have not materially restricted use of the Internet in our markets. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. See "Business--Government Regulation." For example, the Federal Communications Commission has at times considered proposals to impose surcharges or other common carrier regulations upon direct providers of Internet telephony to end users located within the U.S. It is also possible that the FCC may adopt a regulatory framework, other than traditional common carrier regulation, that would apply to Internet telephony providers. In addition, Congress and other federal entities have adopted or are considering other legislative and regulatory proposals that would further regulate the Internet. Further, a number of foreign countries prohibit Internet telephony or permit but regulate Internet telephony. Other foreign countries have considered or are considering whether to regulate Internet telephony. The European Union has also enacted several directives relating to the Internet, including one which affects U.S. companies that collect or transmit information over the Internet from individuals in European Union Member States. New domestic or foreign taxes could also be adopted that would apply to the delivery or use of communications services over the Internet. Uncertainty about and adoption of new regulations could increase our costs of doing business, or prevent us from delivering our products and services over the Internet or significantly slow the growth of the Internet. This could delay growth in demand for our products and services and harm our business.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

    FOREIGN CURRENCY RISK. We have limited exposure to financial market risks, including changes in foreign currency exchange rates and interest rates. Although we have foreign operations in Europe and Asia, to date, our exposure to foreign currency fluctuations has not been significant.

    INTEREST RATE RISK. The Company's exposure to interest rate risk relates primarily to its investment portfolio and debt obligations. Interest rate risk occurs when the Company cannot hold a purchased investment to its maturity. The Company limits the weighted-average maturity of its investment portfolio to 90 days. The Company has the intent to hold its securities until maturity and, therefore, does not expect to recognize an adverse impact on income or cash flows, although there can be no assurance of this. The Company has established policies and business practices regarding its investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. The Company places investments with high credit quality issuers according to the Company's investment policy. We do not use derivative financial instruments in our investment portfolio. All investments are carried at cost, which approximates market value. Due to the short-term nature of our investments and the immaterial amount of our debt obligation, we believe that there is no material exposure to interest fluctuation. Therefore, no accompanying table has been provided.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANNUAL FINANCIAL STATEMENTS

    Our financial statements required by this item are submitted as a separate section of this Form 10-K--"Financial Statements." See Item 14 for a listing of the financial statements provided.

    The following table sets forth certain unaudited condensed consolidated statement of operations data for each quarter of 1998 and 1999. This data has been derived from unaudited condensed consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the consolidated financial statements and notes thereto. Our quarterly results have in the past been and may in the future be subject to significant fluctuations. As a result, we believe that results of operations for interim periods should not be relied upon as an indication of the results to be expected in future periods.

                                                                    QUARTERS ENDED
                                ---------------------------------------------------------------------------------------
                                MARCH 31,   JUNE 30,   SEPT 30,   DEC 31,    MARCH 31,   JUNE 30,   SEPT 30,   DEC 31,
                                  1998        1998       1998       1998       1999        1999       1999       1999
                                ---------   --------   --------   --------   ---------   --------   --------   --------
                                                                    (IN THOUSANDS)
Total revenues................   $   460    $   479    $   774    $   836     $ 1,167    $ 1,791    $ 2,479    $ 4,184
Cost of revenues..............       259        351        751      1,065         656        942      1,827      3,673
Net loss......................    (3,018)    (3,761)    (4,234)    (6,889)     (4,460)    (5,384)    (5,443)    (7,279)
Basic and diluted net loss per
  share.......................     (1.56)     (1.93)     (2.16)     (3.51)      (2.27)     (2.65)     (2.68)     (1.37)
Shares used to compute basic
  and diluted net loss per
  share.......................     1,930      1,944      1,957      1,962       1,967      2,033      2,028      5,320

    Our quarterly operating results have fluctuated significantly in the past, and will continue to fluctuate in the future, as a result of a number of factors, many of which are outside our control. These factors include:

    - changes in the number of the GRIC Alliance members;

    - our ability to establish and maintain relationships with service providers and strategic partners;

    - the demand for our products and services;

    - software defects and other product quality problems;

    - the size and timing of specific sales;

    - the length of our sales cycles;

    - budgeting cycles of our customers;

    - the delay of customer purchases caused by the announcement of new hardware or software platforms;

    - the level of product and price competition;

    - changes in our pricing policies;

    - the timing and market acceptance of our new product and service introductions and enhancements;

    - our ability to hire, train and retain sales and consulting personnel to meet demand;

    - personnel changes;

    - the mix of international and domestic revenues;

    - changes in our sales force incentives;

    - changes in our strategy; and

    - general domestic and international economic and political conditions.

    We have in the past experienced delays in the planned release dates of new software products or upgrades, have discovered software defects in new products after their introduction and have discontinued products after introduction. We cannot assure you that new products or upgrades will be released according to schedule or that, when released, they will not contain defects or be discontinued. Any of these situations could result in adverse publicity, loss of revenues, delay in market acceptance or claims by customers brought against us, any of which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended December 31, 1999. The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

    1.  FINANCIAL STATEMENTS

           The following are filed as part of this Annual Report on Form 10-K:

           - Report of Independent Auditors

           - Consolidated Balance Sheets as of December 31, 1999 and 1998

           - Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

           - Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended December 31, 1999, 1998 and 1997

           - Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

           - Notes to Consolidated Financial Statements

    2.  FINANCIAL STATEMENT SCHEDULE

           The following financial statement schedule for the years ended December 31, 1999, 1998 and 1997 should be read in conjunction with the consolidated financial statements of GRIC Communications, Inc. filed as part of this Annual Report on Form 10-K:

           - Schedule II--Valuation and Qualifying Accounts

           Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

    3.  EXHIBITS

           The following exhibits are filed as a part of this report:

                                                                                INCORPORATED BY REFERENCE
EXHIBIT                                                                       ------------------------------    FILED
NUMBER                                     EXHIBIT TITLE                        FORM       DATE      NUMBER    HEREWITH
---------------------   ----------------------------------------------------  --------   --------   --------   --------
         1.01           Form of Underwriting Agreement.                         S-1      9/21/99      1.01

         3.01           The Registrant's Certificate of Incorporation.          S-1      9/21/99      3.01

         3.02           The Registrant's First Amended and Restated Bylaws.     S-1      9/21/99      3.02

         3.03           The Registrant's First Amended and Restated             S-1      9/21/99      3.03
                        Certificate of Incorporation.

         3.04           The Registrant's Second Amended and Restated            S-1      9/21/99      3.04
                        Certificate of Incorporation.

         4.01           Form of specimen certificate for the Registrant's       S-1      9/21/99      4.01
                        common stock.

         4.02           Fifth Amended and Restated Registration Rights          S-1      9/21/99      4.02
                        Agreement, dated November 12, 1999, among Registrant
                        and the security holders listed in the agreement.

         5.01           Opinion of Fenwick & West LLP regarding the legality    S-1      9/21/99      5.01
                        of the shares of common stock being registered.

                                                                                INCORPORATED BY REFERENCE
EXHIBIT                                                                       ------------------------------    FILED
NUMBER                                     EXHIBIT TITLE                        FORM       DATE      NUMBER    HEREWITH
---------------------   ----------------------------------------------------  --------   --------   --------   --------
        10.01           Form of Indemnification Agreement between the           S-1      9/21/99     10.01
                        Registrant and each of its directors and executive
                        officers.

        10.02*          Employee Agreement effective March 1, 1994 between      S-1      9/21/99     10.02
                        Aimnet Corporation and Dr. Hong Chen.

        10.03*          Employee Agreement effective March 1, 1994 between      S-1      9/21/99     10.03
                        Aimnet Corporation and Lynn Y. Liu.

        10.04*          Offer letter dated August 21, 1996 to Christophe J.     S-1      9/21/99     10.04
                        Culine.

        10.05*          Offer letter dated June 8, 1998 to David L.             S-1      9/21/99     10.05
                        Teichmann.

        10.06*          Offer letter dated October 15, 1998 to Phillip M.       S-1      9/21/99     10.06
                        Sakakihara.

        10.07*          Offer letter dated January 15, 1999 to Joseph M.        S-1      9/21/99     10.07
                        Zaelit.

        10.08*          Offer letter dated May 11, 1999 to Barron B. Cox.       S-1      9/21/99     10.08

        10.09*          Offer letter dated July 28, 1999 to Kristin L.          S-1      9/21/99     10.09
                        Steinmetz.

        10.10*          Offer letter dated July 22, 1999 to Roger L. Peirce.    S-1      9/21/99     10.10

        10.11*          Aimnet Corporation 1995 Stock Option Plan.              S-1      9/21/99     10.11

        10.12*          GRIC Communications, Inc. (formerly Aimquest            S-1      9/21/99     10.12
                        Corporation) 1997 Stock Option Plan.

        10.13*          1999 Equity Incentive Plan.                             S-1      9/21/99     10.13

        10.14*          1999 Employee Stock Purchase Plan.                      S-1      9/21/99     10.14

        10.15           Restricted Stock Purchase Agreement dated July 1997     S-1      9/21/99     10.15
                        between Aimquest Corporation and Stanley J.
                        Meresman.

        10.16           Warrant to purchase common stock issued to America      S-1      9/21/99     10.16
                        Online, Inc. dated as of November 12, 1998.

        10.17           Warrant to purchase Series D Preferred Stock issued     S-1      9/21/99     10.17
                        to Silicon Valley Bank dated as of December 31,
                        1998.

        10.18           Warrant to purchase Series D Preferred Stock issued     S-1      9/21/99     10.18
                        to Silicon Valley Bank dated as of November 5, 1998.

        10.19           Warrant to purchase Series D Preferred Stock issued     S-1      9/21/99     10.19
                        to Phoenix Leasing Incorporated dated as of August
                        10, 1998.

        10.20           Warrant to purchase Series D Preferred Stock issued     S-1      9/21/99     10.20
                        to Robert A. Kingsbook dated as of August 10, 1998.

        10.21           Loan and Security Agreement dated November 5, 1998      S-1      9/21/99     10.21
                        between the Registrant and Silicon Valley Bank,
                        together with Intellectual Property Agreement dated
                        November 5, 1998.

        10.22           Senior Loan and Security Agreement dated August 10,     S-1      9/21/99     10.22
                        1998 between the Registrant and Phoenix Leasing
                        Incorporated, together with a form of Senior Secured
                        Promissory Note.

                                                                                INCORPORATED BY REFERENCE
EXHIBIT                                                                       ------------------------------    FILED
NUMBER                                     EXHIBIT TITLE                        FORM       DATE      NUMBER    HEREWITH
---------------------   ----------------------------------------------------  --------   --------   --------   --------
        10.23           Lease dated January 6, 1998 among the Registrant,       S-1      9/21/99     10.23
                        John Arrillaga Survivor's Trust and Richard T. Peery
                        Separate Property Trust.

        10.24           Agreement dated August 3, 1999 between the              S-1      9/21/99     10.24
                        Registrant and Singapore Telecommunications Ltd.

        21.01           Subsidiaries of the Company.                                                              X

        23.01           Consent of Independent Auditors.                                                          X

        24.01           Power of Attorney (see page 46).                                                          X

        27.01           Financial Data Schedule.                                                                  X

------------------------

*   Management contract, compensatory plan or arrangement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2000                                         GRIC COMMUNICATIONS, INC.

                                                       By:              /s/ DR. HONG CHEN
                                                            -----------------------------------------
                                                                          Dr. Hong Chen
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                             DIRECTOR

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph M. Zaelit and David L. Teichmann, jointly and severally, his attorneys-in-fact, each with the power of substitution for him or her and in such person's name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either if them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934 this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----
             /s/ ROGER L. PEIRCE
    ------------------------------------       Chairman                              March 29, 2000
               Roger L. Peirce

                                               PRINCIPAL EXECUTIVE OFFICER:
              /s/ DR. HONG CHEN
    ------------------------------------       President, Chief Executive Officer    March 29, 2000
                Dr. Hong Chen                    and Director

                                               PRINCIPAL FINANCIAL OFFICER:
            /s/ JOSEPH M. ZAELIT               Senior Vice President, Finance and
    ------------------------------------         Administration and Chief            March 29, 2000
              Joseph M. Zaelit                   Financial Officer

            /s/ KIM S. SILVERMAN               PRINCIPAL ACCOUNTING OFFICER:
    ------------------------------------
              Kim S. Silverman                 Corporate Controller                  March 29, 2000

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----
               /s/ LYNN Y. LIU
    ------------------------------------       Senior Vice President, Corporate      March 29, 2000
                 Lynn Y. Liu                     Development and Director

             /s/ DR. TA-LIN HSU
    ------------------------------------       Director                              March 29, 2000
               Dr. Ta-Lin Hsu

        /s/ DR. YEN-SON (PAUL) HUANG
    ------------------------------------       Director                              March 29, 2000
          Dr. Yen-Son (Paul) Huang

              /s/ KHENG NAM LEE
    ------------------------------------       Director                              March 29, 2000
                Kheng Nam Lee

    ------------------------------------       Director
                Jozef Lernout

           /s/ STANLEY J. MERESMAN
    ------------------------------------       Director                              March 29, 2000
             Stanley J. Meresman

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

GRIC Communications, Inc.

    We have audited the accompanying consolidated balance sheets of GRIC Communications, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GRIC Communications, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

San Jose, California

January 24, 2000

                           GRIC COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,362   $ 64,655
  Short-term investments....................................        --     13,030
  Accounts receivable, net of allowances of $384 and $701 at
    December 31, 1998 and 1999, respectively................       750      2,596
  Other current assets......................................       266        401
                                                              --------   --------
Total current assets........................................     2,378     80,682
Property and equipment, net.................................     2,055      4,404
Other assets................................................       307        291
                                                              --------   --------
                                                              $  4,740   $ 85,377
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  3,975   $  5,302
  Accrued compensation and benefits.........................       881      1,620
  Other current liabilities.................................       595        829
  Current portion of long-term debt and capital lease
    obligations ($2,700 in stockholder notes at December 31,
    1998--see Note 5).......................................     4,436        626
                                                              --------   --------
Total current liabilities...................................     9,887      8,377
Long-term debt and capital lease obligations................     1,069      1,147
Commitments and contingencies
Redeemable convertible preferred stock, $0.001 par value:
  6,025 and no shares authorized at December 31, 1998 and
    1999, respectively; 5,213 and no shares issued and
    outstanding at December 31, 1998 and 1999, respectively
    (aggregate liquidation preference $0)...................     8,590         --
Stockholders' equity (deficit):
  Convertible preferred stock, $0.001 par value; 1,190 and
    no shares authorized at December 31, 1998 and 1999,
    respectively; 871 and no shares issued and outstanding
    at December 31, 1998 and 1999, respectively.............        --         --
  Preferred stock, none and 5,000 shares authorized at
    December 31, 1998 and 1999, respectively; no shares
    issued and outstanding..................................        --         --
  Common stock, $0.001 par value; 10,714 and 50,000 shares
    authorized; 1,981 and 19,162 shares issued and
    outstanding at December 31, 1998 and 1999,
    respectively............................................         2         19
  Additional paid-in capital................................    10,370    125,057
  Deferred stock-based compensation.........................        --     (1,479)
  Accumulated deficit.......................................   (25,178)   (47,744)
                                                              --------   --------
    Total stockholders' equity (deficit)....................   (14,806)    75,853
                                                              --------   --------
    Total liabilities and stockholders' equity (deficit)....  $  4,740   $ 85,377
                                                              ========   ========

                             See accompanying notes

                           GRIC COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Revenues:
  Settlement................................................  $   254    $  1,666   $  7,962
  Software..................................................      719         186        760
  Hardware..................................................      226         416        169
  Maintenance and services..................................      335         281        730
                                                              -------    --------   --------
    Total Revenues..........................................    1,534       2,549      9,621
Costs and Expenses:
  Cost of settlement revenues...............................      156       1,444      6,980
  Cost of software revenues.................................      458         251         12
  Cost of hardware revenues.................................      250         588         52
  Cost of maintenance and services revenue..................       --         143         54
  Network and operations(1).................................      837       1,117      3,054
  Research and development(2)...............................    2,314       5,080      8,128
  Sales and marketing(3)....................................    3,723       6,373      8,682
  General and administrative(4).............................    2,002       3,540      4,967
  Other operating expenses (expense reversals)..............       --       1,500       (925)
  Amortization of stock-based compensation..................       --          --        300
                                                              -------    --------   --------
    Total costs and expenses................................    9,740      20,036     31,304
                                                              -------    --------   --------
Operating loss..............................................   (8,206)    (17,487)   (21,683)
Interest income and other, net..............................       79         192        519
Interest expense............................................       --        (575)    (1,332)
                                                              -------    --------   --------
Loss from continuing operations before income taxes.........   (8,127)    (17,870)   (22,496)
Provision for income taxes from continuing operations.......       59          32         70
                                                              -------    --------   --------
Net loss from continuing operations.........................   (8,186)    (17,902)   (22,566)
Discontinued operations:
  Loss from discontinued operations.........................     (774)         --         --
  Gain on disposal of discontinued operations...............    5,118          --         --
                                                              -------    --------   --------
Net loss....................................................  $(3,842)   $(17,902)  $(22,566)
                                                              =======    ========   ========
Basic and diluted net loss per share from continuing
  operations................................................  $ (4.42)   $  (9.19)  $  (7.95)
                                                              =======    ========   ========
Basic and diluted net loss per share........................  $ (2.08)   $  (9.19)  $  (7.95)
                                                              =======    ========   ========
Shares used to compute basic and diluted net loss per
  share.....................................................    1,851       1,948      2,837
                                                              =======    ========   ========

------------------------

(1) Excludes $5 related to amortization of stock based compensation in 1999

(2) Excludes $114 related to amortization of stock based compensation in 1999

(3) Excludes $44 related to amortization of stock based compensation in 1999

(4) Excludes $137 related to amortization of stock based compensation in 1999

                            See accompanying notes.

                           GRIC COMMUNICATIONS, INC.

       CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                             REDEEMABLE CONVERTIBLE PREFERRED STOCK
                      ----------------------------------------------------

                           SERIES A              SERIES B         SERIES C
                      -------------------   -------------------   --------
                       SHARES     AMOUNT     SHARES     AMOUNT     SHARES
                      --------   --------   --------   --------   --------
Balance at December
 31, 1996...........    1,214     $ 680       2,311    $ 3,208      1,688
  Issuance of Series
    D convertible
    preferred stock
    to investors for
    cash and
    cancellation of
    notes payable at
    $16.80 per
    share...........       --        --          --         --         --
  Issuance of common
    stock upon
    exercise of
    employee stock
    options for
    cash............       --        --          --         --         --
  Net loss and
    comprehensive
    loss............       --        --          --         --         --
                       ------     -----      ------    -------     ------
Balance at December
 31, 1997...........    1,214       680       2,311      3,208      1,688
  Issuance of Series
    D convertible
    preferred stock
    to adjust the
    cost of
    previously
    issued shares
    from $16.80 to
    $11.20 per
    share...........       --        --          --         --         --
  Issuance of Series
    D convertible
    preferred stock
    to investors for
    cash and
    cancellation of
    notes payable at
    $11.20 per
    share, net of
    issuance costs
    of $15..........       --        --          --         --         --
  Issuance of common
    stock upon
    exercise of
    employee stock
    options for
    cash............       --        --          --         --         --
  Issuance of Series
    D warrants and
    common stock
    warrants........       --        --          --         --         --
  Net loss and
    comprehensive
    loss............       --        --          --         --         --
                       ------     -----      ------    -------     ------
Balance at December
 31, 1998...........    1,214       680       2,311      3,208      1,688
  Conversion of 1998
    bridge financing
    to Series D
    convertible
    preferred stock
    at $7.00 per
    share...........       --        --          --         --         --
  Issuance of Series
    D convertible
    preferred stock
    to adjust the
    cost of
    previously
    issued shares
    from $11.20 to
    $7.00 per
    share...........       --        --          --         --         --
  Issuance of Series
    D convertible
    preferred stock
    at $7.00 per
    share, net of
    issuance costs
    of $326.........       --        --          --         --         --
  Issuance of Series
    D warrants......       --        --          --         --         --
  Issuance of common
    stock upon
    exercise of
    employee stock
    options for
    cash............       --        --          --         --         --
  Warrant
    revaluation.....       --        --          --         --         --
  Deferred
    stock-based
    compensation....       --        --          --         --         --
  Amortization of
    stock-based
    compensation....       --        --          --         --         --
  Issuance of Series
    E convertible
    preferred stock
    at $10.00 per
    share, net of
    issuance costs
    of $10..........       --        --          --         --         --
  Issuance of common
    stock to
    previous board
    member..........       --        --          --         --         --
  Exercise of
    warrants........       --        --          --         --         --
  Conversion of
    preferred stock
    to common
    stock...........   (1,214)     (680)     (2,311)    (3,208)    (1,688)
  Initial public
    offering of
    common shares,
    net of issuance
    costs of
    $7,212..........       --        --          --         --         --
  Net loss and
    comprehensive
    loss............       --        --          --         --         --
                       ------     -----      ------    -------     ------
Balance at December
 31, 1999...........       --     $  --          --    $    --         --
                       ======     =====      ======    =======     ======

                      REDEEMABLE CONVERTIBLE PREFERRED STOCK  STOCKHOLDER'S EQUITY (DEFICIT)
                      ------------------------------   ---------------------------------------------
                                                             SERIES D                SERIES E
                                                            CONVERTIBLE             CONVERTIBLE
                    SERIES C
                      --------   -------------------   ---------------------   ---------------------
                       AMOUNT     SHARES     AMOUNT     SHARES      AMOUNT      SHARES      AMOUNT
                      --------   --------   --------   --------   ----------   --------   ----------
Balance at December
 31, 1996...........  $ 4,702      5,213    $ 8,590         --    $     --         --     $     --
  Issuance of Series
    D convertible
    preferred stock
    to investors for
    cash and
    cancellation of
    notes payable at
    $16.80 per
    share...........       --         --         --        432          --         --           --
  Issuance of common
    stock upon
    exercise of
    employee stock
    options for
    cash............       --         --         --         --          --         --           --
  Net loss and
    comprehensive
    loss............       --         --         --         --          --         --           --
                      -------     ------    -------     ------    ----------     ----     ----------
Balance at December
 31, 1997...........    4,702      5,213      8,590        432          --         --           --
  Issuance of Series
    D convertible
    preferred stock
    to adjust the
    cost of
    previously
    issued shares
    from $16.80 to
    $11.20 per
    share...........       --         --         --        216          --         --           --
  Issuance of Series
    D convertible
    preferred stock
    to investors for
    cash and
    cancellation of
    notes payable at
    $11.20 per
    share, net of
    issuance costs
    of $15..........       --         --         --        223          --         --           --
  Issuance of common
    stock upon
    exercise of
    employee stock
    options for
    cash............       --         --         --         --          --         --           --
  Issuance of Series
    D warrants and
    common stock
    warrants........       --         --         --         --          --         --           --
  Net loss and
    comprehensive
    loss............       --         --         --         --          --         --           --
                      -------     ------    -------     ------    ----------     ----     ----------
Balance at December
 31, 1998...........    4,702      5,213      8,590        871          --         --           --
  Conversion of 1998
    bridge financing
    to Series D
    convertible
    preferred stock
    at $7.00 per
    share...........       --         --         --        250          --         --           --
  Issuance of Series
    D convertible
    preferred stock
    to adjust the
    cost of
    previously
    issued shares
    from $11.20 to
    $7.00 per
    share...........       --         --         --        672           1         --           --
  Issuance of Series
    D convertible
    preferred stock
    at $7.00 per
    share, net of
    issuance costs
    of $326.........       --         --         --      3,668           4         --           --
  Issuance of Series
    D warrants......       --         --         --         --          --         --           --
  Issuance of common
    stock upon
    exercise of
    employee stock
    options for
    cash............       --         --         --         --          --         --           --
  Warrant
    revaluation.....       --         --         --         --          --         --           --
  Deferred
    stock-based
    compensation....       --         --         --         --          --         --           --
  Amortization of
    stock-based
    compensation....       --         --         --         --          --         --           --
  Issuance of Series
    E convertible
    preferred stock
    at $10.00 per
    share, net of
    issuance costs
    of $10..........       --         --         --         --          --        600            1
  Issuance of common
    stock to
    previous board
    member..........       --         --         --         --          --         --           --
  Exercise of
    warrants........       --         --         --        223          --         --           --
  Conversion of
    preferred stock
    to common
    stock...........   (4,702)    (5,213)    (8,590)    (5,684)         (5)      (600)          (1)
  Initial public
    offering of
    common shares,
    net of issuance
    costs of
    $7,212..........       --         --         --         --          --         --           --
  Net loss and
    comprehensive
    loss............       --         --         --         --          --         --           --
                      -------     ------    -------     ------    ----------     ----     ----------
Balance at December
 31, 1999...........  $    --         --    $    --         --    $     --         --     $     --
                      =======     ======    =======     ======    ==========     ====     ==========

                                                STOCKHOLDER'S EQUITY (DEFICIT)
                      ----------------------------------------------------------------------------------

                         COMMON STOCK       ADDITIONAL     DEFERRED                          TOTAL
                      -------------------    PAID-IN      STOCK-BASED    ACCUMULATED     STOCKHOLDERS'
                       SHARES     AMOUNT     CAPITAL     COMPENSATION      DEFICIT      EQUITY (DEFICIT)
                      --------   --------   ----------   -------------   ------------   ----------------
Balance at December
 31, 1996...........    1,791      $ 2       $     30       $    --        $ (3,434)        $ (3,402)
  Issuance of Series
    D convertible
    preferred stock
    to investors for
    cash and
    cancellation of
    notes payable at
    $16.80 per
    share...........       --       --          7,250            --              --            7,250
  Issuance of common
    stock upon
    exercise of
    employee stock
    options for
    cash............      161       --             55            --              --               55
  Net loss and
    comprehensive
    loss............       --       --             --            --          (3,842)          (3,842)
                       ------      ---       --------       -------        --------         --------
Balance at December
 31, 1997...........    1,952        2          7,335            --          (7,276)              61
  Issuance of Series
    D convertible
    preferred stock
    to adjust the
    cost of
    previously
    issued shares
    from $16.80 to
    $11.20 per
    share...........       --       --             --            --              --               --
  Issuance of Series
    D convertible
    preferred stock
    to investors for
    cash and
    cancellation of
    notes payable at
    $11.20 per
    share, net of
    issuance costs
    of $15..........       --       --          2,486            --              --            2,486
  Issuance of common
    stock upon
    exercise of
    employee stock
    options for
    cash............       29       --             13            --              --               13
  Issuance of Series
    D warrants and
    common stock
    warrants........       --       --            536            --              --              536
  Net loss and
    comprehensive
    loss............       --       --             --            --         (17,902)         (17,902)
                       ------      ---       --------       -------        --------         --------
Balance at December
 31, 1998...........    1,981        2         10,370            --         (25,178)         (14,806)
  Conversion of 1998
    bridge financing
    to Series D
    convertible
    preferred stock
    at $7.00 per
    share...........       --       --          2,801            --              --            2,801
  Issuance of Series
    D convertible
    preferred stock
    to adjust the
    cost of
    previously
    issued shares
    from $11.20 to
    $7.00 per
    share...........       --       --             (1)           --              --               --
  Issuance of Series
    D convertible
    preferred stock
    at $7.00 per
    share, net of
    issuance costs
    of $326.........       --       --         25,345            --              --           25,349
  Issuance of Series
    D warrants......       --       --            689            --              --              689
  Issuance of common
    stock upon
    exercise of
    employee stock
    options for
    cash............      376       --            610            --              --              610
  Warrant
    revaluation.....       --       --            327            --              --              327
  Deferred
    stock-based
    compensation....       --       --          1,779        (1,779)             --               --
  Amortization of
    stock-based
    compensation....       --       --             --           300              --              300
  Issuance of Series
    E convertible
    preferred stock
    at $10.00 per
    share, net of
    issuance costs
    of $10..........       --                   5,989            --              --            5,990
  Issuance of common
    stock to
    previous board
    member..........       18       --            150            --              --              150
  Exercise of
    warrants........       --       --          1,562            --              --            1,562
  Conversion of
    preferred stock
    to common
    stock...........   11,497       12          8,584            --              --            8,590
  Initial public
    offering of
    common shares,
    net of issuance
    costs of
    $7,212..........    5,290        5         66,852            --              --           66,857
  Net loss and
    comprehensive
    loss............       --       --             --            --         (22,566)         (22,566)
                       ------      ---       --------       -------        --------         --------
Balance at December
 31, 1999...........   19,162      $19       $125,057       $(1,479)       $(47,744)        $ 75,853
                       ======      ===       ========       =======        ========         ========

                             See accompanying notes

                           GRIC COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(3,842)   $(17,902)  $(22,566)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization of property and
      equipment.............................................      272       1,006      1,807
    Amortization of stock-based compensation................       --          --        300
    Gain on sale of discontinued operations.................   (5,118)         --         --
    Noncash interest expense................................       --          --        275
    Noncash issuance of stock...............................       --          --        150
    Noncash warrant expenses--preferred stock...............       --         408        926
    Noncash warrant expenses--common stock..................       --           1        115
  Net changes in assets and liabilities:
    Accounts receivable.....................................     (210)       (355)    (1,846)
    Other current assets....................................     (103)       (118)      (192)
    Other assets............................................      (53)       (127)       (10)
    Net assets relating to discontinued operations..........    1,236          --         --
    Accounts payable........................................      500       3,305      1,327
    Accrued compensation and benefits.......................      312         536        739
    Other current liabilities...............................      171         425        234
    Other long-term liabilities.............................       20          15          4
                                                              -------    --------   --------
      Net cash used by operating activities.................   (6,815)    (12,806)   (18,737)
                                                              -------    --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale investments...............       --          --    (13,030)
  Capital expenditures......................................     (797)     (2,283)    (3,300)
  Proceeds from sale of discontinued operations.............    5,446          --         --
                                                              -------    --------   --------
      Net cash provided by (used in) investing activities...    4,649      (2,283)   (16,330)
                                                              -------    --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt............................       --       5,753         --
  Payment of debt...........................................       --        (282)    (1,833)
  Proceeds from sales of preferred stock....................    7,250       2,486     31,164
  Proceeds from sales of common stock, net..................       55          13     67,467
  Proceeds from exercise of preferred stock warrants........       --          --      1,562
                                                              -------    --------   --------
      Net cash provided by financing activities.............    7,305       7,970     98,360
                                                              -------    --------   --------
Net increase (decrease) in cash and cash equivalents........    5,139      (7,119)    63,293
Cash and cash equivalents at beginning of year..............    3,342       8,481      1,362
                                                              -------    --------   --------
Cash and cash equivalents at end of year....................  $ 8,481    $  1,362   $ 64,655
                                                              =======    ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid.........................................        9           7          1
  Interest paid.............................................       --         165        229

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
  Conversion of 1999 bridge notes interest into Series D
    preferred stock.........................................       --          --        175
  Conversion of 1998 bridge notes principal and interest
    into Series D preferred stock...........................       --          --      2,801
  Purchase of equipment under capital leases................       --          --        800

                             See accompanying notes

                           GRIC COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

    GRIC Communications, Inc. ("GRIC" or the "Company") is a global provider of Internet-based products and services that enable telecommunication companies, Internet service providers, and emerging telecommunications service providers, to offer Internet-based products and services, such as Internet roaming and Internet telephony, to their end users worldwide.

    GRIC's predecessor corporation, incorporated in California in 1994, was both an Internet service provider in Northern California and an independent software provider for the Internet service provider community. In 1997, the local Internet service provider business and related assets were sold. Operations through 1997 related to the Internet service provider business are reflected as discontinued operations. The Company first recognized clearinghouse settlement revenues in 1997, and since then the Company has derived revenues primarily from clearinghouse settlement services and software licenses.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The consolidated financial statements include all the accounts of GRIC and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

    In September 1999, the Board of Directors approved the Company's reincorporation in the state of Delaware and an associated exchange of shares of common stock and preferred stock in the state of California predecessor for shares of common stock and preferred stock in the Delaware corporation that had the effect of a 1-for-2.8 reverse stock split.

    On December 14, 1999, the Company completed an initial public offering of its shares pursuant to which it issued 5,290,000 common shares for approximately $66.8 million, net of costs. Upon the closing of the initial public offering, each outstanding share of preferred stock was converted into common stock on a one-for-one share basis.

    DISCONTINUED OPERATIONS

    In May 1997, the Company sold a 55% interest in its local Internet access service provider subsidiary, Aimnet, in exchange for approximately $2,004,000 in cash and, in September 1997, it sold the remaining 45% for approximately $3,442,000 in cash. Aimnet operated as a separate segment of the business as an Internet service provider and its operations have been accounted for as discontinued operations. Revenues earned by Aimnet were approximately $1,632,000 for the year ended December 31, 1997.

    USE OF ESTIMATES

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    FOREIGN CURRENCY REMEASUREMENT

    Adjustments resulting from the process of remeasurement into U.S. dollars of the foreign currency financial statements of the Company's wholly-owned foreign subsidiaries, for which the U.S. dollar is the functional currency, are included in operations and have not been material.

    CASH EQUIVALENTS

    Cash equivalents consist of certificates of deposits, money market funds and commercial paper with maturities of 90 days or less at the date of purchase. Cash and cash equivalents are carried at cost which approximates market value.

    SHORT-TERM INVESTMENTS

    The Company's policy is to invest in various short-term instruments with investment grade credit ratings. Investments with contractual maturities greater than one year are considered short-term since they are classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

    The cost of securities sold is based on the specific identification method. Any realized gains or losses and declines in value, judged to be other-than-temporary, are included in interest income and other. The Company includes unrealized gains or losses in comprehensive income in stockholders' equity, if material. At December 31, 1999, there was no significant difference between the fair market value and the underlying cost of such investments.

    CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents and short-term investments principally in domestic financial institutions of high credit standing. The Company is exposed to credit risks in the event of default by these institutions to the extent of the amount recorded on the balance sheet. The credit risk in the Company's accounts receivable is mitigated by the Company's credit evaluation process. The Company generally does not require collateral and maintains adequate reserves for potential credit losses.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the respective assets, generally the shorter of the lease term or two to three years.

    COMPREHENSIVE INCOME

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"
("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 in the year ended December 31, 1998. The Company had no items of other comprehensive income to report in any of the years presented.

    REVENUE RECOGNITION

    The Company derives revenues primarily from settlement services it provides to customers through its network. The Company also derives revenues from licenses of software to customers seeking to offer Internet roaming and Internet telephony services to their end users, and from sales of maintenance and support services and hardware.

    Settlement revenues are generated when customers' end users initiate Internet roaming services or originate Internet telephony communications. Cost of settlement revenues represents the amounts paid to access our customers' networks for the completion of services provided. The Company recognizes roaming services revenue and related costs at the time services are rendered to users. The Company has minimum purchase commitments with some alliance members that it expects to utilize, provided the supplier maintains the required pricing under the contract. In addition, the Company bears the risk of loss related to collection for services.

    Software and other revenues consist primarily of revenues from software licenses and to a lesser extent from related services, maintenance and support and hardware sales. In accordance with Statement of Position (SOP 97-2), Software Revenue Recognition, revenue earned on software arrangements involving multiple elements is required to be allocated to each element based upon the relative fair values of the elements. Software revenues consist of license revenues which are recognized upon the delivery of application products, provided no significant vendor obligation or contingencies remain, and collection of the receivable is probable, or where the license is for enabling software, ratably over the contractual services period as enabling licenses have not been sold separately. Maintenance and support service includes technical support, consulting, installation and training services. Revenue allocated to maintenance is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed. Hardware revenue related to telephony gateways, internet dialers and fax cards is recognized upon shipment of the equipment.

    RESEARCH AND DEVELOPMENT

    Research and development costs are expensed as incurred until technological feasibility has been established. To date, the Company's service offerings have been available for general release concurrent with the establishment of technological feasibility and, accordingly, no development costs have been capitalized.

    ADVERTISING EXPENSES

    Advertising expenditures are charged to expense as incurred and were not material for any of the periods presented.

    STOCK-BASED COMPENSATION

    The Company has elected to account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), using an intrinsic value approach to measure compensation expense, if any. Appropriate disclosures using a fair-value based method, as provided by Statement of Financial Accounting Standards
No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), are also reflected in the accompanying notes to the consolidated financial statements. Options issued to non-employees are accounted for in accordance with SFAS 123 using a fair value approach.

    INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
("SFAS 109"), which provides for the establishment of deferred tax assets and liabilities based on the difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    NET LOSS PER SHARE

    Basic net loss per share and diluted net loss per share are presented in conformity with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") for all years presented.

    In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of basic and diluted net loss per share, as their effect is antidilutive.

    Weighted-average options outstanding to purchase approximately 1.5 million, 420,000 and 384,000 shares of common stock for the years ended December 31, 1997, December 31, 1998 and December 31, 1999, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As the Company does not currently engage in derivatives or hedging transactions, there would be no current impact to the Company's results of operations, financial position, or cash flows upon the adoption of SFAS 133.

    In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statement" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has not yet determined the impact of adopting SAB 101 on its financial statements.

3. INVESTMENTS

    The following is a summary of the Company's investments.

                                                              DECEMBER 31, 1999
                                                              -----------------
                                                               (IN THOUSANDS)
Money market funds..........................................      $ 10,465
Commercial paper............................................        36,048
Certificates of deposits....................................        10,504
Floating rate municipal bonds...............................        13,030
                                                                  --------
  Total cash equivalents and short-term investments.........        70,047
Less cash equivalents.......................................       (57,017)
                                                                  --------
  Total short-term investments..............................      $ 13,030
                                                                  ========

    The above amounts are stated at cost. Unrealized gains or losses are immaterial at December 31, 1999. There are no realized gains or losses from sale of available-for-sale securities for the year ended December 31, 1999. The Company had no investments at December 31, 1998.

    The amortized costs of investments by contractual maturity at December 31, 1999 were as follows:

                                                              AVAILABLE FOR SALE
                                                              ------------------
                                                                  AMORTIZED
                                                                     COST
                                                              ------------------
                                                                (IN THOUSANDS)
Due in 1 year or less.......................................       $    --
Due after 25 years..........................................        13,030
                                                                   -------
                                                                   $13,030
                                                                   =======

4. PROPERTY AND EQUIPMENT

    Property and equipment comprised the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Computer hardware...........................................  $  2,141   $  4,580
Software....................................................       374      1,132
Office furniture and equipment..............................       834        929
Leased equipment............................................        --        800
Leasehold improvements......................................        46         91
                                                              --------   --------
                                                                 3,395      7,532
Less accumulated depreciation and amortization..............    (1,340)    (3,128)
                                                              --------   --------
                                                              $  2,055   $  4,404
                                                              ========   ========

5. DEBT

    BRIDGE LOAN

    On November 5, 1998, the Company entered into an agreement with a bank for a short-term loan of up to $1.5 million with a maturity date of December 31, 1998 (the "Bridge Loan"). On December 31, 1998, this agreement was extended to the earlier of March 31, 1999 or the sale of preferred stock equal to or greater than the loan amount. The maximum amount available during the renewal period was $1.0 million. The interest rate during the initial period was 0.50 percentage points above the lender's prime rate and the interest rate changed to
1.25 percentage points above the lender's prime rate during the renewal period.

    Substantially all of the Company's assets were pledged as collateral for the Bridge Loan, other than assets held under permitted liens, which included purchase money liens on equipment incurred for financing of the equipment.

    At December 31, 1998, $1.5 million was outstanding under this facility. The lenders' prime rate at December 31, 1998 was 7.75%. In the first quarter of 1999, the outstanding amount was repaid.

    CONVERTIBLE PROMISSORY NOTES

    On September 1, 1998, certain stockholders of the Company advanced loans to the Company totaling $2.7 million in exchange for convertible promissory note (the "1998 Bridge Financing"). The loans bore interest at 1% above the Bank of America reference rate and were convertible into shares of Series D convertible preferred stock at a conversion price of $4.00 per share at the earlier of the initial closing of the first preferred stock financing following September 1, 1998 and January 31, 1999. The warrants issued in connection with the promissory notes incorporated antidilution protection.

    At December 31, 1998, $2.7 million was outstanding under these notes. On January 31, 1999, $2.7 million in principal and approximately $101,000 in accrued interest were converted into 250,010 shares of Series D convertible preferred stock. All preferred stock was converted into common stock on a one-for-one basis upon completion of the Company's initial public offering.

    During the period from January through March 1999, certain stockholders of the Company and additional third parties advanced loans to the Company totaling $12.75 million in exchange for convertible promissory notes (the "1999 Bridge Financing"). The loans bore interest at 1% above the Bank of America reference rate and, together with interest thereon of approximately $175,000, were converted into 1,846,468 shares of Series D convertible preferred stock at a conversion price of $7.00 per share in April 1999. All preferred stock was converted into common stock on a one-for-one basis upon completion of the Company's initial public offering.

6. COMMITMENTS AND CONTINGENCIES

    GRIC leases all of its facilities under operating leases that expire at various dates through 2003. The Company also leases certain equipment under capital lease arrangements and equipment promissory notes. The future minimum operating lease and capital lease commitments (including equipment promissory notes) were as follows at December 31, 1999.

                                                  OPERATING LEASES   CAPITAL LEASES
                                                  ----------------   --------------
                                                           (IN THOUSANDS)
2000............................................       $  979            $  762
2001............................................          980               763
2002............................................        1,056               436
2003............................................          176                --
                                                       ------            ------
                                                       $3,191            $1,961
                                                       ======
Less amounts representing interest..............                            223
                                                                         ------
Present value of future lease payments..........                          1,738
Less current portion............................                            626
                                                                         ------
Long-term portion...............................                         $1,112
                                                                         ======

    Rent expense charged to operations totaled approximately $263,000, $688,000 and $808,000 for the years ended December 31, 1997, 1998, and 1999, respectively. The cost and accumulated depreciation of assets under capital lease was $800,000 and $110,000, respectively, at December 31, 1999. In addition, the Company has collateralized equipment purchased for $1.3 million under the equipment promissory notes.

    During the year ended December 31, 1998, the Company recorded a charge of $1.5 million related to a commitment to purchase licenses of certain customized software, as the Company did not anticipate the utilization of the required volume of purchases. In October 1999, the Company settled with the third party for approximately $600,000 and recorded the adjustment of $925,000 in the quarter ended September 30, 1999.

    LEGAL MATTERS

    The Company is involved in certain claims and legal actions arising in the normal course of business. Management does not expect that the outcome of these cases will have a material effect on the Company's financial position or results of operations.

7. INCOME TAXES

    The provision for income taxes attributable to continuing operations consists of foreign income and withholding taxes of approximately $59,000, $32,000 and $70,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

    The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (35%) to income before taxes is as follows:

                                                             DECEMBER 31,
                                                    ------------------------------
                                                      1997       1998       1999
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Tax at federal statutory rate.....................  $(2,844)   $(6,255)   $(7,874)
Unutilized net operating losses...................    2,844      6,255      7,874
Foreign tax.......................................       59         32         70
                                                    -------    -------    -------
Total.............................................  $    59    $    32    $    70
                                                    =======    =======    =======

    Significant components of the Company's deferred tax assets are as follows:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1998       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards........................  $ 8,912    $14,200
  Tax credit carryforwards................................      400        700
  Accruals and reserves not currently deductible..........    1,210      2,200
                                                            -------    -------
Total deferred tax assets.................................   10,522     17,100
Valuation allowance.......................................  (10,522)   (17,100)
                                                            -------    -------
Net deferred tax assets...................................  $    --    $    --
                                                            =======    =======

    SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

    The valuation allowance increased by approximately $7.4 million and $6.6 million during the years ended December 31, 1998 and 1999, respectively.

    As of December 31, 1999, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $37.4 million and $19.2 million, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $500,000 and $440,000, respectively. The federal and state net operating loss carryforwards and tax credit carryforwards will expire at various dates beginning in 2002 through 2019, if not utilized.

    Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

    REDEEMABLE CONVERTIBLE PREFERRED STOCK AND CONVERTIBLE PREFERRED STOCK

    On December 14, 1999, the Company completed an initial public offering of its shares pursuant to which it issued 5,290,000 common shares for approximately $66.8 million, net of costs. Upon the closing of the initial public offering, each outstanding share of preferred stock was converted into common stock on a one-for-one share basis.

    In accordance with the preferred stock rights, all preferred stock outstanding automatically converted into the conversion price at the time of the initial public offering. Until the conversion, the Company had convertible preferred stock that consisted of (i) Series A, B, and C redeemable convertible preferred stock and (ii) Series D and E convertible preferred stock, collectively referred to as "convertible preferred stock."

    PREFERRED STOCK

    The Company has 5,000,000 shares of preferred stock authorized at a par value of $0.001 per share. In accordance with the terms of the certificate of incorporation, the Board of Directors is authorized to provide for the issuance of one or more series of preferred stock, including increases or decreases to the series. The Board of Directors has the authority to set the rights, preferences and terms of such shares. As of December 31, 1999, no shares of preferred stock were issued and outstanding.

    CONVERTIBLE PREFERRED STOCK WARRANTS

    The Company had previously issued convertible preferred stock warrants. Upon the effectiveness of the Company's initial public offering, all such warrants became exercisable as common stock.

    In connection with the granting of the Bridge Loan, the Company issued fully exercisable warrants to purchase 17,724 shares of Series D convertible preferred stock at $11.20 per share and 1,785 shares of Series D convertible preferred stock at $7.00 per share. As of December 31, 1999 the warrants are still outstanding and expire as to 17,724 shares and 1,785 shares in November 2003 and December 2003, respectively. The warrants were valued utilizing the Black-Scholes option pricing model, and resulted in a fair market value of $9.30 per share utilizing a volatility factor of 1.02, interest rate of 5.18% and expected life of 4 years.

    In connection with the equipment promissory notes, the Company issued fully exercisable warrants for the purchase of 10,000 shares of Series D convertible preferred stock at $7.00 per share. As of December 31, 1999, the warrants are still outstanding and expire on December 14, 2004. The warrant was valued utilizing the Black-Scholes option pricing model, and resulted in a fair market value of $8.34 per share utilizing a volatility factor of 1.02, interest rate of 5.18% and expected life of 9 years.

    The Company had recorded approximately $531,000 in 1998 and an additional $837,000 in 1999 to reflect the fair value of the above warrants, which are being amortized over the lives of the respective underlying arrangements. Amortization of approximately $408,000 and $926,000 has been included in the years ended December 31, 1998 and 1999, respectively. The fair value of the warrants was calculated using the Black-Scholes option pricing model.

    COMMON STOCK WARRANTS

    In connection with entering into a roaming agreement with a certain customer, the Company issued a warrant for the purchase of 102,699 shares of the Company's common stock at $7.00 per share. As of December 31, 1999, the warrant was still outstanding and fully exercisable. It will expire on the earlier of November 12, 2003 or the first anniversary of the date on which the roaming agreement with the customer is terminated.

    The warrant was valued utilizing the Black-Scholes option pricing model. The Company was required to reevaluate the warrant fair value for all periods through September 30, 1999 at which point a final measurement date existed. The fair value of the warrant at September 30, 1999 was determined to be $184,000 utilizing a volatility of 1.02, interest rate of 5.12% and expected life of 5 years. The fair value of the warrant is being amortized over the life of the agreement. The Company included an immaterial charge to operations for all periods presented.

    STOCK OPTION PLANS

    Effective December 1999, the Company adopted the 1999 Equity Incentive Plan (the Equity Plan) and reserved 4,500,000 shares for issuance under the Equity Plan. Each year, beginning in 2001, the aggregate number of shares reserved for issuance under the Equity Plan will automatically increase by a number of shares equal to 5% of the Company's outstanding shares at the end of the preceding year. The Equity Plan provides for the granting of incentive stock options to employees and nonqualified stock options to employees, officers, consultants, directors, independent contractors and advisors. Under the Equity Plan, the Board of Directors determines the term of each award and the award price. In the case of incentive stock options, the exercise price may be established at an amount not less than the fair market value at the date of grant, while nonstatutory stock options may have exercise prices not less than 85% of the fair market value as of the date of grant. The exercise price of incentive stock option granted to a 10% shareholder will not be less than 110% of the fair market value of the shares on the date of grant. Options granted under the Equity Plan for new employees generally vest with respect to 20% of the shares ten months after the employee's hire date and the remainder vesting ratably over the following forty months and options expire no later than ten years from the date of grant.

    In addition, the Company's 1995 Stock Option Plan and the 1997 Stock Option (the Option Plans), provided for the granting of incentive stock options to employees and directors and nonqualified stock options to employees, consultants, and directors. Options outstanding under the Option Plans generally were governed by the same terms as those under the Equity Plan, except that the options vest between 48 and 50 months. At the time of the Company's initial public offering, the Option Plans were terminated such that no new options may be granted under the Option Plans. Outstanding options at the date of the initial public offering remain outstanding under their original terms.

    EMPLOYEE STOCK PURCHASE PLAN

    In September 1999, the Board of Directors approved the adoption of the 1999 Employee Stock Purchase Plan (the Purchase Plan) and reserved 500,000 shares of the Company's common stock for issuance under the Purchase Plan. The plan was adopted effective at the time of the initial public offering. Each year, beginning in 2001, the aggregate number of shares reserved for issuance under this plan will automatically increase by a number of shares equal to 1% of the Company's outstanding shares at the end of the preceding year. Under the Company's Purchase Plan, qualified employees can elect to have between 2 and 15 percent of their annual earnings withheld, subject to maximum purchase limitations, to purchase the Company's common stock at the end of six-month enrollment periods. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the twenty-four month offering period or at the end of each six-month purchase period.

    A summary of the activity of the various option plans is as follows:

                                                           OPTIONS OUTSTANDING
                                                       ---------------------------
                                                                  WEIGHTED AVERAGE
                                                        SHARES     EXERCISE PRICE
                                                       --------   ----------------
                                                          (NUMBER OF SHARES IN
                                                               THOUSANDS)
Outstanding at December 31, 1996.....................      614         $0.28
  Granted............................................      465         $1.65
  Exercised..........................................     (161)        $0.34
  Cancelled..........................................     (230)        $0.31
                                                        ------
Outstanding at December 31, 1997.....................      688         $1.20
  Granted............................................    1,383         $2.63
  Exercised..........................................      (29)        $0.48
  Cancelled..........................................     (191)        $1.88
                                                        ------
Outstanding at December 31, 1998.....................    1,851         $2.21
  Granted............................................    2,093         $7.28
  Exercised..........................................     (376)        $1.62
  Cancelled..........................................   (1,162)        $3.21
                                                        ------
Outstanding at December 31, 1999.....................    2,406         $6.22
                                                        ======

    The following tables summarize information about options outstanding and exercisable under the Company's various option plans at December 31, 1999:

                               OUTSTANDING OPTIONS           EXERCISABLE OPTIONS
                        ----------------------------------   --------------------
                                     WEIGHTED     WEIGHTED               WEIGHTED
                                      AVERAGE     AVERAGE                AVERAGE
      RANGE OF          NUMBER OF   CONTRACTUAL   EXERCISE   NUMBER OF   EXERCISE
   EXERCISE PRICE        SHARES        LIFE        PRICE      SHARES      PRICE
---------------------   ---------   -----------   --------   ---------   --------
                                      (YEARS)
                                     (NUMBER OF SHARES IN THOUSANDS)
    $        0.28           126         6.68       $0.28         92       $0.28
    $        0.70             5         7.53        0.70          3        0.70
    $  1.68-$2.24           227         8.23        2.21         98        2.21
    $  2.80-$8.40         1,423         9.28        4.94        204        3.70
    $10.00-$14.00           625         9.87       11.83         38       13.19
                          -----         ----       -----        ---       -----
            Total         2,406         9.19       $6.22        435       $3.46
                          =====         ====       =====        ===       =====

    Options to purchase 371,000 and 172,000 shares of common stock were exercisable under the Company's various option plans at December 31, 1998 and 1997, respectively.

    In connection with the grant of stock options to employees through December 31, 1999, the Company recorded deferred compensation of $1,779,000 for the aggregate differences between the exercise prices of options at their dates of grant and the deemed fair value for accounting purposes of the common shares subject to these options. Such amount is included as a reduction of stockholders' equity and is being amortized on a straight-line basis over the option vesting periods, which are generally four years. The compensation expense of $300,000 through December 31, 1999 relates to options awarded to employees in all operating expense categories.

    SHARES RESERVED

    At December 31, 1999, the Company had reserved shares of common stock for potential future issuance consisting of 132,208 shares upon exercises of warrants, 4,500,000 shares for exercises under the Equity Plan and 500,000 shares under the Purchase Plan.

    STOCK-BASED COMPENSATION

    As permitted under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

    Pro forma information regarding net income and earnings per share is required by FASB 123 and has been determined as if the Company had accounted for awards to employees under the fair value method of FASB 123. The fair value of stock options under the Equity Plan and stock purchase plan rights under the Purchase Plan was estimated as of the grant date using the Black-Scholes option pricing model (the minimum value method through the date of the Company's initial filing with Securities and Exchange Commission). The Black-Scholes model was originally developed for use in estimating the fair value of traded options and requires the input of highly subjective assumptions including expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    The fair value of stock options granted in fiscal years 1997, 1998 and 1999 were estimated at the date of grant assuming no expected dividends and the following weighted average assumptions.

                                                                      STOCK OPTIONS            STOCK PURCHASE
                                                              ------------------------------   --------------
YEARS ENDED DECEMBER 31,                                        1997       1998       1999          1999
------------------------                                      --------   --------   --------   --------------
Expected Life (years).......................................     4.5        4.5        3.0            .5
Expected Stock Price Volatility.............................      NA         NA        .23           .85
Risk-Free Interest Rate.....................................     7.5%       7.5%       5.5%          5.5%

    As the Company was privately held until December 1999, volatility was not applicable until filing its Registration Statement. For purposes of pro forma disclosures, the estimated fair value of stock-based awards is amortized against pro forma net income over the stock-based awards' vesting period for options and over the offering period for stock purchases under the Purchase Plan.

    The Company's pro forma information is as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1997        1998        1999
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Pro forma net loss..........................................   $(3,853)   $(17,980)   $(23,408)
Pro forma basic and diluted net loss per share..............   $ (2.08)   $  (9.23)   $  (8.25)

    Calculated under FASB 123, the weighted-average fair values of the employee stock options granted during 1997 and 1998 were $0.50 and $0.76 per share, respectively. The weighted average fair value of employee stock options granted during 1999 at, below and above market value were $5.61, $2.62 and $0.19 per share, respectively. The weighted-average estimated fair value of shares purchased under the Purchase Plan during 1999 was $5.26 per share.

    Because the valuation of stock compensation incorporating a volatility factor is significantly higher, the pro forma effect of future stock compensation will increase in the future.

9.    SEGMENT INFORMATION

    The Company operates solely in one segment, providing a global network for Internet service providers and telecommunications companies.

    The following is a summary of revenue and long-lived assets by geographical area for the periods presented:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Revenue by external customers:
  United States.............................................   $  407     $  640     $4,246
  South East Asia...........................................      415        623      1,793
  Japan.....................................................      151        454      1,335
  Europe....................................................      193        282        865
  China.....................................................      223        212        603
  Rest of World.............................................      145        338        779
                                                               ------     ------     ------
                                                               $1,534     $2,549     $9,621
                                                               ======     ======     ======
Long-lived assets:
  United States.............................................   $  705     $1,954     $4,223
  Rest of World.............................................       73        101        181
                                                               ------     ------     ------
                                                               $  778     $2,055     $4,404
                                                               ======     ======     ======

    Revenue by external customer is based on the customer's billing locations. Long-lived assets are those assets used in each geographic location. For the year ended December 31, 1999, one customer accounted for 16% of consolidated revenues. No single customer accounted for 10% of consolidated revenues for the year ended December 31, 1998. For the year ended December 31, 1997, one customer accounted for 22% of consolidated revenues.

                           GRIC COMMUNICATIONS, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                                    BEGINNING   CHARGED TO   DEDUCTIONS    BALANCE AT
DESCRIPTION                                         OF PERIOD    EXPENSE        (A)       END OF PERIOD
-----------                                         ---------   ----------   ----------   -------------
                                                                      (IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS
For the year ended December 31, 1997..............    $ 35         $220         $ 41          $214
For the year ended December 31, 1998..............     214          406          236           384
For the year ended December 31, 1999..............     384          730          413           701

------------------------

(a) Represents amounts written off net of recoveries.