Form 10-Q
period 2000-03-31
GRIC COMMUNICATIONS INC
filed 2000-05-15
CIK 1059155

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                    FORM 10-Q
                               -------------------


    (MARK ONE)

       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                    OR

       / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       FOR THE TRANSITION PERIOD FROM ______________ TO ______________ .

                       COMMISSION FILE NUMBER: 000-27871

                            GRIC COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                   77-0368092
    (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

                               1421 MCCARTHY BLVD.
                           MILPITAS, CALIFORNIA 95035
                                 (408) 955-1920
    (ADDRESS, INCLUDING ZIP CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES
             AND REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                ----------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of the registrant's common stock outstanding as of May 8, 2000 was 19,274,064 shares.

================================================================================

                            GRIC COMMUNICATIONS, INC.

                                      INDEX

                                                                                                                          PAGE NO.
                          PART I. FINANCIAL INFORMATION

  Item 1.         Condensed Consolidated Financial Statements..........................................................      3
                  Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999.....................      3
                  Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 1999...      4
                  Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999...      5
                  Notes to Condensed Consolidated Financial Statements.................................................      6
  Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations................      8
  Item 3.         Quantitative and Qualitative Disclosures About Market Risk...........................................     17

                           PART II. OTHER INFORMATION

  Item 1.         Legal Proceedings....................................................................................     18
  Item 2.         Changes in Securities and Use of Proceeds............................................................     18
  Item 3.         Defaults Upon Senior Securities......................................................................     18
  Item 4.         Submission of Matters to a Vote of Security Holders..................................................     18
  Item 5.         Other Information....................................................................................     18
  Item 6.         Exhibits and Reports on Form 8-K.....................................................................     18
  SIGNATURE............................................................................................................     19

                          PART I. FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            GRIC COMMUNICATIONS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                                       Mar. 31,        Dec. 31,
                                                                                                         2000            1999(1)
                                                                                                     -------------    ------------
ASSETS                                                                                               (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents.................................................................          $50,171         $ 64,655
     Short-term investments....................................................................           18,649           13,030
     Accounts receivable, net of allowances of $750 and $701 at
         March 31, 2000 and December 31, 1999, respectively....................................            3,103            2,596
     Other current assets......................................................................              667              401
                                                                                                     -----------      -----------

Total current assets...........................................................................           72,590           80,682
Property and equipment, net....................................................................            6,321            4,404
Other assets...................................................................................              272              291
                                                                                                     -----------      -----------

         Total assets..........................................................................         $ 79,183         $ 85,377
                                                                                                     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable..........................................................................          $ 5,819          $ 5,302
     Accrued compensation and benefits.........................................................            1,665            1,620
     Other current liabilities.................................................................              828              829
     Current portion of long-term debt and capital lease obligations...........................              640              626
                                                                                                     -----------      -----------

Total current liabilities......................................................................            8,952            8,377
Long-term debt and capital lease obligations...................................................            1,000            1,147
Commitments and contingencies
Stockholders' equity:
     Preferred stock, 5,000 shares authorized at March 31, 2000 and December 31, 1999,
         respectively; no shares issued and outstanding........................................               --               --
     Common stock, $0.001 par value; 50,000 shares authorized; 19,242 and 19,162 shares issued
         and outstanding at March 31, 2000 and December 31, 1999, respectively.................               19               19
     Additional paid-in capital................................................................          125,264          125,057
     Deferred stock-based compensation.........................................................          (1,372)          (1,479)
     Accumulated comprehensive loss............................................................             (18)               --
     Accumulated deficit.......................................................................         (54,662)         (47,744)
                                                                                                     -----------      -----------

         Total stockholders' equity............................................................           69,231           75,853
                                                                                                     -----------      -----------

         Total liabilities and stockholders' equity............................................         $ 79,183         $ 85,377
                                                                                                     ===========      ===========

(1) Amounts as of December 31, 1999 were derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes

                            GRIC COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                          Three Months Ended
                                                                                                     -----------------------------
                                                                                                       Mar. 31,         Mar. 31,
                                                                                                         2000             1999
                                                                                                     -------------    ------------
Revenues:
     Settlement................................................................................          $ 4,968            $ 736
     Software and other........................................................................              234              431
                                                                                                     -----------      -----------

         Total Revenues........................................................................            5,202            1,167
Costs and Expenses:
     Cost of settlement revenues...............................................................            4,611              631
     Cost of software and other revenues.......................................................               --               25
     Network and operations (1)................................................................            1,347              561
     Research and development (2)..............................................................            2,466            1,458
     Sales and marketing (3)...................................................................            2,915            1,645
     General and administrative (4)............................................................            1,701              924
     Amortization of stock-based compensation..................................................              107               24
                                                                                                     -----------      -----------

         Total costs and expenses..............................................................           13,147            5,268
                                                                                                     -----------      -----------

Operating loss.................................................................................          (7,945)          (4,101)
Interest income and other, net.................................................................            1,108               40
Interest expense...............................................................................             (53)            (391)
                                                                                                     -----------      -----------

Loss before income taxes.......................................................................          (6,890)          (4,452)
Provision for income taxes.....................................................................               28                8
                                                                                                     -----------      -----------

Net loss.......................................................................................        $ (6,918)        $ (4,460)
                                                                                                     ===========      ===========

Basic and diluted net loss per share...........................................................         $ (0.36)         $ (2.27)
                                                                                                     ===========      ===========

Shares used to compute basic and diluted net loss per share....................................           19,163            1,967
                                                                                                     ===========      ===========


(1) Excludes $2 and $0, separately stated in amortization of stock-based compensation, for the three months ended March 31, 2000 and 1999, respectively.

(2) Excludes $43 and $9, separately stated in amortization of stock-based compensation, for the three months ended March 31, 2000 and 1999, respectively.

(3) Excludes $17 and $3, separately stated in amortization of stock-based compensation, for the three months ended March 31, 2000 and 1999, respectively.

(4) Excludes $45 and $12, separately stated in amortization of stock-based compensation, for the three months ended March 31, 2000 and 1999, respectively.


                             See accompanying notes

                            GRIC COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                          Three Months Ended
                                                                                                     -----------------------------
                                                                                                       Mar. 31,        Mar. 31,
                                                                                                         2000            1999
                                                                                                     -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.......................................................................................        $  (6,918)        $ (4,460)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization of property and equipment...............................              760              352
         Amortization of stock-based compensation..............................................              107               24
         Noncash interest expense..............................................................               --              100
         Noncash warrant expenses - preferred stock............................................                4              166
         Noncash warrant expenses - common stock...............................................               34               23
     Net changes in assets and liabilities:
         Accounts receivable...................................................................             (507)            (629)
         Inventories...........................................................................               --               31
         Other current assets..................................................................             (266)             (73)
         Accounts payable......................................................................              517             (687)
         Accrued compensation and benefits.....................................................               45              106
         Other current liabilities.............................................................               (1)             170
         Other assets..........................................................................              (19)              --
         Other long-term liabilities...........................................................               18               28
                                                                                                     -----------      -----------

              Net cash used in operating activities............................................           (6,226)          (4,849)
                                                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Available-for-sale investments:
         Purchases.............................................................................          (16,700)              --
         Sales.................................................................................           11,063               --
     Capital expenditures......................................................................           (2,677)            (128)
                                                                                                     -----------      -----------

              Net cash used in investing activities............................................           (8,314)            (128)
                                                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of debt and capital lease obligations.............................................             (151)          (1,511)
     Proceeds from sales of preferred stock....................................................               --           12,450
     Proceeds from sales of common stock, net..................................................              207               --
                                                                                                     -----------      -----------

              Net cash provided by financing activities........................................               56           10,939
                                                                                                     -----------      -----------

Net increase (decrease) in cash and cash equivalents...........................................          (14,484)           5,962
Cash and cash equivalents at beginning of quarter..............................................           64,655            1,362
                                                                                                     -----------      -----------

Cash and cash equivalents at end of quarter....................................................        $  50,171          $ 7,324
                                                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes paid.........................................................................        $       2          $    --
     Interest paid.............................................................................        $      49          $    52

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
     Conversion of 1998 bridge notes principal and interest into Series D preferred stock .....        $      --          $ 2,801



                             See accompanying notes

                            GRIC COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. The results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for future periods. The following information should be read in conjunction with the consolidated financial statements and notes thereto included in the GRIC Communications, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999.

2.   NET LOSS PER SHARE

     Basic loss per common share for the three months ended March 31, 2000 and 1999 was computed by dividing the net loss by the weighted average shares outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of basic and diluted net loss per share, as their effect is antidilutive.

     Weighted-average options outstanding to purchase approximately 2.0 million and 818,000 shares of common stock for the three months ended March 31, 2000 and 1999, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

3.   COMPREHENSIVE LOSS

     The components of comprehensive loss for the three months ended March 31, 2000 and 1999 are as follows:

(in thousands)                                           Three months ended     Three months ended
                                                             March 31, 2000         March 31, 1999
                                                             --------------         --------------
Net loss                                                            $(6,918)               $(4,460)
Other comprehensive loss:
     Unrealized loss on available-for-sale securities                   (18)                    --
                                                                    --------               --------
Comprehensive loss                                                  $(6,936)               $(4,460)
                                                                    ========               ========


     The only component of accumulated comprehensive loss at March 31, 2000 was unrealized loss on available-for-sale securities.

                            GRIC COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   SEGMENT INFORMATION

     The Company operates solely in one segment, providing a global network for Internet service providers and telecommunications companies.

     The following is a summary of revenue and long-lived assets by geographical area for the periods presented:



(in thousands)                                        Three months ended         Three months ended
                                                          March 31, 2000             March 31, 1999
                                                          --------------             --------------
Revenue by external customers:
     United States                                                $2,811                       $223
     South East Asia                                                 763                        406
     Japan                                                           472                        203
     Europe                                                          747                        155
     China                                                           193                         81
     Rest of World                                                   216                         99
                                                                  ------                     ------
                                                                  $5,202                     $1,167
                                                                  ======                     ======



(in thousands)
                                                          March 31, 2000          December 31, 1999
                                                          --------------          -----------------
Long-lived assets:
     United States                                                $6,097                     $4,223
     Rest of World                                                   224                        181
                                                                  ------                     ------
                                                                  $6,321                     $4,404
                                                                  ======                     ======


     Revenue by external customer is based on the customer's billing locations. Long-lived assets are those assets used in each geographic location.

5.   COMMITMENTS AND CONTINGENCIES

     The Company is involved in certain claims and may in the future become involved in claims and legal actions arising in the normal course of business. Management does not expect that the outcome of these existing claims will have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, that involve risks and uncertainties. These forward-looking statements include statements that reflect our plans, estimates and beliefs, based on information available to us at the time of this report. We assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those detailed from time to time in our filings with the Securities and Exchange Commission and those discussed below and elsewhere in this Form 10-Q, particularly in "Factors That May Affect Future Results."

     Unless expressly stated or the content otherwise requires, the terms "we", "our", "us", "the Company" and "GRIC" refer to GRIC Communications, Inc. and its subsidiaries.

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

     We have incurred substantial losses since our inception as a result of expenses associated with building our GRIC Alliance and related network infrastructure and developing our software products. As of March 31, 2000, we had an accumulated deficit of approximately $54.7 million. We anticipate that our operating expenses will increase substantially in the future as we continue to expand our network and develop our software products. Accordingly, we expect to incur additional losses for the foreseeable future, and we cannot assure you that we will achieve or sustain profitability. See "Factors That May Affect Future Results."

     Our business model has evolved in the course of our development and we believe that period-to-period comparisons of our operating results should not be relied upon as indicative of future performance. Our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies -- like us -- that are in new and rapidly evolving markets. See "Factors That May Affect Future Results."

RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 2000 COMPARED TO FIRST QUARTER ENDED MARCH 31,
1999

REVENUES

     Total revenues increased 346% to $5.2 million in the three months ended March 31, 2000 from $1.2 million in the three months ended March 31, 1999. The primary reason for this growth is increased settlement revenues.

     SETTLEMENT REVENUES. Settlement revenues increased to $5.0 million in the three months ended March 31, 2000 from $736,000 in the three months ended March 31, 1999, an increase of 575%. This increase reflects higher volumes of both Internet telephony and Internet roaming transactions. We expect settlement revenues from Internet telephony in the future to increase at a faster rate than revenues from Internet roaming.

     SOFTWARE AND OTHER REVENUES. Software, hardware, and maintenance and services revenues decreased to $234,000 in the three months ended March 31, 2000 from $431,000 during the three months ended March 31, 1999, representing a decrease of 46%. This decrease is primarily due to lower sales of our prepaid Internet telephony software and discontinued sales of hardware, partially offset by an increase in revenues of our Internet roaming software and related maintenance and services.

COSTS AND EXPENSES

     COST OF SETTLEMENT REVENUES. Cost of settlement revenues represents the amounts we pay to access the Internet for Internet roaming services for our customers, and to terminate Internet telephony services for our customers. Cost of settlement revenues increased to $4.6 million in the three months ended March 31, 2000 from $631,000 in the three months ended March 31, 1999, representing an increase of 631%. The increase was due to higher sales volumes in our Internet telephony and Internet roaming services.

     COST OF SOFTWARE AND OTHER REVENUES. Cost of software, hardware and maintenance and services revenues represents the cost of Internet telephony equipment. Cost of software, hardware and maintenance and services revenues decreased to zero in the three months ended March 31, 2000 from $25,000 in the three months ended March 31, 1999. The decrease is primarily due to the discontinued sales of hardware.

     NETWORK AND OPERATIONS. Network and operations expenses include salaries, benefits, allocated facility and management information systems costs, costs of co-location of network equipment and leased telecommunication lines, and depreciation on network equipment. Network and operations expenses increased to $1.3 million in the three months ended March 31, 2000 from $561,000 in the three months ended March 31, 1999, representing an increase of 140%. This increase was due to higher business activity and higher costs associated with the expansion of our customer support and network operation centers to a 24 hours-a-day, seven days-a-week basis. We expect that network and operations expenses will continue to increase in absolute dollars as we expand our network infrastructure to meet anticipated increases in transaction processing volume.

     RESEARCH AND DEVELOPMENT. Research and development expenses include salaries, benefits and recruiting costs of employees and outside consultants, quality assurance, allocated facility, management information systems and depreciation costs. Research and development increased to $2.5 million in the three months ended March 31, 2000 from $1.5 million in the three months ended March 31, 1999, representing an increase of 69%. This increase was primarily due to the continuing development of our GRIC Convergent Services Platform software, also known as GRIC CSP. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to achieving our strategic objectives, and we expect the dollar amount of research and development expenses to increase in the future.

     SALES AND MARKETING. Sales and marketing expenses include salaries, benefits and commissions earned by sales and marketing personnel, allocated facility, management information systems and depreciation costs, costs for marketing and promotional programs, and costs associated with our domestic and international sales offices. Sales and marketing expenses increased to $2.9 million in the three months ended March 31, 2000 from $1.6 million during the three months ended March 31, 1999, representing an increase of 77%. This increase reflects the hiring of additional personnel to expand our geographic coverage and to support the growth of our Internet telephony service. We expect the dollar amount of sales and marketing expenses to increase in the future as we seek to expand our customer base and increase brand awareness.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of general corporate and facility costs as well as salary, benefits and related costs for executive, finance, legal, administrative, human resources, investor relations and management information systems functions, as well as provisions for uncollectible receivables. General and administrative expenses increased to $1.7 million in the three months ended March 31, 2000 from $924,000 for the three months ended March 31, 1999, representing an increase of 84%. This increase reflects the hiring of additional personnel to provide the infrastructure to support future growth. We expect that general and administrative expenses will continue to increase in absolute dollars in the future as a result of the continued expansion of our administrative staff and the expenses associated with being a public company, including annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and professional services fees.

     AMORTIZATION OF STOCK-BASED COMPENSATION. Some stock options previously granted through December 31, 1999 are considered compensatory because the estimated fair value for accounting purposes was greater than the stock option exercise price as determined by the board of directors on the date of grant. As a result, we have recorded expenses of $107,000 for the three months ended March 31, 2000 relating to the amortization of deferred compensation expense and had an aggregate of $1.4 million of deferred compensation remaining to be amortized at March 31, 2000. Deferred compensation is amortized on a straight-line basis over the vesting period of the options. We expect amortization of approximately $427,000 in each of fiscal 2000, 2001, and 2002 and $198,000 in fiscal 2003.

INTEREST INCOME AND OTHER, NET

     Interest income and other, net, primarily represents interest income on cash balances. Interest income and other, net, increased to $1.1 million for the three months ended March 31, 2000 from $40,000 in the three months ended March 31, 1999. This increase was due to higher average cash balances during the quarter resulting from the Company's initial public offering in December 1999.

INTEREST EXPENSE

     Interest expense consists of amortization of the fair value of warrants issued in connection with our financing activities and interest expense associated with capital leases and bridge financing. Interest expense decreased to $53,000 for the three months ended March 31, 2000 from $391,000 for the three months ended March 31, 1999. This decrease is primarily due to bridge financing that converted to preferred stock in the second quarter of 1999.

INCOME TAXES

     The provision for income taxes consists of foreign taxes. Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of these assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its deferred tax assets. We intend to evaluate the ability to realize the deferred tax assets on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES. Net cash used in operating activities was $6.2 million and $4.8 million during the three months ended March 31, 2000 and 1999, respectively. Net cash used in operating activities in the three months ended March 31, 2000 and 1999 was primarily a result of net operating losses.

     INVESTING ACTIVITIES. Net cash used in investing activities was $8.3 million for three months ended March 31, 2000 and $128,000 for the three months ended March 31, 1999. Our recent investing activities have consisted primarily of purchases of short-term investments arising from the funds received from the Company's initial public offering. Other uses of cash in investing activities consisted of purchases of computer hardware, relating to the network infrastructure, and of computer hardware and software, for our increasing employee base. We expect that capital expenditures will increase due to continued expansion of our network infrastructure as well as our increasing employee base.

     FINANCING ACTIVITIES. Net cash provided by financing activities was $56,000 in the three months ended March 31, 2000 and $10.9 million in the three months ended March 31, 1999. In the three months ended March 31, 1999, the financing activity consisted primarily of the issuance of bridge financing of $12.8 million.

     COMMITMENTS. We lease all of our facilities under operating leases that expire at various dates through 2003. As of March 31, 2000, we had $3.0 million in future operating lease commitments and $1.6 million of capital lease obligations and equipment promissory notes.

     SUMMARY OF LIQUIDITY. We believe that the existing cash, cash equivalents and short-term investments, in addition to funds available under existing credit facilities, will be sufficient to meet our working capital requirements for the foreseeable future. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financing or from other sources. There can be no assurance that additional funding will be available at all or that if available such financing will be obtainable on terms favorable to the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to other information in this Quarterly Report on Form 10-Q, the following factors may affect the Company's future operating results.

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

WE HAVE NOT BEEN PROFITABLE TO DATE, WE MAY NEVER BE PROFITABLE AND WE ANTICIPATE CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

     To date, we have not been profitable. We cannot assure you that we will ever achieve or sustain profitability. We reported operating losses of $22.6 million for 1999, $17.9 million for 1998 and $3.8 million for 1997. As of March 31, 2000, our accumulated deficit was $54.7 million. We expect to incur operating losses for the foreseeable future. In particular, we expect to continue to invest heavily in research and development and sales and marketing, and we expect to face pressure to adopt new pricing arrangements, including volume discounts, that may lower our gross margins. If revenues do not meet levels we anticipate, or if our costs and expenses exceed our expectations, we will continue to sustain losses, and our business and the price of our common stock may be harmed.

IF WE FAIL TO DEVELOP GRIC CSP SOFTWARE PRODUCTS OR WE OR OTHERS FAIL TO DEVISE AN APPROPRIATE PRICING MODEL FOR THESE PRODUCTS, WE ARE UNLIKELY TO ACHIEVE OUR REVENUE GOALS.

     Our future growth and profitability, if any, depend, to a great extent, on our being able to develop and market future versions of our GRIC CSP software that can be licensed to current and potential customers as separate products. This is a complex, long-term development effort in a rapidly changing and competitive arena. We may not be able to complete the effort successfully or in a timely fashion, particularly given our lack of experience in development projects of this magnitude.

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

OUR EXECUTIVE OFFICERS AND DIRECTORS HOLD A SIGNIFICANT PERCENTAGE OF OUR STOCK AND WILL BE ABLE TO CONTROL MATTERS REQUIRING STOCKHOLDER APPROVAL.

     As of March 31, 2000, our executive officers and directors and their affiliated entities owned approximately 34% of our outstanding common stock. Accordingly, these stockholders, acting together, will have a substantial influence on all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration could also have the effect of delaying or preventing a change in control of our company.

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

     In addition, the market price of our common stock could decrease as a result of sales of substantial amounts of common stock in the public market or the perception that substantial sales could occur. On June 12, 2000, approximately 12,537,807 shares become eligible for public sale when lockup agreements in connection with our initial public offerings are due to expire.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     FOREIGN CURRENCY RISK. We have limited exposure to financial market risks, including changes in foreign currency exchange rates and interest rates. Although we have foreign operations in Europe and Asia, to date, our exposure to foreign currency fluctuations has not been significant.

     INTEREST RATE RISK. The Company's exposure to interest rate risk relates primarily to its investment portfolio and debt obligations. Interest rate risk occurs when the Company cannot hold a purchased investment to its maturity. The Company limits the weighted-average maturity of its investment portfolio to 90 days. The Company has the intent to hold its securities until maturity and, therefore, does not expect to recognize an adverse impact on income or cash flows, although there can be no assurance of this. The Company has established policies and business practices regarding its investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. The Company places investments with high credit quality issuers according to the Company's investment policy. We do not use derivative financial instruments in our investment portfolio. All investments are carried at fair market value. Due to the short-term nature of our investments and the immaterial amount of our debt obligation, we believe that there is no material exposure to interest rate fluctuation. Therefore, no accompanying table has been provided.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     The Company is involved in certain claims and may in the future become involved in claims and legal actions arising in the normal course of business. Management does not expect that the outcome of these existing claims will have a material effect on the Company's financial position or results of operations.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

     On December 14, 1999, a registration statement on Form S-1 (No. 333-87497) was declared effective by the Securities and Exchange Commission, pursuant to which 5,290,000 shares of our common stock were offered and sold for our account at a price of $14.00 per share, generating gross proceeds of approximately $74 million. Each outstanding share of preferred stock was automatically converted into one share of common stock upon the closing of the initial public offering. The managing underwriters were CIBC World Markets, U.S. Bancorp Piper Jaffray and Prudential Volpe Technology.

     In connection with the offering, we incurred $5.2 million in underwriting discounts and commissions, and $2.0 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were $66.8 million. From the effective date of the registration statement through March 31, 2000, the Company applied $18.6 million of the proceeds towards short term investments, $2.7 million of the proceeds towards capital expenditures and the balance of the proceeds to working capital.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.       OTHER INFORMATION

     Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

     The following exhibits are filed herewith or incorporated by reference herein:


     Exhibit
      Number               Description
     -------               -----------
     27.1           Financial Data Schedule (EDGAR only).


(b)   REPORTS ON FORM 8-K

     No reports on Form 8-K were filed for the three months ended March 31, 2000.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2000.


                 GRIC COMMUNICATIONS, INC.


                                     /s/ JOSEPH M. ZAELIT
                 ------------------------------------------------------------
                                        Joseph M. Zaelit
                     Senior Vice President, Finance and Administration and
                                   Chief Financial Officer
                                 (Principal Financial Officer)



                                     /s/ KIM S. SILVERMAN
                 ------------------------------------------------------------
                                       Kim S. Silverman
                                     Corporate Controller
                                (Principal Accounting Officer)