Form 10-Q
period 2000-06-30
GRIC COMMUNICATIONS INC
filed 2000-08-11
CIK 1059155

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                       COMMISSION FILE NUMBER: 000-27871

                            ------------------------

                           GRIC COMMUNICATIONS, INC.

             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                     77-0368092
    (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
    Incorporation or Organization)

                              1421 MCCARTHY BLVD.
                           MILPITAS, CALIFORNIA 95035
                                 (408) 955-1920
 (Address, including Zip Code, of Registrant's Principal Executive Offices and
              Registrant's Telephone Number, including Area Code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of the registrant's common stock outstanding as of July 31, 2000 was 19,500,247 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           GRIC COMMUNICATIONS, INC.
                                     INDEX

                                                                        PAGE NO.
                                                                        --------
                         PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 2000
            and December 31, 1999.....................................      3

          Condensed Consolidated Statements of Operations for the
            Three and Six Months Ended June 30, 2000 and 1999.........      4

          Condensed Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 2000 and 1999.......................      5

          Notes to Condensed Consolidated Financial Statements........      6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................      9

Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................     21

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...........................................     22

Item 2.   Changes in Securities and Use of Proceeds...................     22

Item 3.   Defaults Upon Senior Securities.............................     22

Item 4.   Submission of Matters to a Vote of Security Holders.........     22

Item 5.   Other Information...........................................     22

Item 6.   Exhibits and Reports on Form 8-K............................     23

SIGNATURE.............................................................     24

                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           GRIC COMMUNICATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                               JUNE 30,     DEC. 31,
                                                                 2000       1999(1)
                                                              -----------   --------
                                                              (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 41,409    $ 64,655
  Short-term investments....................................      19,057      13,030
  Accounts receivable, net of allowances of $1,161 and $701
    at June 30, 2000 and December 31, 1999, respectively....       4,113       2,596
  Other current assets......................................         434         401
                                                                --------    --------
Total current assets........................................      65,013      80,682
Property and equipment, net.................................       7,367       4,404
Other assets................................................         262         291
                                                                --------    --------
    Total assets............................................    $ 72,642    $ 85,377
                                                                ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $  6,204    $  5,302
  Accrued compensation and benefits.........................       2,392       1,620
  Other current liabilities.................................         979         829
  Current portion of long-term debt and capital lease
    obligations.............................................         655         626
                                                                --------    --------
Total current liabilities...................................      10,230       8,377
Long-term debt and capital lease obligations................         866       1,147
Commitments and contingencies
Stockholders' equity:
  Preferred stock, 5,000 shares authorized at June 30, 2000
    and December 31, 1999, respectively; no shares issued
    and outstanding.........................................          --          --
  Common stock, $0.001 par value; 50,000 shares authorized;
    19,327 and 19,162 shares issued and outstanding at June
    30, 2000 and December 31, 1999, respectively............          19          19
  Additional paid-in capital................................     125,574     125,057
  Deferred stock-based compensation.........................      (1,266)     (1,479)
  Accumulated deficit.......................................     (62,767)    (47,744)
  Accumulated other comprehensive loss......................         (14)         --
                                                                --------    --------
    Total stockholders' equity..............................      61,546      75,853
                                                                --------    --------
    Total liabilities and stockholders' equity..............    $ 72,642    $ 85,377
                                                                ========    ========

------------------------

(1) Amounts as of December 31, 1999 were derived from the audited consolidated financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes

                           GRIC COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                             THREE MONTHS
                                                                 ENDED           SIX MONTHS ENDED
                                                          -------------------   -------------------
                                                          JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
Revenues:
  Settlement............................................  $ 6,774    $ 1,230    $ 11,742   $ 1,966
  Software and other....................................      264        561         498       992
                                                          -------    -------    --------   -------
    Total revenues......................................    7,038      1,791      12,240     2,958
Costs and expenses:
  Cost of settlement revenues...........................    5,862        892      10,473     1,523
  Cost of software and other revenues...................       76         50          76        75
  Network and operations(1).............................    1,828        602       3,175     1,163
  Research and development(2)...........................    2,800      1,969       5,266     3,427
  Sales and marketing(3)................................    3,198      1,917       6,113     3,562
  General and administrative(4).........................    2,159        942       3,860     1,866
  Amortization of stock-based compensation..............      106         62         213        86
                                                          -------    -------    --------   -------
    Total costs and expenses............................   16,029      6,434      29,176    11,702
                                                          -------    -------    --------   -------
Operating loss..........................................   (8,991)    (4,643)    (16,936)   (8,744)
Interest income and other, net..........................      970        119       2,078       159
Interest expense........................................      (36)      (850)        (89)   (1,241)
                                                          -------    -------    --------   -------
Loss before income taxes................................   (8,057)    (5,374)    (14,947)   (9,826)
Provision for income taxes..............................       48         10          76        18
                                                          -------    -------    --------   -------
Net loss................................................  $(8,105)   $(5,384)   $(15,023)  $(9,844)
                                                          =======    =======    ========   =======
Basic and diluted net loss per share....................  $ (0.42)   $ (2.65)   $  (0.78)  $ (4.92)
                                                          =======    =======    ========   =======
Shares used to compute basic and diluted net loss per
  share.................................................   19,228      2,033      19,195     2,000
                                                          =======    =======    ========   =======

------------------------

(1) Excludes $2 and $1, separately stated in amortization of stock-based compensation, for the three months ended June 30, 2000 and 1999, respectively, and excludes $4 and $1, separately stated in amortization of stock-based compensation, for the six months ended June 30, 2000 and 1999, respectively.

(2) Excludes $43 and $19, separately stated in amortization of stock-based compensation, for the three months ended June 30, 2000 and 1999, respectively, and excludes $86 and $28, separately stated in amortization of stock-based compensation, for the six months ended June 30, 2000 and 1999, respectively.

(3) Excludes $17 and $8, separately stated in amortization of stock-based compensation, for the three months ended June 30, 2000 and 1999, respectively, and excludes $34 and $11, separately stated in amortization of stock-based compensation, for the six months ended June 30, 2000 and 1999, respectively.

(4) Excludes $44 and $34, separately stated in amortization of stock-based compensation, for the three months ended June 30, 2000 and 1999, respectively, and excludes $89 and $46, separately stated in amortization of stock-based compensation, for the six months ended June 30, 2000 and 1999, respectively.

                             See accompanying notes

                           GRIC COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                              -------------------
                                                              JUNE 30,   JUNE 30,
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(15,023)  $(9,844)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization of property and
      equipment.............................................     1,618       720
    Amortization of stock-based compensation................       213        86
    Noncash interest expense................................        --       273
    Noncash warrant expenses--preferred stock...............         8       920
    Noncash warrant expenses--common stock..................        69        45
  Net changes in assets and liabilities:
    Accounts receivable.....................................    (1,517)     (271)
    Inventories.............................................        --        69
    Other current assets....................................       (33)     (108)
    Accounts payable........................................       902       (85)
    Accrued compensation and benefits.......................       772       120
    Other current liabilities...............................       150       166
    Other assets............................................       (48)       --
    Other long-term liabilities.............................        61        28
                                                              --------   -------
      Net cash used in operating activities.................   (12,828)   (7,881)
                                                              --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Available-for-sale investments:
    Purchases...............................................   (21,700)       --
    Sales...................................................    15,659        --
  Capital expenditures......................................    (4,581)     (722)
                                                              --------   -------
      Net cash used in investing activities.................   (10,622)     (722)
                                                              --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of debt and capital lease obligations.............      (313)   (1,576)
  Proceeds from sales of preferred stock....................        --    25,174
  Proceeds from sales of common stock, net..................       517       236
                                                              --------   -------
      Net cash provided by financing activities.............       204    23,834
                                                              --------   -------
Net increase (decrease) in cash and cash equivalents........   (23,246)   15,231
Cash and cash equivalents at beginning of quarter...........    64,655     1,362
                                                              --------   -------
Cash and cash equivalents at end of quarter.................  $ 41,409   $16,593
                                                              ========   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid.........................................  $      2   $     1
  Interest paid.............................................  $     80   $    63
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
  Conversion of 1998 bridge notes principal and interest
    into Series D preferred stock...........................  $     --   $ 2,801
  Conversion of 1999 bridge notes principal and interest
    into Series D preferred stock...........................  $     --   $   175
  Purchase of equipment under capital leases................  $     --   $   108

                             See accompanying notes

                           GRIC COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. The results for the six months ended
June 30, 2000 are not necessarily indicative of the results that may be expected for future periods. The following information should be read in conjunction with the consolidated financial statements and notes thereto included in the GRIC Communications, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NET LOSS PER SHARE

    Net loss per common share for each of the three months and six months ended June 30, 2000 and 1999 was computed by dividing the net loss by the weighted average shares outstanding during the respective period in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of basic and diluted net loss per share, as their effect is antidilutive.

    Weighted-average options outstanding to purchase approximately 1.4 million and 857,000 shares of common stock for the three months ended June 30, 2000 and 1999, respectively, and 1.9 million and 866,000 shares of common stock for the six months ended June 30, 2000 and 1999, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 101A and No. 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The SEC has recently indicated that it intends to issue further guidance with respect to adoptions of specific views addressed by SAB No. 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on its results of operations, financial position, or cash flows.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of Accounting Principles Board ("APB") Opinion No. 25. This Interpretation clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion

                           GRIC COMMUNICATIONS, INC.

                                  (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, the Interpretation is effective July 1, 2000. We do not expect the adoption of Interpretation No. 44 to have a material effect on our results of operations, financial position, or cash flows.

3. COMPREHENSIVE LOSS

    The components of comprehensive loss for the three and six months ended June 30, 2000 and 1999, respectively, are as follows:

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        -------------------   -------------------
                                                        JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
                                                                     (IN THOUSANDS)
Net loss..............................................  $(8,105)   $(5,384)   $(15,023)  $(9,844)
Other comprehensive gain (loss):
  Unrealized gain (loss) on available-for-sale
    securities........................................        4         --         (14)       --
                                                        -------    -------    --------   -------
Comprehensive loss....................................  $(8,101)   $(5,384)   $(15,037)  $(9,844)
                                                        =======    =======    ========   =======

    The only component of accumulated other comprehensive gain (loss) at June 30, 2000 was unrealized loss on available-for-sale securities.

4. SEGMENT INFORMATION

    The Company operates solely in one segment, providing a global network for Internet service providers and telecommunications companies.

                           GRIC COMMUNICATIONS, INC.

                                  (UNAUDITED)

4. SEGMENT INFORMATION (CONTINUED)
    The following is a summary of revenue and long-lived assets by geographical area for the periods presented:

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         -------------------   -------------------
                                                         JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
                                                                      (IN THOUSANDS)
Revenue by external customers:
  United States........................................   $4,207     $  513    $ 7,018     $  736
  Southeast Asia.......................................      782        469      1,692        875
  Japan................................................      555        303      1,027        506
  Europe...............................................    1,050        125      1,650        280
  China................................................      198        139        391        220
  Rest of world........................................      246        242        462        341
                                                          ------     ------    -------     ------
                                                          $7,038     $1,791    $12,240     $2,958
                                                          ======     ======    =======     ======

                                                              JUNE 30, 2000   DECEMBER 31, 1999
                                                              -------------   -----------------
                                                                       (IN THOUSANDS)
Long-lived assets:
  United States.............................................     $7,155            $4,223
  Rest of world.............................................        212               181
                                                                 ------            ------
                                                                 $7,367            $4,404
                                                                 ======            ======

    Revenue by external customer is based on the customer's billing locations. Long-lived assets are those assets used in each geographic location.

5. COMMITMENTS AND CONTINGENCIES

    The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 that involve risks and uncertainties. These forward-looking statements include statements that reflect our plans, estimates and beliefs, based on information available to us at the time of this report. We assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those detailed from time to time in our filings with the Securities and Exchange Commission and those discussed below and elsewhere in this Form 10-Q, particularly in "Factors That May Affect Future Results."

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

    We have incurred substantial losses since our inception as a result of expenses associated with building our GRIC Alliance and related network infrastructure and developing our software products. As of June 30, 2000, we had an accumulated deficit of approximately $62.8 million. We anticipate that our operating expenses will increase substantially in the future as we continue to expand our network and develop our software products. Accordingly, we expect to incur additional losses for the foreseeable future, and we cannot assure you that we will achieve or sustain profitability. See "Factors That May Affect Future Results."

    Our business model has evolved in the course of our development and we believe that period-to-period comparisons of our operating results should not be relied upon as indicative of future performance. Our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies--like us--that are in new and rapidly evolving markets. See "Factors That May Affect Future Results."

RESULTS OF OPERATIONS

QUARTER AND YEAR-TO-DATE ENDED JUNE 30, 2000 COMPARED TO QUARTER AND
  YEAR-TO-DATE ENDED JUNE 30, 1999

REVENUES

    Total revenues increased 293% to $7.0 million in the three months ended June 30, 2000 from $1.8 million in the three months ended June 30, 1999. Total revenues increased 314% to $12.2 million in the six months ended June 30, 2000 from $3.0 million in the six months ended June 30, 1999. The primary reason for the growth is increased settlement revenues.

    SETTLEMENT REVENUES. Settlement revenues increased to $6.8 million in the three months ended June 30, 2000 from $1.2 million in the three months ended June 30, 1999, representing an increase of 451%. Settlement revenues increased to $11.7 million in the six months ended June 30, 2000 from $2.0 million in the six months ended June 30, 1999, representing an increase of 497%. The increases reflect higher volumes of both Internet telephony and Internet roaming transactions, including a non-recurring payment of approximately $200,000 from a single customer. We expect settlement revenues from Internet telephony in the future to increase at a faster rate than revenues from Internet roaming.

    SOFTWARE AND OTHER REVENUES. Software, hardware, and maintenance and services revenues decreased to $264,000 in the three months ended June 30, 2000 from $561,000 in the three months ended June 30, 1999, representing a decrease of 53%. Software, hardware, and maintenance and services revenues decreased to $498,000 in the six months ended June 30, 2000 from $992,000 in the six months ended June 30, 1999, representing a decrease of 50%. The decreases are primarily due to lower sales of our prepaid Internet telephony software and discontinued sales of hardware, partially offset by an increase in revenues of our Internet roaming software and related maintenance and services.

COSTS AND EXPENSES

    COST OF SETTLEMENT REVENUES. Cost of settlement revenues represents the amounts we pay to access the Internet for Internet roaming services for our customers, and to terminate Internet telephony services for our customers. Cost of settlement revenues increased to $5.9 million in the three months ended
June 30, 2000 from $892,000 in the three months ended June 30, 1999, representing an increase of 557%. Cost of settlement revenues increased to $10.5 million in the six months ended June 30, 2000 from $1.5 million in the six months ended June 30, 1999, representing an increase of 588%. The increases were due to higher sales volumes of our Internet telephony services and the higher proportion of our total service mix that these services represented.

    COST OF SOFTWARE AND OTHER REVENUES. Cost of software, hardware and maintenance and services revenues represents the cost of Internet telephony equipment, software and professional services. Cost of software, hardware and maintenance and services revenues increased to $76,000 in the three months ended June 30, 2000 from $50,000 in the three months ended June 30, 1999, representing an increase of 52%. Cost of software, hardware, and maintenance and services revenues increased slightly to $76,000 in the six months ended June 30, 2000 from $75,000 in the six months ended June 30, 1999, representing an increase of 1%. The increases are primarily due to increased professional services cost offset by the discontinued sales of hardware.

    NETWORK AND OPERATIONS. Network and operations expenses include salaries, benefits, allocated facility and management information systems costs, costs of co-location of network equipment and leased telecommunication lines, and depreciation on network equipment. Network and operations expenses increased to $1.8 million in the three months ended June 30, 2000 from $602,000 in the three months ended June 30, 1999, representing an increase of 204%. Network and operations expenses increased to $3.2 million in the six months ended June 30, 2000 from $1.2 million in the six months ended June 30, 1999, representing an increase of 173%. The increases were due to higher levels of business activity and higher costs associated with the expansion of our customer support and network operation centers to a 24 hours-a-day, seven days-a-week basis. We expect that network and operations expenses will continue to increase in absolute dollars as we expand our network infrastructure to meet anticipated increases in transaction processing volume.

    RESEARCH AND DEVELOPMENT. Research and development expenses include salaries, benefits and recruiting costs of employees and outside consultants, as well as quality assurance, allocated facility and depreciation costs. Research and development expenses increased to $2.8 million in the three months ended June 30, 2000 from $2.0 million in the three months ended June 30, 1999, representing an increase of 42%. Research and development expenses increased to $5.3 million in the six months ended June 30, 2000 from $3.4 million in the six months ended June 30, 1999, representing an increase of 54%. The increases were primarily due to the continuing development of our GRIC Convergent Services Platform software, also known as GRIC CSP. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to achieving our strategic objectives. We expect the dollar amount of research and development expenses to increase in the future.

    SALES AND MARKETING. Sales and marketing expenses include salaries, benefits and commissions earned by sales and marketing personnel, allocated facility, management information systems and depreciation costs, costs for marketing and promotional programs, and costs associated with our domestic and international sales offices. Sales and marketing expenses increased to $3.2 million in the three months ended June 30, 2000 from $1.9 million in the three months ended June 30, 1999, representing an increase of 67%. Sales and marketing expenses increased to $6.1 million in the six months ended
June 30, 2000 from $3.6 million in the six months ended June 30, 1999, representing an increase of 72%. The increases reflect the hiring of additional personnel to expand our geographic coverage and to support the growth of our Internet telephony service. We expect the dollar amount of sales and marketing expenses to increase in the future as we seek to expand our customer base and increase brand awareness.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of general corporate and facility costs as well as salary, benefits and related costs for executive, finance, legal, administrative, human resources, investor relations and management information systems functions, as well as provisions for uncollectible receivables. General and administrative expenses increased to $2.2 million in the three months ended June 30, 2000 from $942,000 in the three months ended June 30, 1999, representing an increase of 129%. General and administrative expenses increased to $3.9 million in the six months ended
June 30, 2000 from $1.9 million in the six months ended June 30, 1999, representing an increase of 107%. The increases reflect the hiring of additional personnel and consultants to provide the infrastructure to support future growth, as well as increases in the provision for uncollectible receivables. We expect that general and administrative expenses will continue to increase in absolute dollars in the future as a result of the continued expansion of our administrative staff and the expenses associated with being a public company, including annual and other public reporting costs, directors' and officers' liability insurance premiums, investor relations programs and professional services fees.

    AMORTIZATION OF STOCK-BASED COMPENSATION. Some stock options previously granted through December 14, 1999 are considered compensatory because the estimated fair value for accounting purposes was greater than the stock option exercise price as determined by the board of directors on the date of grant. As a result, we have recorded expenses of $106,000 in the three months ended
June 30, 2000 relating to the amortization of deferred compensation expense and had an aggregate of $1.3 million of deferred compensation remaining to be amortized at June 30, 2000. Deferred compensation is amortized on a straight-line basis over the vesting period of the options. We expect amortization of approximately $427,000 in each of fiscal 2000, 2001, and 2002, and $198,000 in fiscal 2003.

INTEREST INCOME AND OTHER, NET

    Interest income and other, net, primarily represents interest income on cash balances. Interest income and other, net, increased to $970,000 in the three months ended June 30, 2000 from $119,000 in the three months ended June 30, 1999. Interest income and other, net, increased to $2.1 million in the six months ended June 30, 2000 from $159,000 in the six months ended June 30, 1999. The increases were due to higher average cash balances during the quarter resulting from the Company's initial public offering in December 1999.

INTEREST EXPENSE

    Interest expense consists of amortization of the fair value of warrants issued in connection with our financing activities and interest expense associated with capital leases and bridge financing. Interest expense decreased to $36,000 in the three months ended June 30, 2000 from $850,000 in the three months ended June 30, 1999. Interest expense decreased to $89,000 in the six months ended June 30, 2000 from $1.2 million in the six months ended June 30, 1999. The decreases are primarily due to the reduction in warrant expenses from $752,000 to $4,000 for the three months ended June 30, 1999 and 2000, respectively, and from $918,000 to $8,000 for the six months ended June 30, 1999 and 2000, respectively, as well as the conversion of bridge loans to preferred stock in the second quarter of 1999.

INCOME TAXES

    The provision for income taxes increased to $48,000 in the three months ended June 30, 2000 from $10,000 in the three months ended June 30, 1999. The provision for income taxes increased to $76,000 in the six months ended
June 30, 2000 from $18,000 in the six months ended June 30, 1999. The provision for income taxes consists of foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES. Net cash used in operating activities was $12.8 million and $7.9 million in the six months ended June 30, 2000 and 1999, respectively. Net cash used in operating activities in the six months ended June 30, 2000 and 1999 was primarily a result of net operating losses.

    INVESTING ACTIVITIES. Net cash used in investing activities was $10.6 million and $722,000 in the six months ended June 30, 2000 and 1999, respectively. Our recent investing activities have consisted primarily of purchases of short-term investments arising from the funds received from the Company's initial public offering. Other uses of cash in investing activities consisted of purchases of computer hardware, relating to the network infrastructure, and of computer hardware and software, for our increasing employee base. We expect that capital expenditures will increase due to continued expansion of our network infrastructure as well as our increasing employee base.

    FINANCING ACTIVITIES. Net cash provided by financing activities was $204,000 and $23.8 million in the six months ended June 30, 2000 and 1999, respectively. In the six months ended June 30, 2000, the financing activity consisted primarily of the exercise of stock options. In the six months ended June 30, 1999, the financing activity consisted primarily of the issuance of our Series D financing of $25.2 million net of issuance costs and interest expense.

    COMMITMENTS. We lease all of our facilities under operating leases that expire at various dates through 2003. As of June 30, 2000, we had $2.8 million in future operating lease commitments and $1.4 million of capital lease obligations and equipment promissory notes.

    SUMMARY OF LIQUIDITY. We believe that the existing cash, cash equivalents and short-term investments, in addition to funds available under existing credit facilities, will be sufficient to meet our working capital requirements for at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financing or from other sources. There can be no assurance that additional funding will be available at all or that if available such financing will be obtainable on terms favorable to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the SEC released SAB No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 101A and No. 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The SEC has recently indicated that it intends to issue further guidance with respect to adoptions of specific views addressed by SAB No. 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on its results of operations, financial position, or cash flows.

    In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion
No. 25. This Interpretation clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and
(d) the accounting for an exchange of stock compensation awards in a business combination. In general, the Interpretation is effective July 1, 2000. We do not expect the adoption of Interpretation No. 44 to have a material effect on our results of operations, financial position, or cash flows.

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

WE HAVE NOT BEEN PROFITABLE TO DATE, WE MAY NEVER BE PROFITABLE AND WE ANTICIPATE CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

    To date, we have not been profitable. We cannot assure you that we will ever achieve or sustain profitability. We reported operating losses of $22.6 million for 1999, $17.9 million for 1998 and $3.8 million for 1997. As of June 30, 2000, our accumulated deficit was $62.8 million. We expect to incur operating losses for the foreseeable future. In particular, we expect to continue to invest heavily in research and development and sales and marketing, and we expect to face pressure to adopt new pricing arrangements, including volume discounts, that may lower our gross margins. If revenues do not meet levels we anticipate, or if our costs and expenses exceed our expectations, we will continue to sustain losses, and our business and the price of our common stock may be harmed.

IF WE FAIL TO DEVELOP GRIC CSP SOFTWARE PRODUCTS OR WE OR OTHERS FAIL TO DEVISE AN APPROPRIATE PRICING MODEL FOR THESE PRODUCTS, WE ARE UNLIKELY TO ACHIEVE OUR REVENUE GOALS.

    Our future growth and profitability, if any, depend to a great extent on our being able to develop and market future versions of our GRIC CSP software that can be licensed to current and potential customers as separate products. This is a complex, long-term development effort in a rapidly changing and competitive arena. We may not be able to complete the effort successfully or in a timely fashion, particularly given our lack of experience in development projects of this magnitude.

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

    There are low barriers to entry by new or existing businesses seeking to offer services on the Internet. As a result, our business environment is intensely competitive, highly fragmented and rapidly changing. Competition can come from many sources and may be focused on different parts of our business. For example, we compete directly with iPass in the market for Internet roaming and related settlement services, and iPass has a network that competes with the GRIC Alliance. Our competitor, Transnexus, offers a software-based clearinghouse solution that, like our Convergent Services Platform, operates in multiple hardware and software environments. Providers of Internet telephony services, such as iBasis and ITXC, compete with our Internet telephony offerings. Potential competitors to future stand-alone products based on GRIC CSP software may include independent software vendors and vendors of operations support system software, such as Cap Gemini Ernst & Young, EDS and Lucent Technologies. Large telephone companies such as AT&T and MCI Worldcom have the ability and resources to compete in any or all of our markets or future markets if they choose to do so.

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

INTERNET TELEPHONY HAS NOT ACHIEVED, AND MAY NEVER ACHIEVE, WIDESPREAD MARKET ACCEPTANCE.

    Using Internet telephony for voice traffic may never achieve widespread acceptance. The Internet telephony market is relatively new; less than 4% of all voice calls worldwide are currently transmitted over Internet-based networks. We expect both telecommunications companies and telephone users to resist changing to Internet-based telephony unless it offers clear benefits. Historically, the sound quality of Internet telephone calls has been poor. Due to capacity constraints on the Internet over which Internet telephone calls travel, callers sometimes experience transmission delays or transmission errors. If Internet telephone calls do not achieve commercial acceptance at all or as soon as anticipated, our efforts to increase our Internet telephone call business, which is key to our business strategy, could suffer.

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

    Only a small number of customers originate or terminate Internet telephone calls using our Internet telephony services. The loss of any of these customers could have a material adverse effect on our Internet telephony business because it would be difficult to replace that business. Future growth depends in large part on our ability to establish relationships with new customers wishing to originate or terminate Internet telephone calls and to expand the volume of Internet telephone calls originated and terminated by our existing customers.

OUR CUSTOMERS REQUIRE A HIGH DEGREE OF RELIABILITY IN THE DELIVERY OF OUR SERVICES, AND IF WE CANNOT MEET THEIR EXPECTATIONS FOR ANY REASON, DEMAND FOR OUR PRODUCTS AND SERVICES WILL SUFFER.

    Our success depends in large part on our ability to assure generally error-free clearinghouse services, uninterrupted operation of our network and software infrastructure, and a satisfactory experience for our customers' end users when they use Internet-based communications services. To achieve these objectives, we depend on the quality, performance and scalability of our products and services, the responsiveness of our technical support and the capacity, reliability and security of our network operations. We also depend on third parties over which we have no control. For example, our ability to serve approximately 60 countries is based solely on our network access agreement with one service provider and on that service provider's ability to provide reliable Internet access points in those countries. In the past, we have experienced problems due to our inability to detect system malfunctions and due to errors in collecting or processing account usage and settlement data. Due to the high level of performance required for critical communications traffic, any failure to deliver a satisfactory experience to end users, whether or not caused by our own failures, and any failure to provide accurate settlement data in connection with acting as a clearinghouse, could reduce demand for our products and services.

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

BECAUSE MUCH OF OUR BUSINESS IS CONDUCTED INTERNATIONALLY, WE ENCOUNTER SPECIAL PAYMENT AND REGULATORY DIFFICULTIES, WHICH MAY REDUCE OUR PROFITABILITY AND HARM THE PRICE OF OUR COMMON STOCK.

    Because the generation of our revenues is based upon the conduct of business in multiple countries, we are subject to special risks. Those risks include:

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

    Our future success depends, in part, on the continued service of our key executive, management and technical personnel, many of whom we hired only recently, and our ability to attract new skilled employees. From time to time we have experienced difficulty in hiring and retaining highly skilled employees and executives, and we expect to continue to experience this sort of difficulty. Competition for employees and executives in our industry is intense, particularly in the San Francisco Bay area where we are located, and we have experienced significant attrition. Declines in the market price of our common stock could also hurt employee morale and retention. If we are not able to retain our key employees or to attract, assimilate or retain other highly qualified employees in the future, our business could be harmed because our growth might be slowed or executive leadership might be disrupted.

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

OUR EXECUTIVE OFFICERS AND DIRECTORS HOLD A SIGNIFICANT PERCENTAGE OF OUR STOCK AND WILL BE ABLE TO CONTROL MATTERS REQUIRING STOCKHOLDER APPROVAL.

    As of June 30, 2000, our executive officers and directors and their affiliated entities owned approximately 30% of our outstanding common stock. Accordingly, these stockholders, acting together, will have a substantial influence on all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration could also have the effect of delaying or preventing a change in control of our company.

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

OUR STOCK PRICE MAY BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS WHICH COULD LEAD TO SHAREHOLDER LAWSUITS.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

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

    In connection with the offering, we incurred $5.2 million in underwriting discounts and commissions, and $2.0 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were $66.8 million. From the effective date of the registration statement through June 30, 2000, the Company applied $19.0 million of the proceeds towards short term investments, $4.6 million of the proceeds towards capital expenditures and the balance of the proceeds to working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its annual meeting of stockholders on May 16, 2000. Following are descriptions of the matters voted on and the results of such meeting:

                                                       VOTES       VOTES       VOTES      VOTES      BROKER
                                                        FOR       AGAINST    ABSTAINED   WITHHELD   NON-VOTES
                                                     ----------   --------   ---------   --------   ---------
1.  Election of Directors

    Roger L. Peirce................................  12,305,939      --          --       10,890        --

    Dr. Hong Chen..................................  12,305,639      --          --       11,190        --

    Thomas Denys...................................  12,305,639      --          --       11,190        --

    Dr. Yen-Son (Paul) Huang.......................  12,305,939      --          --       10,890        --

    Kheng Nam Lee..................................  11,711,339      --          --      605,490        --

    Lynn Y. Liu....................................  12,305,039      --          --       11,790        --

    Stanley J. Meresman............................  12,303,189      --          --       13,640        --

2.  Proposal to ratify the appointment of Ernst &
    Young LLP as independent auditors of the
    Company for the fiscal year ending December 31,
    2000...........................................  12,311,157   2,142       3,530           --        --

ITEM 5.  OTHER INFORMATION

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    The following exhibits are filed herewith or incorporated by reference herein:

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
        27.1            Financial Data Schedule (EDGAR only).

(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed for the three months ended June 30, 2000.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2000.

                                                      GRIC COMMUNICATIONS, INC.

                                                                    /S/ JOSEPH M. ZAELIT
                                                      ------------------------------------------------
                                                                      Joseph M. Zaelit
                                                             SENIOR VICE PRESIDENT, FINANCE AND
                                                         ADMINISTRATION AND CHIEF FINANCIAL OFFICER
                                                               (PRINCIPAL FINANCIAL OFFICER)

                                                                    /s/ KIM S. SILVERMAN
                                                      ------------------------------------------------
                                                                      Kim S. Silverman
                                                                    CORPORATE CONTROLLER
                                                               (PRINCIPAL ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
        27.1            Financial Data Schedule (EDGAR only).