Form 10-Q
period 2000-09-30
GRIC COMMUNICATIONS INC
filed 2000-11-14
CIK 1059155

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

                               -------------------


   (MARK ONE)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                 OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                                ----------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

    The number of shares of the registrant's common stock outstanding as of October 31, 2000 was 19,573,624 shares.

================================================================================

                            GRIC COMMUNICATIONS, INC.

                                      INDEX

                                                                                                                PAGE NO.
                                                                                                                --------
                        PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements:
           Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999...............      3
           Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
           September 30, 2000 and 1999........................................................................      4
           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2000 and 1999........................................................................      5
           Notes to Condensed Consolidated Financial Statements...............................................      6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..............      8
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................     18

                         PART II. OTHER INFORMATION

Item 1.    Legal Proceedings..................................................................................     19
Item 2.    Changes in Securities and Use of Proceeds..........................................................     19
Item 3.    Defaults Upon Senior Securities....................................................................     19
Item 4.    Submission of Matters to a Vote of Security Holders................................................     19
Item 5.    Other Information..................................................................................     19
Item 6.    Exhibits and Reports on Form 8-K...................................................................     19
SIGNATURE.....................................................................................................     20

                          PART I. FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            GRIC COMMUNICATIONS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                        September 30,         December 31,
                                                                                             2000               1999 (1)
                                                                                       -----------------    -----------------
                                                                                           (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......................................................         $ 26,617         $ 64,655
     Short-term investments..........................................................           24,739           13,030
     Accounts receivable, net of allowances of $1,733 and $701 at
         September 30, 2000 and December 31, 1999, respectively......................            5,970            2,596
     Other current assets............................................................              358              401
                                                                                           -----------      -----------
 Total current assets................................................................           57,684           80,682

Property and equipment, net..........................................................            9,767            4,404
Other assets.........................................................................              286              291
                                                                                           -----------      -----------
Total assets.........................................................................         $ 67,737         $ 85,377
                                                                                           ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable................................................................          $ 8,481          $ 5,302
     Accrued compensation and benefits...............................................            2,327            1,620
     Other current liabilities.......................................................              977              829
     Current portion of long-term debt and capital lease obligations.................              670              626
                                                                                           -----------      -----------
 Total current liabilities...........................................................           12,455            8,377

Long-term debt and capital lease obligations.........................................              658            1,147
Commitments and contingencies
Stockholders' equity:
     Preferred stock, 5,000 shares authorized at September 30, 2000 and
         December 31, 1999, respectively; no shares issued and outstanding...........               --               --
     Common stock, $0.001 par value; 50,000 shares authorized; 19,594 and
         19,162 shares issued and outstanding at September 30, 2000 and
         December 31, 1999, respectively.............................................               20               19
     Additional paid-in capital......................................................          126,738          125,057
     Deferred stock-based compensation...............................................           (1,159)          (1,479)
     Accumulated deficit.............................................................          (70,961)         (47,744)
     Accumulated other comprehensive loss............................................              (14)              --
                                                                                           -----------      -----------
         Total stockholders' equity..................................................           54,624           75,853
                                                                                           -----------      -----------
         Total liabilities and stockholders' equity..................................         $ 67,737         $ 85,377
                                                                                           ===========      ===========

------------------

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

                             See accompanying notes

                            GRIC COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                         Three Months Ended                Nine Months Ended
                                                                           September 30,                     September 30,
                                                                           -------------                     -------------
                                                                        2000           1999               2000         1999 (1)
                                                                    -------------------------         --------------------------
                                                                     (unaudited)    (unaudited)        (unaudited)
Revenues:
     Settlement...................................................    $   8,152     $   2,156          $   19,894     $    4,122
     Software and other...........................................          855           323               1,353          1,315
                                                                    -----------    ----------         -----------    -----------
         Total revenues...........................................        9,007         2,479              21,247          5,437
Costs and expenses:
     Cost of settlement revenues..................................        7,317         1,806              17,790          3,329
     Cost of software and other revenues..........................            7            21                  83             96
     Network and operations.......................................        2,171           864               5,346          2,027
     Research and development ....................................        2,757         2,425               8,023          5,852
     Sales and marketing .........................................        3,321         2,282               9,434          5,844
     General and administrative...................................        2,345         1,410               6,205          3,276
     Other expense reversals......................................           --          (925)                 --           (925)
     Amortization of stock-based compensation (2).................          107           107                 320            193
                                                                    -----------    ----------         -----------    -----------
         Total costs and expenses.................................       18,025         7,990              47,201         19,692
                                                                    -----------    ----------         -----------    -----------
Operating loss....................................................       (9,018)       (5,511)            (25,954)       (14,255)
Interest income and other, net....................................          908           139               2,986            298
Interest expense..................................................          (46)          (51)               (134)        (1,292)
                                                                    -----------    ----------         -----------    -----------
Operating loss before income taxes................................       (8,156)       (5,423)            (23,102)       (15,249)
Provision for income taxes........................................           38            20                 115             38
                                                                    -----------    ----------         -----------    -----------
Net loss..........................................................    $  (8,194)    $  (5,443)         $  (23,217)    $  (15,287)
                                                                    ===========    ==========         ===========    ===========
Basic and diluted net loss per share..............................    $   (0.42)    $   (2.68)         $    (1.20)    $    (7.61)
                                                                    ===========    ==========         ===========    ===========
Shares used to compute basic and diluted net
loss per share....................................................       19,436         2,028              19,275          2,009
                                                                    ===========    ==========         ===========    ===========

-------------------


(1) Amounts for the nine months ended September 30, 1999 were derived from the audited consolidated financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(2) For each of the three months ended September 30, 2000 and 1999, included in amortization of stock-based compensation is $2 for network and operations, $43 for research and development, $17 for sales and marketing and $45 for general and administrative. For the nine months ended September 30, 2000 and 1999, included in amortization of stock-based compensation is $6 and $3 for network and operations, $129 and $71 for research and development, $51 and $28 for sales and marketing and $134 and $91 for general and administrative, respectively.


                             See accompanying notes

                            GRIC COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                          Nine Months Ended
                                                                                                            September 30,
                                                                                                            -------------
                                                                                                         2000          1999 (1)
                                                                                                     -----------------------------
                                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.......................................................................................       $  (23,217)      $  (15,287)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization of property and equipment...............................            2,546            1,182
         Amortization of stock-based compensation..............................................              320              193
         Noncash issuance of stock.............................................................               --              150
         Noncash interest expense..............................................................               --              275
         Noncash warrant expenses - preferred stock............................................               12              922
         Noncash warrant expenses - common stock...............................................               69               81
     Net changes in assets and liabilities:
         Accounts receivable...................................................................           (3,374)            (854)
         Inventories...........................................................................               --               69
         Other current assets..................................................................               43           (1,023)
         Other assets..........................................................................              (76)              --
         Accounts payable......................................................................            3,179              594
         Accrued compensation and benefits.....................................................              707              146
         Other current liabilities.............................................................              148              288
         Other long-term liabilities...........................................................               26                4
                                                                                                     -----------      -----------
              Net cash used in operating activities............................................          (19,617)         (13,260)
                                                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Available-for-sale investments:
         Purchases.............................................................................          (30,150)              --
         Sales.................................................................................           18,427               --
     Capital expenditures......................................................................           (7,909)          (1,739)
                                                                                                     -----------      -----------
              Net cash used in investing activities............................................          (19,632)          (1,739)
                                                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of debt and capital lease obligations.............................................             (471)          (1,680)
     Proceeds from sales of preferred stock....................................................               --           25,174
     Proceeds from sales of common stock, net..................................................            1,682              324
                                                                                                     -----------      -----------
              Net cash provided by financing activities........................................            1,211           23,818
                                                                                                     -----------      -----------

Net (decrease) increase in cash and cash equivalents...........................................          (38,038)           8,819
Cash and cash equivalents at beginning of period...............................................           64,655            1,362
                                                                                                     -----------      -----------
Cash and cash equivalents at end of period.....................................................       $   26,617       $   10,181
                                                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes paid.........................................................................       $        2       $        1
     Interest paid.............................................................................       $      124       $      436

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
     Conversion of 1998 bridge notes principal and interest into Series D preferred stock .....       $       --       $    2,801
     Conversion of 1999 bridge notes interest into Series D preferred stock ...................       $       --       $      175
     Purchase of equipment under capital leases ...............................................       $       --       $      502

-----------------

(1) Amounts for the nine months ended September 30, 1999 were derived from the audited consolidated financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes

                            GRIC COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements, with the exception of (i) the December 31, 1999 consolidated balance sheet, which was derived from the audited consolidated financial statements included in the GRIC Communications, Inc. (the "Company") Form 10-K, and (ii) the consolidated statements of operations and the consolidated statements of cash flows for the nine months ended September 30, 1999, which were derived from the audited consolidated financial statements included in the Company's Form S-1 dated December 14, 1999, have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. The results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for future periods. The following information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1999 and the prospectus on Form S-1 dated December 14, 1999.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NET LOSS PER SHARE

     Net loss per common share for each of the three and nine months ended September 30, 2000 and 1999 was computed by dividing the net loss by the weighted average shares outstanding during the respective periods in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of basic and diluted net loss per share, as their effect is antidilutive.

     Weighted-average options outstanding to purchase approximately 862,000 and
1.3 million shares of common stock for the three months ended September 30, 2000 and 1999, respectively, and 1.8 million and 1.1 million shares of common stock for the nine months ended September 30, 2000 and 1999, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities, Deferral of the effective date of SFAS No. 133, which amends the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and is not anticipated to have an impact on the Company's results of operations or financial condition when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 101A and No. 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In October 2000, the SEC issued further guidance with respect to adoptions of specific views addressed by SAB No. 101. We are currently reviewing the impact of SAB No. 101 and will adopt SAB No. 101 in the fourth quarter of 2000.

                            GRIC COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of Accounting Principles Board ("APB") Opinion No. 25. This Interpretation clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 did not have a material effect on our results of operations, financial position, or cash flows.

3.   COMPREHENSIVE LOSS

     The components of comprehensive loss for the three and nine months ended September 30, 2000 and 1999, respectively, are as follows:

(in thousands)                                                 Three Months Ended                  Nine Months Ended
                                                                  September 30,                      September 30,
                                                                  -------------                      -------------
                                                              2000             1999             2000            1999
                                                              ----             ----             ----            ----
Net loss                                                    $(8,194)         $(5,443)        $(23,217)        $(15,287)
Other comprehensive loss:
     Unrealized loss on available-for-sale
     investments                                                 --               --              (14)              --
                                                            --------         --------        ---------        ---------
                                                            $(8,194)         $(5,443)        $(23,231)        $(15,287)
                                                            ========         ========        =========        =========

     The only component of accumulated other comprehensive loss at September 30, 2000 was unrealized loss on available-for-sale investments.

4.   SEGMENT INFORMATION

     The Company operates solely in one segment, providing a global network for Internet service providers and telecommunications companies.

     The following is a summary of revenue for the periods presented:

(in thousands)                                                  Three Months Ended              Nine Months Ended
                                                                  September 30,                    September 30,
                                                                  -------------                    -------------
                                                               2000             1999           2000             1999
                                                               ----             ----           ----             ----
Revenue by external customers:
     United States                                            $5,624           $1,066        $12,642           $1,802
     Southeast Asia                                            1,083              405          2,775            1,280
     Japan                                                       641              388          1,668              894
     Europe                                                    1,138              254          2,788              534
     China                                                       209              139            600              359
     Rest of world                                               312              227            774              568
                                                              ------           ------        -------           ------
                                                              $9,007           $2,479        $21,247           $5,437
                                                              ======           ======        =======           ======

                            GRIC COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


4.   SEGMENT INFORMATION (CONTINUED)

     The following is a summary of long-lived assets by geographical area for the periods presented:

(in thousands)

                                                                  September 30, 2000                  December 31, 1999
                                                                  ------------------                  -----------------
Long-lived assets:
     United States                                                            $9,533                             $4,223
     Rest of world                                                               234                                181
                                                                              ------                             ------
                                                                              $9,767                             $4,404
                                                                              ======                             ======

     Revenue by external customer is based on the customer's billing location. Long-lived assets are those assets used in each geographic location.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 that involve risks and uncertainties. Forward-looking statements are identified by words such as "believes," "anticipates," "expects," "intends," "will," "may," "could," and other similar expressions. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. In addition, the section labeled "Factors That May Affect Future Results" consists primarily of forward-looking statements. We assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those detailed from time to time in our filings with the Securities and Exchange Commission and those discussed below and elsewhere in this Form 10-Q, particularly in "Factors That May Affect Future Results."

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

     We have incurred substantial losses since our inception as a result of expenses associated with building our GRIC Alliance and related network infrastructure and developing our software products. As of September 30, 2000, we had an accumulated deficit of approximately $71.0 million. We anticipate that our operating expenses will increase in the future as we continue to expand our network and develop our software products. Accordingly, we expect to incur additional losses for the foreseeable future, and we cannot assure you that we will achieve or sustain profitability. See "Factors That May Affect Future Results."

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

     Total revenues increased 263% to $9.0 million in the three months ended September 30, 2000 from $2.5 million in the three months ended
September 30, 1999. Total revenues increased 291% to $21.2 million in the nine months ended September 30, 2000 from $5.4 million in the nine months ended September 30, 1999. The primary reason for the growth was increased settlement revenues.

     SETTLEMENT REVENUES. Settlement revenues increased to $8.2 million in the three months ended September 30, 2000 from $2.2 million in the three months ended September 30, 1999, representing an increase of 278%. Settlement revenues increased to $19.9 million in the nine months ended September 30, 2000 from $4.1 million in the nine months ended September 30, 1999, representing an increase of 383%. The increases reflect higher volumes of both Internet telephony and Internet roaming transactions. We expect settlement revenues from Internet telephony in the future to increase at a faster rate than revenues from Internet roaming.

     SOFTWARE AND OTHER REVENUES. Software, hardware, and maintenance and services revenues increased to $855,000 in the three months ended
September 30, 2000 from $323,000 in the three months ended September 30, 1999, representing an increase of 165%. The increase was primarily due to the sale of a license to use certain components of our Internet roaming clearinghouse software. Software, hardware, and maintenance and services revenues increased to $1.4 million in the nine months ended September 30, 2000 from $1.3 million in the nine months ended September 30, 1999, representing an increase of 3%. The increase was primarily due to the sale of a license to use certain components of our Internet roaming clearinghouse software, offset by lower sales of our prepaid Internet telephony software and discontinued sales of hardware.

COSTS AND EXPENSES

     COST OF SETTLEMENT REVENUES. Cost of settlement revenues represents the amounts we pay to access the Internet for Internet roaming services for our customers, and to terminate Internet telephony services for our customers. Cost of settlement revenues increased to $7.3 million in the three months ended September 30, 2000 from $1.8 million in the three months ended
September 30, 1999, representing an increase of 305%. Cost of settlement revenues increased to $17.8 million in the nine months ended
September 30, 2000 from $3.3 million in the nine months ended
September 30, 1999, representing an increase of 434%. The increases were due to higher sales volumes of our Internet telephony services as well as the higher proportion of our total services revenue mix that these volumes represented.

     COST OF SOFTWARE AND OTHER REVENUES. Cost of software, hardware and maintenance and services revenues represents the cost of Internet telephony equipment, software and professional services. Cost of software, hardware and maintenance and services revenues decreased to $7,000 in the three months ended September 30, 2000 from $21,000 in the three months ended September 30, 1999, representing a decrease of 67%. The decrease was primarily attributed to lower costs in delivering professional services. Cost of software, hardware, and maintenance and services revenues decreased to $83,000 in the nine months ended September 30, 2000 from $96,000 in the nine months ended September 30, 1999, representing a decrease of 14%. The decrease was primarily due to the discontinued sales of hardware, partially offset by the increase in costs in delivering professional services.

     NETWORK AND OPERATIONS. Network and operations expenses include salaries, benefits, allocated facility and management information systems costs, costs of co-location of network equipment and leased telecommunication lines, and depreciation on network equipment. Network and operations expenses increased to $2.2 million in the three months ended

September 30, 2000 from $864,000 in the three months ended September 30, 1999, representing an increase of 151%. Network and operations expenses increased to $5.3 million in the nine months ended September 30, 2000 from $2.0 million in the nine months ended September 30, 1999, representing an increase of 164%. The increases were due to higher levels of business activity and higher costs associated with the expansion of our customer support and network operation centers to a 24 hours-a-day, seven days-a-week basis. We expect that network and operations expenses will continue to increase in absolute dollars as we expand our network infrastructure to meet anticipated increases in transaction processing volume.

     RESEARCH AND DEVELOPMENT. Research and development expenses include salaries, benefits and recruiting costs of employees and outside consultants, as well as quality assurance, allocated facility and depreciation costs. Research and development expenses increased to $2.8 million in the three months ended September 30, 2000 from $2.4 million in the three months ended
September 30, 1999, representing an increase of 14%. Research and development expenses increased to $8.0 million in the nine months ended
September 30, 2000 from $5.9 million in the nine months ended
September 30, 1999, representing an increase of 37%. The increases were primarily due to the continuing development of future versions of our GRIC Convergent Services Platform software, also known as GRIC CSP. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to achieving our strategic objectives. We expect the dollar amount of research and development expenses to increase in the future.

     SALES AND MARKETING. Sales and marketing expenses include salaries, benefits and commissions earned by sales and marketing personnel, allocated facility, management information systems and depreciation costs, costs for marketing and promotional programs, and costs associated with our domestic and international sales offices. Sales and marketing expenses increased to $3.3 million in the three months ended September 30, 2000 from $2.3 million in the three months ended September 30, 1999, representing an increase of 46%. Sales and marketing expenses increased to $9.4 million in the nine months ended September 30, 2000 from $5.8 million in the nine months ended September 30, 1999, representing an increase of 61%. The increases reflect the hiring of additional personnel to expand our geographic coverage and to support the growth of both our Internet telephony and Internet roaming transactions. We expect the dollar amount of sales and marketing expenses to increase in the future as we seek to expand our customer base and increase brand awareness.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of general corporate and facility costs as well as salary, benefits and related costs for executive, finance, legal, administrative, human resources, investor relations and management information systems functions, as well as provisions for uncollectible receivables. General and administrative expenses increased to $2.3 million in the three months ended September 30, 2000 from $1.4 million in the three months ended September 30, 1999, representing an increase of 66%. General and administrative expenses increased to $6.2 million in the nine months ended September 30, 2000 from $3.3 million in the nine months ended September 30, 1999, representing an increase of 89%. The increases reflect the hiring of additional personnel, including key executives, and consultants to provide the infrastructure to support future growth, as well as increases in the provision for uncollectible receivables. We expect that general and administrative expenses will continue to increase in absolute dollars in the future as a result of the continued expansion of our administrative staff and the expenses associated with being a public company, including annual and other public reporting costs, directors' and officers' liability insurance premiums, investor relations programs and professional services fees.

     OTHER EXPENSE REVERSALS. Other expense reversals in the third quarter 1999 of $925,000 reflects a reduction of a previously expensed commitment to purchase software, as a result of the completion of a settlement agreement with the software vendor. The previous expense was recorded in the fourth quarter of 1998 when we determined that the software product was not salable and expensed
$1.5 million.

     AMORTIZATION OF STOCK-BASED COMPENSATION. Some stock options previously granted through December 14, 1999 are considered compensatory because the estimated fair value for accounting purposes was greater than the stock option exercise price as determined by the board of directors on the date of grant. As a result, we have recorded expenses of $107,000 in the three months ended September 30, 2000 and $320,000 in the nine months ended September 30, 2000 relating to the amortization of deferred compensation expense. We had an aggregate of $1.2 million of deferred compensation remaining to be amortized at September 30, 2000. Deferred compensation is amortized on a straight-line basis over the vesting period of the options. We expect amortization of approximately $427,000 in each of fiscal 2000, 2001, and 2002, and $198,000 in fiscal 2003.

INTEREST INCOME AND OTHER, NET

     Interest income and other, net, primarily represents interest income on cash balances. Interest income and other, net, increased to $908,000 in the three months ended September 30, 2000 from $139,000 in the three months ended September 30, 1999. Interest income and other, net, increased to $3.0 million in the nine months ended September 30, 2000 from $298,000 in the nine months ended September 30, 1999. The increases were due to higher average cash balances during the quarter resulting from the Company's initial public offering in December 1999.

INTEREST EXPENSE

     Interest expense consists of amortization of the fair value of warrants issued in connection with our financing activities and interest expense associated with capital leases and bridge financing. Interest expense decreased to $46,000 in the three months ended September 30, 2000 from $51,000 in the three months ended September 30, 1999. Interest expense decreased to $134,000 in the nine months ended September 30, 2000 from $1.3 million in the nine months ended September 30, 1999. The decrease was primarily due to the reduction in warrant expense from $922,000 to $12,000, as well as the conversion of bridge loans to preferred stock in the second quarter of 1999.

INCOME TAXES

     The provision for income taxes increased to $38,000 in the three months ended September 30, 2000 from $20,000 in the three months ended
September 30, 1999. The provision for income taxes increased to $115,000 in the nine months ended September 30, 2000 from $38,000 in the nine months ended September 30, 1999. The provision for income taxes consists of foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES. Net cash used in operating activities was $19.6 million and $13.3 million in the nine months ended September 30, 2000 and 1999, respectively. Net cash used in operating activities in the nine months ended September 30, 2000 and 1999 was primarily a result of net operating losses.

     INVESTING ACTIVITIES. Net cash used in investing activities was $19.6 million and $1.7 million in the nine months ended September 30, 2000 and 1999, respectively. Our recent investing activities have consisted primarily of purchases of short-term investments arising from the funds received from the Company's initial public offering. Other uses of cash in investing activities consisted of purchases of computer hardware, relating to the network infrastructure, and of computer hardware and software, for our increasing employee base. We expect that capital expenditures will increase due to continued expansion of our network infrastructure as well as our increasing employee base.

     FINANCING ACTIVITIES. Net cash provided by financing activities was $1.2 million and $23.8 million in the nine months ended September 30, 2000 and 1999, respectively. In the nine months ended September 30, 2000, the financing activity consisted primarily of the exercise of stock options. In the nine months ended September 30, 1999, the financing activity consisted primarily of the issuance of our Series D preferred stock, raising
$25.2 million net of issuance costs and interest expense.

    COMMITMENTS. We lease all of our facilities under operating leases that expire at various dates through 2003. As of September 30, 2000, we had $2.5 million in future operating lease commitments and $1.3 million of capital lease obligations and equipment promissory notes.

     SUMMARY OF LIQUIDITY. We believe that the existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital requirements for at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financing or from other sources. There can be no assurance that additional funding will be available at all or that if available such financing will be obtainable on terms favorable to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities, Deferral of the effective date of SFAS No. 133, which amends the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and is not anticipated to have an impact on the Company's results of operations or financial condition when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

     In December 1999, the SEC released SAB No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 101A and No. 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In October 2000, the SEC issued further guidance with respect to adoptions of specific views addressed by SAB No. 101. We are currently reviewing the impact of SAB No. 101 and will adopt SAB No. 101 in the fourth quarter of 2000.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. This Interpretation clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 did not have a material effect on our results of operations, financial position, or cash flows.

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

WE HAVE NOT BEEN PROFITABLE TO DATE, AND WE ANTICIPATE CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

     To date, we have not been profitable. When we will achieve profitability and whether we can sustain it is uncertain. We expect to incur operating losses for the foreseeable future. In particular, we expect to continue to invest heavily in research and development and sales and marketing, and we expect to face pressure to adopt new pricing arrangements, including volume discounts, that may lower our gross margins. If revenues do not meet levels we anticipate, or if our costs and expenses exceed our expectations, we will continue to sustain losses, and our business and the price of our common stock may be harmed.

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

     There are low barriers to entry by new or existing businesses seeking to offer services on the Internet. As a result, our business environment is intensely competitive, highly fragmented and rapidly changing. Competition can come from many sources and may be focused on different parts of our business. For example, we compete directly with iPass in the market for Internet roaming and related settlement services, and iPass has a network that competes with our global network of our customers we call the GRIC Alliance. Our competitor, Transnexus, offers a software-based clearinghouse solution that, like our Convergent Services Platform, operates in multiple hardware and software environments. Providers of Internet telephony services, such as iBasis and ITXC, compete with our Internet telephony offerings. Potential competitors to future stand-alone products based on GRIC CSP software may include independent software vendors and vendors of operations support system software, such as Cap Gemini Ernst & Young, EDS and Lucent Technologies. Large telephone companies such as AT&T and MCI Worldcom have the ability and resources to compete in any or all of our markets or future markets if they choose to do so.

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

INTERNET TELEPHONY HAS NOT ACHIEVED, AND MAY NEVER ACHIEVE, WIDESPREAD MARKET ACCEPTANCE.

     Using Internet telephony for voice traffic may never achieve widespread acceptance. The Internet telephony market is relatively new; according to a recent Probe Research Report, less than 1% of all voice minutes worldwide are currently transmitted over Internet-based networks. We expect both telecommunications companies and telephone users to resist changing to Internet-based telephony unless it offers clear benefits. Historically, the sound quality of Internet telephone calls has not been toll quality. Due to capacity constraints on the Internet over which Internet telephone calls travel, callers sometimes experience transmission delays or transmission errors. If Internet telephone calls do not achieve commercial acceptance at all or as soon as anticipated, our efforts to increase our Internet telephone call business, which is key to our business strategy, could suffer.

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

AS A CLEARINGHOUSE, WE HAVE GREATER COLLECTION RISKS THAN MANY OTHER COMPANIES.

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

OUR EXECUTIVE OFFICERS AND DIRECTORS HOLD A SIGNIFICANT PERCENTAGE OF OUR STOCK AND WILL BE ABLE TO CONTROL MATTERS REQUIRING STOCKHOLDER APPROVAL.

     As of September 30, 2000, our executive officers and directors and their affiliated entities owned approximately 30% of our outstanding common stock. Accordingly, these stockholders, acting together, will have a substantial influence on all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration could also have the effect of delaying or preventing a change in control of our company.

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

SECURITY CONCERNS MAY DETER THE USE OF THE INTERNET FOR INTERNET-BASED COMMUNICATIONS WHICH WOULD REDUCE DEMAND FOR OUR PRODUCTS AND SERVICES.

     The secure transmission of confidential information over public networks is a significant barrier to widespread adoption of electronic commerce and internet-based communications. The Internet is a public network and information is sent over this network from many sources. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in compromised security on our network or the networks of others. If any well-publicized compromises of confidential information were to occur, it could reduce demand for Internet-based communications and our products and services.

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

     In connection with the offering, we incurred $5.2 million in underwriting discounts and commissions, and $2.0 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were $66.8 million. From the effective date of the registration statement through September 30, 2000, the Company applied $24.7 million of the proceeds towards short-term investments, $7.9 million of the proceeds towards capital expenditures and the balance of the proceeds to working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

     The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
      10.25         Offer letter dated July 27, 2000 by the Registrant to
                    Stanley Hayami.
      10.26         Offer letter dated September 21, 2000 by the Registrant to
                    Bharat Dave.
      27.1          Financial Data Schedule (EDGAR only).

(b)   REPORTS ON FORM 8-K

     No reports on Form 8-K were filed for the three months ended
September 30, 2000.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2000.


                                        GRIC COMMUNICATIONS, INC.


                                                                 /s/ JOSEPH M. ZAELIT
                                         ------------------------------------------------------------------
                                                                   Joseph M. Zaelit
                                                 Senior Vice President, Finance and Administration and
                                                               Chief Financial Officer
                                                             (Principal Financial Officer)



                                                                 /s/ KIM S. SILVERMAN
                                         ------------------------------------------------------------------
                                                                   Kim S. Silverman
                                                                 Corporate Controller
                                                            (Principal Accounting Officer)