Form 10-K
period 2000-12-31
GRIC COMMUNICATIONS INC
filed 2001-03-30
CIK 1059155

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
Commission file number: 000-27871

GRIC COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0368092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1421 McCarthy Blvd., Milpitas, California 95035
(Address of Principal Executive Offices, including ZIP Code)

(408) 955-1920
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $0.001 par value
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of February 28, 2001, 19,799,787 shares of Common Stock of Registrant were outstanding. The aggregate market value of the shares held by non-affiliates of the Registrant (based upon the closing price of the Registrant's Common Stock on February 28, 2001 of $1.9375 per share) was approximately $38.4 million.

DOCUMENTS INCORPORATED BY REFERENCE

    PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED PURSUANT TO REGULATION 14A PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES EXCHANGE ACT OF 1934, WHICH IS ANTICIPATED TO BE FILED WITHIN 120 DAYS AFTER THE END OF THE REGISTRANT'S FISCAL YEAR ENDED DECEMBER 31, 2000, ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

GRIC COMMUNICATIONS, INC.
2000 Form 10-K Annual Report
Table of Contents

PART I

ITEM 1. BUSINESS

    This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. For example, we make statements of our expectations about our market, operations and product development. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this report entitled "Factors That May Affect Future Results," that could cause actual results to differ from those discussed in the forward-looking statements. Forward-looking statements in this report are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that could occur after the filing of this report. You are urged to review carefully our various disclosures, in this report and in other reports filed with the Securities Exchange Commission, that attempt to advise you of the risks and factors that may affect our business.

Overview

    From our inception until 1997 we were both an Internet service provider in Northern California and an independent software developer for the Internet service provider community. In 1997, we sold our local Internet service provider business. We first recognized settlement clearinghouse revenues in 1997, and since 1998 we have derived our revenues primarily from settlement clearinghouse services. From late 1998 until January 2001, we provided Internet telephony services characterized by high revenues with low margins, but we no longer do so as a result of our January 2001 decision to focus on globally providing Internet-based mobile office communications services.

    In 2000, our Internet telephony services represented a substantial component of our revenues. In January 2001, we undertook a strategic restructuring in order to accelerate our time to profitability while operating within the constraints of our current financial resources. We decided to cease providing Internet telephony services, based in part on an analysis of the operating expenses required to support these services, and our experience that gross margins were below what we expected, and our expectation that continued Internet telephony operations would require additional cash infusions to the business. Under the terms of our restructuring plan, we ceased providing Internet telephony services during January 2001.

    Following this restructuring, we provide services and software that enable our customers to offer Internet-based mobile office communications services to their end users worldwide. Our customers include telecommunications companies, Internet service providers, corporate enterprises and newly-emerging communications service providers. We provide our services and software through a global network of customers that we call the GRIC Alliance. We created this alliance by forming contractual relationships with our customers that allow them to share their communications networks. As a result, our customers benefit from a heterogenous and synergistic network. We manage this shared network of customers and provide settlement services as a clearinghouse. As a clearinghouse, we have established common technical, service and payment standards to settle charges that our customers incur when their end users access the network facilities of other GRIC Alliance members in order to initiate Internet-based communications, such as Internet roaming. Internet roaming is a method by which end users access the Internet using the network facilities of a provider other than the Internet service provider with which they have established an access account. Using our software and services, customers are able to manage and settle Internet roaming transactions, identify and authorize end users to conduct those transactions, and determine preferred routing for Internet-based communications. It is our intention to continue evolving our service offering to introduce new Internet-based mobile office communications services that may be adopted, deployed and managed on a global scale across the multiple networks that constitute the GRIC Alliance.

    As of mid-March 2001, the GRIC Alliance included the communications networks of over 300 GRIC Alliance members in 150 countries, and more than 12,000 Internet access dialing locations. By joining the GRIC Alliance, members allow their end users to access a global network consisting of the local, regional and international networks of the GRIC Alliance members. Current members of the GRIC Alliance include America Online, Chunghwa Telecom, Fiberlink, Fujitsu Nifty, MindSpring, NEC Biglobe, Net Vision, Singapore Telecommunications, Sony Communication Network Corporation and Telstra's On Australia subsidiary.

Industry Background

    Growth of the Demand for Internet-Based Mobile Office Communications

    Improvements in technology, global deregulation of the communications industry and the convergence of the Internet-based and traditional communications markets have combined to create opportunities for providers of Internet-based services, including the opportunity to address the large and growing Internet-based mobile office communications market. Internet access is a core business tool for most corporations, particularly those engaged in international commerce.

    Internet roaming enables end users to access the Internet by using the network facilities and services of a provider other than their "home provider" or provider with whom they have an Internet access account. This demand for Internet roaming services is expected to increase as a result of a number of factors, including the growth of Internet users and telecommuters worldwide, the increased international mobility of the global workforce and the increasing importance of data communications in the business world. According to a 2000 report from Frost & Sullivan, the global Internet roaming services market experienced 435 million minutes of traffic in 1999 and is expected to grow to 93 billion minutes by 2006.

    Finally, we believe demand for all Internet-based services, including Internet roaming, will increase as a result of deregulation in global telecommunications markets, which has compelled communications service providers to offer additional services to differentiate themselves from their competitors and to generate revenues.

    Challenges Associated with Providing Internet-Based Mobile Office Communications Services

    Providing Internet-based mobile office communications services is a complex business.

    Access to global Internet-based network.  Internet access points around the world are necessary for the global delivery of Internet-based communications services. The capital and lead time required for any one service provider to establish such a global network can be significant. Legal and regulatory impediments can create further barriers. Therefore, many individual providers must partner and share networks with multiple providers in order to enable a broad range of Internet-based services on a global basis.

    Numerous global relationships.  As more service providers attempt to provide global services, the number and complexity of relationships among such providers will likely increase. Establishing the necessary contracts, service and payment standards, cross-marketing rights and access rights can be a costly and time-consuming process. Few companies have the capital resources required to create their own homogenous global network.

    Internet communications infrastructure.  In order to provide Internet-based mobile office communications services globally, service providers and enterprises require access to an Internet communications infrastructure that includes the following functions:

  •
  Configuration—assigning a user name and password to establish a person's account;

  •
  Provisioning—designating one or more Internet-based services that a person is authorized to use once an account is established;

  •
  Authentication—determining whether a person is authorized to use a particular service and then connecting that person to the appropriate authorized service;

  •
  Route origination and termination—determining, based on applicable cost and quality of service parameters, the appropriate network routing of an Internet connection, including the point from which it is initiated and the point at which it is received;

  •
  Tracking—monitoring usage and service quality and collecting the corresponding accounting data necessary to bill customers; and

  •
  Settlement clearinghouse services—billing and collecting amounts owed by service providers whose end users access other providers' facilities. Settlement becomes more complex as the number of parties involved increases, because all parties must agree on common rules for settlement and payment. A settlement clearinghouse establishes these common rules and provides settlement services.

The GRIC Solution

    GRIC's Internet-based communications solution consists of a managed global network, our proprietary GRICtraveler server software and customizable GRICdial client software, our settlement services and the GRIC Alliance. Our combination of software, network infrastructure and business relationships allows our customers to provide their end users global Internet-based mobile office communications services such as global Internet roaming. As a settlement clearinghouse managing a global alliance, we establish critical business relationships and processes and implement common technical, service and payment standards needed to enable our customers to provide services through a shared global network.

    We enhance our customers' service offerings and end user relationships in several ways:

  •
  Enable bundling of multiple Internet-based services. We enable new Internet-based communications services, either alone or in bundled offerings. For example, customers may offer our global Internet roaming services together with third party virtual private networking applications. We believe the ability to bundle services will allow our customers to cross-sell other Internet-based services to end users and reduce end user turnover.

  •
  Provide a global network to expand geographic reach. Through the GRIC Alliance, we provide our customers with global presence, for the benefit of their end users. By accessing an existing network, our customers avoid the cost and time required to negotiate, build and maintain their own network of relationships.

  •
  Lower costs. Our customers can compete by expanding their end user service offerings without incurring the capital investments and other costs necessary to build and deploy their own global Internet-based communications network.

  •
  Facilitate communication among many networks. We have designed our software and structured our business to allow our customers, which are members of the GRIC Alliance, to share their network facilities. Our technical, service and payment standards facilitate network sharing by enhancing business and technical interoperability.

  •
  Offer redundant points of presence. By offering multiple Internet connection alternatives in most locations we provide customers the ability to connect regardless of most single points of network failure.

    We administer and monitor the GRIC Alliance network and provide transaction management and settlement services to our customers, which we believe benefits our customers in the following ways:

  •
  Provide functionality necessary to manage a global network. We provide configuration, authentication, route origination and termination, tracking, and settlement services, which are essential to integrate the dispersed networks of the GRIC Alliance members into a global interconnected network which we manage.

  •
  Support efficient billing and transaction management. By tracking usage data through the networks in the GRIC Alliance, we provide the information necessary for our members to bill their end users with the convenience of a single bill.

Strategy

    Our goal is to become the preferred global provider of Internet-based mobile office communications services—anywhere, any time, using any communications device. To achieve this goal, we intend to:

  •
  Continue to add GRIC Alliance members who provide high quality access and extend global coverage. We believe that the benefits of the GRIC Alliance increase as the number and quality of GRIC Alliance members increase. Accordingly, we will continue to focus our efforts on identifying new GRIC Alliance members with attributes that enhance the GRIC Alliance, such as network facilities in locations where additional Internet points of presence are of strategic value, a diverse array of Internet-based service offerings, state-of-the-art technical support capabilities and large subscriber bases with a high percentage of roaming subscribers.

  •
  Enhance our technology leadership and evolve to accommodate alternative access technologies. We intend to continue to enhance our technology leadership by enhancing our existing Internet-based communications service offerings and introducing new Internet-based services that are accessible using a wide variety of communications devices. We plan to offer increased functionality such as fault tolerance, remote network management and improved scalability, and we intend to develop the capability to provide settlement services for Internet-based communications that use new access technologies such as broadband and wireless.

  •
  Maintain operational excellence and a high quality of service on a 24x7 basis. To attract and retain corporate enterprises and global service providers we need to provide a high quality of service and operational excellence. We intend to utilize the our network management facility and implement service level agreements with customers, both as roamers and as roaming access providers, to address areas such as server availability, point of presence availability, maintenance notification, modem standards and network configurations.

  •
  Leverage strategic relationships and indirect channels. We intend to expand our sales channels through joint marketing and reseller arrangements. For example, we intend to bundle our products and services with the offerings of virtual private networking software vendors in order to offer secure global remote access solutions for corporate enterprises. We also intend to work with system integrators, who could integrate our products and services into a complete Internet communications solution, and act as an indirect sales channel to deliver settlement services to enterprises desiring Internet-based mobile office communications.

    As a result of our January 2001 restructuring and ceasing to provide Internet telephony services, we have changed our strategic focus to emphasize the Internet-based mobile office communications services market. Our strategy remains unproven and subject to many risks.

Products and Services

    Overview

    Our products and services enable our customers to offer Internet-based mobile office communications services, such as global Internet roaming, to their customers and employees worldwide. We provide a managed global network, our proprietary GRICtraveler server software and customizable GRICdial client software, our settlement services and the GRIC Alliance. During 2000, we also provided Internet telephony services. As of January 2001, we have ceased providing such services.

    Global Internet Roaming

    The combination of GRICtraveler and GRICdial software and our settlement services allows our customers to provide their end users with low cost access to the Internet throughout the world by dialing local numbers, eliminating the need for costly international calls to home Internet service providers.

    GRICtraveler.  Our proprietary GRICtraveler server software normally resides on our customer's server and enables the customer to provide global Internet roaming to end users who have installed GRICdial software. We can also host the GRICtraveler software at our facilities, enabling a customer to offer global Internet roaming to its end users as a virtual service provider. GRICtraveler authenticates end users' access to the networks included in the GRIC Alliance, enables access to services offered by other GRIC Alliance members and sends a record of the transaction to our central clearinghouse server for settlement. Settlement records may be reviewed by our customers at any time using our Web site.

    GRICdial.  End users with our proprietary GRICdial client software installed on their computers are able to use the global roaming service to access the Internet through the networks included in the GRIC Alliance. GRICdial can be customized for branding purposes, which benefits our customers by allowing them to create special or premium-rate access services. Three steps are needed to access the Internet using our roaming product:

  •
  Launch GRICdial, which automatically updates an electronic phone book of available Internet access points;

  •
  Choose an Internet access point by entering the country and city and selecting among phone numbers listed by GRICdial or automatically using a bookmarked number; and

  •
  Connect and be authenticated using name and password information previously stored in GRICdial.

    Secure corporate remote access provides business travelers with an integrated solution for secure remote access to his or her corporate network through a public Internet connection. Our customers can offer this service using a combination of our GRICtraveler and GRICdial software and third-party virtual private networking software. GRICdial is compatible with a variety of industry-leading, third-party virtual private networking software applications.

    Settlement Clearinghouse Services

    We act as a clearinghouse by providing settlement services to customers whose end users initiate Internet roaming services. For each global Internet roaming transaction, we track usage, collect the amount that a roamer's "home" service provider owes, pay the appropriate amount to the service provider enabling local access, and provide underlying usage data to our customer to enable billing of its end user.

Our Internet-Based Communications Infrastructure

    Our Internet-based communications infrastructure consists of a distributed software architecture, a worldwide network, our network management facility and the GRIC Alliance. With this infrastructure, we provide settlement services and enable customers to offer Internet-based mobile office communications services. In connection with our January 2001 restructuring, we ceased operating a separate Internet telephony service network to focus on our core Internet roaming services.

    We use our distributed software architecture to manage and operate the networks included in the GRIC Alliance and provide settlement services. The distributed software enables the following capabilities:

  •
  Authentication—Determining whether a user is permitted to use a particular service, based upon that user's name and password.

  •
  Tracking—Monitoring each end user's individual service transaction and service quality, collecting the corresponding accounting data necessary to bill customers and forwarding it to our central settlement server.

  •
  Settlement clearinghouse—Providing the functionality that we need to settle charges through our central settlement server.

  •
  Configuration—Performing functions such as defining subscribers and their account information and defining the use, configuration and provisioning of global Internet roaming services.

    The primary components of our physical network include:

  •
  our central clearinghouse, phone-book and network management servers in Milpitas, California; and

  •
  our regionally distributed servers and Internet routing equipment in California, Singapore and Germany.

    To ensure the quality of our network, we use our network management facility to monitor the performance of each Internet access point. A suite of tools that enables real-time monitoring of network-related issues, the network management facility enables network event monitoring and management of configurations, problems, performance, security and reporting. This information enables us to identify the highest quality Internet access points, update routes and remove poor quality Internet access points from the electronic phone book contained in GRICdial and from the network. It also permits generation of customized trending and quality of service reports for customers.

Customers

    Our typical customers are service providers that provide and manage Internet-based mobile office communications services. During 2000, prior to our recent restructuring, our customers also included approximately 60 providers of wholesale Internet telephony services, several of which did not provide such Internet-based mobile office communications services. As of mid-March 2001, the GRIC Alliance included the communications networks of over 300 GRIC Alliance members in 150 countries and more than 12,000 Internet access dialing locations. GRIC Alliance members that connect their networks to the GRIC Alliance enable their end users to access the networks of other members. Current members of the GRIC Alliance include America Online, Chunghwa Telecom, Fiberlink, Fujitsu Nifty, MindSpring, NEC Biglobe, Net Vision, Singapore Telecommunications, Sony Communication Network Corporation and Telstra's On Australia subsidiary. One former Internet telephony customer, Facilicom, accounted for approximately 16% of our revenues during calendar year 2000. This customer is no longer a member of the GRIC Alliance due to our January 2001 decision to cease our Internet telephony service.

Sales, Marketing and Customer Service and Support

    Sales

    Our sales strategy is to pursue targeted accounts both directly through our internal sales force and indirectly through our strategic partners. To date, we have targeted our sales efforts at medium and large Internet service providers, Internet divisions of traditional telecommunications providers and other providers of Internet-based services interested in using or reselling Internet-based mobile office communications services.

    We currently maintain domestic direct sales personnel in California, Massachusetts, Texas, Virginia and Washington D.C. and an international direct sales force in Australia, China, France, Germany, Japan, Jordan, Malaysia, Singapore and the United Kingdom. The direct sales force is organized into individual regional account teams, which include sales representatives, sales engineers and account managers. As of December 31, 2000, our direct sales force comprised 44 individuals. As of mid-March 2001, our direct sales force comprised 32 individuals. We intend to increase the size of our direct sales force from its current level and establish additional sales offices domestically and internationally.

    We complement our direct sales force with value-added resellers, systems integrators and software developers, particularly those offering virtual private networking solutions. These parties provide a global extension of our direct sales force and serve as a source of leads and referrals.

    We also maintain an extensive Web site which, among other things, provides information to prospective customers and affiliates concerning the technical and other requirements for becoming a member of the GRIC Alliance.

    Marketing

    Our marketing programs are targeted at providers of Internet-based services and are currently focused on creating awareness of, and generating interest in our products and services. We engage in a variety of marketing activities, including:

  •
  conducting direct mailings and ongoing public relations campaigns;

  •
  conducting seminars;

  •
  creating and placing advertisements;

  •
  managing and maintaining our Web site;

  •
  establishing and maintaining close relationships with recognized industry analysts;

  •
  participating in technology-related conferences and demonstrating our products at trade shows targeted at providers of Internet-based services; and

  •
  focusing on a range of joint marketing strategies and programs with our partners in order to leverage their existing strategic relationships and resources.

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

Research and Development

    Our research and development efforts are focused on improving the functionality and performance of our existing Internet-based mobile office communications products. We obtain extensive product development input from our customers and monitor our customers' needs and changes in the marketplace. We are currently determining the feasibility of providing remote Internet access through broadband and wireless delivery technologies and continue to certify the interoperability of our products with those of other vendors, particularly virtual private networking companies. In addition, we are developing improved network management capabilities and enhanced end user features.

    We believe our success will depend, in part, on our ability to develop and introduce new products and enhancements to our existing products. In the past we have made, and intend to continue to make, significant investments in research and development. Our research and development expenditures were approximately $10.9 million in 2000, $8.1 million in 1999 and $5.1 million in 1998. If we are unable to develop new products or enhancements to existing products on a timely basis, or if the new products or enhancements fail to achieve market acceptance, our business, prospects and results of operations will suffer.

    In December 2000 we established a software development center in Bangalore, India. We intend to utilize this development center to supplement our current product software engineering efforts in the United States.

Competition

    We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing, primarily on the basis of the following factors:

  •
  breadth of geographic presence;

  •
  availability and breadth of Internet-based communications services;

  •
  ease of integration;

  •
  reliability;

  •
  ability to offer turnkey solutions;

  •
  network quality and capacity;

  •
  price;

  •
  customer service;

  •
  performance;

  •
  flexibility; and

  •
  scalability.

    There are low barriers to entry to new or existing businesses seeking to offer services on the Internet. As a result, our business environment is intensely competitive, highly fragmented and rapidly changing. Competition can come from many sources and may be focused on different segments of our business. In the market for Internet roaming and related settlement services, we compete with iPass, which has formed a competing alliance. AT&T and other large communications service provider companies, such as UUNET, compete, or have the ability and resources to compete, in our principal market, including by offering clearinghouse and roaming services.

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

Government Regulation

    We are not currently subject to federal or state regulations imposed on telecommunications service providers, and we do not believe that we are subject to local regulation or laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally.

    United States.  We believe that, under United States law, the Internet-related services that we provide constitute information services or other non-telecommunications services, and do not constitute regulated telecommunications services. Therefore our services are not currently subject to regulation by the Federal Communications Commission, and, by operation of federal preemption law, are also exempt from regulation by state agencies charged with regulating telecommunications carriers. We do not know whether or the extent to which our Internet-related services may be subject to regulation by the Federal Communications Commission or state telecommunications authorities in the future. Congress has adopted legislation addressing certain other aspects of the Internet, including intellectual property protection and child privacy protection. In addition, Congress and other federal entities are considering other legislative and regulatory proposals concerning the Internet and Internet-related services. Congress is, for example, currently considering legislation on a wide range of issues including Internet spamming, privacy, taxes, Internet fraud, privacy, security and broadband deployment in rural areas. Various states have adopted and are considering Internet-related legislation. Increased U.S. restriction of the Internet or Internet-related services may slow our growth, particularly if other governments follow suit, which may negatively impact the cost of doing business over the Internet and materially adversely affect our business, prospects, results of operations and financial condition.

    International.  Foreign regulatory frameworks affecting the Internet vary from country to country. However, as is the case in the U.S., most countries currently do not impose telecommunications licensing or other regulatory requirements on the information and other non-telecommunications services that we provide. Increased regulation of the Internet and Internet-related services, or the imposition of other restrictions, could materially adversely affect our business, prospects, operating results and financial condition.

    In particular, the European Union has enacted several directives concerning the Internet and Internet-related activities. The European Union has, for example, adopted a directive that requires Member States to impose restrictions on the collection and processing of personal data and to prevent transmission outside of Europe of personal data, which can include customer and billing information as well as human resource data, except to countries that provide adequate protection of such data. In response to the European Union directive, the U.S. negotiated with the European Union the establishment of certain "Safe Harbor" principles, effective as of November 2000, which provide U.S. companies choosing to adhere to them a presumption of adequate protection of privacy. Companies complying with the Safe Harbor principles must provide notice to users of personal data collection, provide choices to users regarding certain uses, including the transfer of information to third parties, guarantee the security and integrity of personal data collected, provide users with the ability to access, correct and delete personal information that is being stored, and provide for user enforcement and redress in the event of violation of the principles. These principles are more restrictive than other applicable U.S. laws and may impose additional cost on companies that decide to comply. Currently, the Safe Harbor principles are voluntary and are intended to be implemented through self-regulation and industry self-certification. In the future, however, the requirements embodied in the principles may become mandatory. To date, we have not certified that we will operate under the Safe Harbor principles. Although we do not engage in the collection of data for purposes other than routing our services and billing for our services, the directive is broad and the European Union privacy standards are stringent. Accordingly, the potential effect on us is uncertain. In conducting our business internationally, we must comply with privacy laws directly applicable to our activities in Europe and similar privacy and data protection rules in other countries in which we do business. Any such requirements may adversely affect our ability to collect demographic and personal information from users, which could have an adverse effect on our ability to provide targeted advertisements. Although we will endeavor to meet the requirements of the European Union directive and any U.S. regulations, we cannot guarantee that adequacy of our compliance will not be subject to challenge.

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

    From time to time, third parties may assert patent, copyright, trademark and other intellectual property claims or initiate litigation against us or our licensors or customers with respect to existing or future products or services. We have not conducted an exhaustive search of patents issued to others. Customers, competitors and other third parties may have received or may in the future receive, patents or obtain additional intellectual property rights relating to our products or services or processes that we use or intend to use. If these third-party patents or other proprietary rights are issued or asserted by third parties, the holders may bring infringement claims against us. Furthermore, former employers of our employees may assert that our employees have improperly disclosed confidential or proprietary information to us. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights and the rights of others. Any of these claims may be time-consuming, may result in costly litigation, may divert technical and management personnel, or may require us to develop non-infringing technology, which may be costly and time consuming. Alternatively, others may claim that we infringe their intellectual property rights, and we may be required to obtain a license or royalty agreement from those parties claiming the infringement. We cannot assure you that any license or royalty agreement would be available. The terms of any license or royalty agreement that is available may be very unfavorable to us. In addition, an adverse ruling could result in substantial damages or an injunction requiring that we cease development and withdraw some products and services from the marketplace. Limitations on our ability to market our products and services, and delays and costs associated with monetary damages and redesigns in compliance with an adverse judgment or settlement, could seriously harm our business, prospects, results of operations and financial condition.

Trademarks

    GRIC and "Technology that brings intelligence to the Internet" are our registered trademarks. GRIC Alliance, GRIC Alliance Network, Global Reach Internet Connection, GRICdial, GRICtraveler, GRIC CSP, GRIC Convergent Services Platform, GTtrend, Roaming Streamer and the GRIC logo are our trademarks.

Employees

    As of December 31, 2000, we had 217 employees. As of mid-March 2001, we had 186 employees. Our future performance depends, in significant part, on our ability to retain existing personnel in key areas such as engineering, technical support, sales and senior management who are in high demand. None of our employees is subject to a collective bargaining agreement, nor have we experienced work stoppage. We consider our relationships with our employees to be good.

ITEM 2. PROPERTIES

    We occupy approximately 31,000 square feet of space in Milpitas, California under a lease that expires in February 2003. We lease sales and support offices in Australia, China, France, Japan, Malaysia, Singapore and the United Kingdom and we lease an R&D office in India. In the event that existing facilities are not adequate for our needs, we anticipate that additional facilities will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

    We are subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results in any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2000.

ITEM 4A. EXECUTIVE OFFICERS

    The following table sets forth information with respect to persons who served as an executive officer as of December 31, 2000.

Name	Age	Position
Roger L. Peirce	59	Chairman
Dr. Hong Chen	38	Chief Executive Officer and Director
Bharat Davé	48	President, Chief Operating Officer and Director
Joseph M. Zaelit	55	Senior Vice President, Finance and Administration and Chief Financial Officer
Kristin L. Steinmetz	41	Senior Vice President, Marketing and Business Development
David L. Teichmann	45	Vice President, General Counsel and Secretary
Barron B. Cox[1]	47	Vice President, Human Resources
Stanley Hayami[2]	50	Vice President, GRICphone

    ROGER L. PEIRCE has served as our Chairman since July 1999 and as a director since March 1998. From August 1998 to March 1999, Mr. Peirce was Chairman and Chief Executive Officer of U.S. Wireless Data, a wireless point-of-sale services provider. From 1994 to June 1998, he was Group President of Merchant Services for First Data Corp., a credit card processing services company. From 1981 to 1994, he held various positions at VISA International, a credit card company, most recently as Chief Operating Officer. Mr. Peirce holds a B.A. degree in Mathematics from San Jose State University.

1
Mr. Cox served as our Vice President, Human Resources from August 1999 until February 2001. His position was eliminated in connection with our restructuring of operations during the first quarter of 2001.

2
Mr. Hayami served as our Vice President, GRICphone, from August 2000 through January 2001. His position was eliminated in connection with our restructuring of operations during the first quarter of 2001.

    DR. HONG CHEN, one of our co-founders, has served as our Chief Executive Officer since our inception in 1994. Dr. Chen also served as Chairman from 1994 to July 1999, as President from July 1999 to March 2001 and continues to serve as a director. From 1993 to 1994, Dr. Chen was Senior Consultant with TRW Financial Systems, a systems integrator. Dr. Chen also serves as a technical advisory board member for the Industry Technology Research Institute in Taiwan. Dr. Chen holds a B.S. degree in Computer Science from Xian Jiaotong University and M.S. and Ph.D degrees in Computer Science from State University of New York at Stony Brook. Dr. Chen is married to Ms. Lynn Liu, a member of the Company's Board of Directors.

    BHARAT DAVÉ has served as our Chief Operating Officer since September 2000 and as our President since March 2001. From October 1998 to August 2000, he was employed by Infineon Technologies Corporation, a manufacturer of semiconductor products, most recently as President and CEO North America. From 1988 to September 1998, he held a variety of positions at Siemens Business Communications Systems, Inc. Mr. Davé holds a B.S. degree in Electrical Engineering from University of New Haven.

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

    KRISTIN L. STEINMETZ has served as our Senior Vice President, Marketing and Business Development since July 1999. From 1991 to July 1999, she served in various positions at AT&T Corporation, a global telecommunications company, most recently as Vice President of Global Services, Consumer Marketing Vice President and Director of Strategy and Business Planning. From 1989 to 1991, she held the position of Senior Management Consultant at Edgar, Dunn and Company, a consulting firm. Ms. Steinmetz holds a B.A. degree in Zoology from the University of California at Berkeley and an M.B.A. degree from Cornell University.

    DAVID L. TEICHMANN has served as our Vice President, General Counsel and Secretary since July 1998. From 1993 to July 1998, he served in various positions at Sybase, Inc., a software company, including Vice President, International Law as well as Director of European Legal Affairs based out of Sybase's Netherlands headquarters. From 1989 to 1993, Mr. Teichmann was Assistant General Counsel handling legal matters in Asia-Pacific, Japan, Canada and Latin America for Tandem Computers Corporation, a computer company. Mr. Teichmann holds a B.A. degree in Political Science from Trinity College, an M.A.L.D. degree in Law & Diplomacy from the Fletcher School of Law & Diplomacy and a J.D. degree from the University of Hawaii School of Law.

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

	High	Low
1999:
Fourth Quarter (since December 15, 1999)	$27.13	$19.06
2000:
First Quarter	$75.00	$27.38
Second Quarter	$34.50	$7.56
Third Quarter	$18.00	$6.64
Fourth Quarter	$7.63	$1.72

    On December 31, 2000, there were approximately 157 stockholders of record of the Company's common stock.

Dividends

    The Company has never paid cash dividends on its common stock. The Company intends to retain its earnings for use in its business and, therefore, does not anticipate paying any cash dividends on the common stock.

Recent Sales of Unregistered Securities

    On January 13, 2000 and June 14, 2000, the Company issued to private investors 841 and 7,012 shares of its common stock, respectively, upon exercise of warrants to purchase Series D Preferred Stock issued on August 10, 1998. Each of the warrants was net exercised and, therefore, the Company did not receive any cash proceeds. The warrants were exercisable for common stock as a result of the automatic conversion of the Company's preferred stock into common stock upon closing of the Company's initial public offering on December 20, 1999. These securities were not registered under the Securities Act in reliance upon the exception provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder for transactions by an issuer not involving a public offering.

Use of Proceeds

    On December 14, 1999, a registration statement on Form S-1 (No. 333-87497) was declared effective by the Securities Exchange Commission, pursuant to which 5,290,000 shares of our common stock were offered and sold for our account at a price of $14.00 per share, generating gross proceeds of approximately $74.0 million. Each outstanding share of preferred stock was automatically converted into one share of common stock upon the closing of the initial public offering. The managing underwriters were CIBC World Markets, U.S. Bancorp Piper Jaffray and Prudential Volpe Technology.

    In connection with the offering, we incurred $5.2 million in underwriting discounts and commissions, and $2.0 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were $66.8 million. From the effective date of the registration statement through December 31, 2000, we applied $12.2 million in proceeds towards short-term investments, $10.8 million of the proceeds towards capital expenditures and the balance towards working capital.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Statement of Operations Data

    The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Statements of Operations Data

	Years Ended December 31,
	1996	1997	1998	1999	2000
	(in thousands, except per share amounts)
Revenues:
Settlement	$—	$254	$1,666	$7,962	$27,909
Software and other	403	1,280	883	1,659	1,570

Total revenues	403	1,534	2,549	9,621	29,479
Costs and expenses:
Cost of settlement revenues	—	156	1,444	6,980	25,076
Cost of software and other revenues	—	708	982	118	83
Network and operations	—	837	1,117	3,054	7,615
Research and development	998	2,314	5,080	8,128	10,928
Sales and marketing	49	3,723	6,373	8,682	13,069
General and administrative	391	2,002	3,540	4,967	8,065
Amortization of stock-based compensation	—	—	—	300	427
Other expense reversals	—	—	1,500	(925)	—

Total costs and expenses	1,438	9,740	20,036	31,304	65,263

Operating loss	(1,035)	(8,206)	(17,487)	(21,683)	(35,784)
Interest income and other, net	104	79	192	519	3,668
Interest expense	—	—	(575)	(1,332)	(177)

Loss from continuing operations before income taxes	(931)	(8,127)	(17,870)	(22,496)	(32,293)
Provision for income taxes from continuing operations	—	59	32	70	155

Net loss from continuing operations	(931)	(8,186)	(17,902)	(22,566)	(32,448)
Discontinued operations:
Loss from discontinued operations	(1,683)	(774)	—	—	—
Gain on disposal of discontinued operations	—	5,118	—	—	—

Net loss	$(2,614)	$(3,842)	$(17,902)	$(22,566)	$(32,448)

Basic and diluted net loss per share from continuing operations	$(0.52)	$(4.42)	$(9.19)	$(7.95)	$(1.68)

Basic and diluted net loss per share	$(1.46)	$(2.08)	$(9.19)	$(7.95)	$(1.68)

Shares used to compute basic and diluted net loss per share	1,789	1,851	1,948	2,837	19,345

Consolidated Balance Sheet Data

	Years Ended December 31,
	1996	1997	1998	1999	2000
	(in thousands)
Net assets of discontinued operations	$1,563	$—	$—	$—	$—
Total assets	5,796	9,855	4,740	85,377	59,405
Long-term debt and capital lease obligations, less current portion	—	19	1,069	1,147	481
Redeemable convertible preferred stock	8,590	8,590	8,590	—	—
Total stockholders' equity (deficit)	(3,402)	61	(14,806)	75,853	45,536

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

Overview

    On January 30, 2001, we announced actions to focus our business on our Internet roaming service, and to cease our Internet telephony service. Following this restructuring, we provide services and software that enable our customers to offer Internet-based mobile office communications services, such as Internet roaming, to their end users worldwide. Our customers include telecommunications companies, Internet service providers, corporate enterprises and newly-emerging communications service providers.

    From our inception until 1997 we were both an Internet service provider in Northern California and an independent software developer for the Internet service provider community. In 1997, we sold our local Internet service provider business and related assets. We first recognized settlement clearinghouse revenues in 1997, and since 1998 we have derived our revenues primarily from settlement clearinghouse services. From late 1998 until January 2001, our settlement clearinghouse services included Internet telephony services which are characterized by high revenues with low margins. We no longer provide Internet telephony services as a result of our decision to focus on globally providing Internet-based mobile office communications services.

    Settlement revenues are generated when we provide settlement services to customers whose end users initiate Internet communications. For each global Internet roaming transaction, we track the usage, collect the amount that a roamer's "home" service provider owes us, pay the appropriate amount to the service provider enabling local access, and provide the underlying usage data to our customer to enable billing of its end user. Although we have discontinued our Internet telephony service, our revenues during the year ended December 31, 2000 were primarily from settlement revenues generated from Internet telephony transactions. Previously, for these transactions, we used our software to track the telephony call usage, settle the amounts owed to us and by us as a result of the transaction, and provide the underlying usage data to our customers to enable billing of their end users.

    We have incurred substantial losses since our inception as a result of expenses associated with building our GRIC Alliance and related network infrastructure and developing our software products. As of December 31, 2000, we had an accumulated deficit of approximately $80.2 million. We expect to incur additional losses for the foreseeable future, and we cannot assure you that we will achieve or sustain profitability. See "Factors That May Affect Future Results—We have not been profitable to date and we anticipate continued losses during 2001."

    Our business model has evolved in the course of our development and we believe that period-to-period comparisons of our operating results should not be relied upon as indicative of future performance. Our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. See "Factors That May Affect Future Results—Our operating history is more limited than that of many other companies, so you may find it difficult to evaluate our business in making an investment decision."

Results of Operations

2000 Compared to 1999

    Revenues

    Total revenues—consisting of settlement revenues and software and other revenues—increased to $29.5 million in 2000 from $9.6 million in 1999, an increase of 206%. The primary reason for the growth was increased settlement revenues.

    Settlement Revenues.  Settlement revenues increased to $27.9 million in 2000 from $8.0 million in 1999, an increase of 251%. The increase primarily reflects higher volumes of both Internet telephony and Internet roaming minutes. As a result of our January 2001 restructuring, we have ceased providing Internet telephony settlement services. We expect settlement revenues from Internet roaming to increase in the near future and total settlement revenues in 2001 to exceed total settlement revenues in 2000.

    Software and Other Revenues.  Software, hardware and maintenance and services revenues decreased to $1.6 million in 2000 from $1.7 million in 1999, a decrease of 5%. The decrease was primarily due to lower sales of our prepaid Internet telephony software services and discontinued sales of Internet telephony hardware, offset by higher sales to license certain components of our Internet roaming clearinghouse software. We expect software and other revenues to represent an insignificant component of total revenues in 2001.

    Costs and Expenses

    Cost of Settlement Revenues.  Cost of settlement revenues represents the amounts we pay to access the Internet for Internet roaming services for our customers, and to terminate Internet telephony services for our customers. Cost of settlement revenues increased to $25.1 million in 2000 from $7.0 million in 1999, an increase of 259%. The increase was due to higher sales volumes of our Internet telephony services as well as the higher proportion of our total services revenue mix that these lower margin services represented. For example, in the fourth quarter of 2000 we experienced negative margins associated with our Internet telephony services. Margins associated with our Internet roaming services have consistently exceeded 35% throughout 2000. We expect cost of settlement revenues to decrease as a percentage of total settlement revenues as a result of ceasing our Internet telephony service and focusing on Internet roaming services.

    Cost of Software and Other Revenues.  Cost of software, hardware and maintenance and services revenues represents license fees for third-party software that is incorporated into our software products, and the cost of Internet telephony equipment. Cost of software, hardware and maintenance and services revenues decreased to $83,000 in 2000 from $118,000 in 1999, a decrease of 30%. This decrease was primarily attributable to the discontinued sales of hardware and lower maintenance and services costs for Internet telephony services. We expect the cost of software and other revenues in 2001 to be insignificant.

    Network and Operations.  Network and operations expenses include costs of co-location of network equipment and leased telecommunication lines, salaries, benefits, depreciation on network equipment, and allocated facility and management information systems costs. Network and operations expenses increased to $7.6 million in 2000 from $3.1 million in 1999, an increase of 149%. This increase was due to higher levels of business activity and higher costs associated with the expansion of our customer support and network operation centers. We expect that network and operations expenses will decrease in 2001 as we ceased providing our Internet telephony service in the first quarter of 2001.

    Research and Development.  Research and development expenses include salaries and benefits, allocated facility, outside consultants, depreciation costs and recruiting costs of employees, quality assurance and management information systems. Research and development increased to $10.9 million in 2000 from $8.1 million in 1999, an increase of 34%. The increases were primarily due to the costs of engineers engaged in the continued development of our proprietary settlement software and Internet roaming software. To date, all software development costs have been expensed in the period incurred. We expect to reduce overall research and development costs during 2001 as a result of the decreased complexity of our settlement services model following our January 2001 restructuring of operations. We also intend to reduce costs by licensing commercially available third party software to supplement our internal efforts to develop and maintain our proprietary settlement software. Further, we expect our recent establishment of an offshore development center in India to assist us in reducing our expenses in 2001 due to the favorable costs of obtaining engineering talent in India compared to the San Francisco Bay area.

    Sales and Marketing.  Sales and marketing expenses include salaries, benefits and commissions earned by sales and marketing personnel, allocated facility, management information systems and depreciation costs, cost for marketing and promotional programs, and costs associated with our domestic and international sales offices. Sales and marketing expenses increased to $13.1 million in 2000 from $8.7 million in 1999, an increase of 51%. The increases reflect the hiring and recruitment of additional personnel to expand our geographic coverage and to support the growth of our global Internet roaming and telephony services. We expect sales and marketing expenses to remain relatively flat based on our January 2001 decision to cease providing Internet telephony services and focus on our Internet roaming services.

    General and Administrative.  General and administrative expenses consist of general corporate and facility costs as well as salary, benefits and related costs for executive, finance, legal, investor relations, administrative, human resources and management information systems functions, as well as provisions for uncollectible receivables. General and administrative expenses increased to $8.1 million in 2000 from $5.0 million in 1999, an increase of 62%. The increase reflects the hiring of additional personnel and consultants to provide the infrastructure to support future growth, as well as increases in professional services fees. We expect these expenses to increase in 2001, but at a substantially lower rate of increase than we experienced in 2000.

    Amortization of Stock-Based Compensation.  Some stock options granted during fiscal 1999 were considered compensatory, as the estimated fair value for accounting purposes was greater than the stock exercise price as determined by the board of directors on the date of grant. As a result, we have recorded expenses of $427,000 in 2000 and $300,000 in 1999 relating to the amortization of deferred compensation expense. As of December 31, 2000, we had an aggregate of $1.1 million of deferred compensation remaining to be amortized. Deferred compensation is amortized on a straight-line basis over the vesting period of the options. We expect amortization of approximately $427,000 in each of fiscal 2001 and 2002 and $198,000 in fiscal 2003.

    Interest Income and Other, Net

    Interest income and other, net primarily represents interest income on cash and investment balances. Interest income and other, net increased to $3.7 million in 2000 from $519,000 in 1999. This increase was due to higher average cash and investment balances during the year as a result of the Company's initial public offering in December 1999.

    Interest Expense

    Interest expense consists of amortization of interest expense associated with capital leases and bridge financing and the fair value of warrants issued in connection with our financing activities. Interest expense decreased to $177,000 in 2000 from $1.3 million in 1999. The decrease was primarily due to no additional warrants being offered in 2000, as well as the conversion of bridge loans to preferred stock in the second quarter of 1999.

    Income Taxes

    The provision of income taxes increased to $155,000 in 2000 from $70,000 in 1999. The provision for income taxes consists of foreign taxes. SFAS Statement No. 109 provides for the recognition of deferred tax assets if realization of these assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets. We intend to evaluate the ability to realize the deferred tax assets on a quarterly basis.

1999 Compared to 1998

    Revenues

    Total revenues increased to $9.6 million in 1999 from $2.5 million in 1998, an increase of 277%. Both settlement revenues and software, hardware and maintenance and services revenues grew significantly during 1999.

    Settlement Revenues.  Settlement revenues increased to $8.0 million in 1999 from $1.7 million in 1998, an increase of 378%. The increases reflect higher volumes of both Internet roaming and Internet telephony transactions.

    Software and Other Revenues.  Software, hardware and maintenance and services revenues increased to $1.7 million in 1999 from $883,000 in 1998, an increase of 88%. This increase was primarily due to higher sales of our prepaid Internet telephony software and related maintenance and services, which we introduced in February 1999, and higher sales of our Internet roaming software and related maintenance and services, offset by a reduction of hardware sales, which we discontinued in June 1999.

    Costs and Expenses

    Cost of Settlement Revenues.  Cost of settlement revenues increased to $7.0 million in 1999 from $1.4 million in 1998, an increase of 383%. The increase was due to higher sales volumes in our Internet roaming and Internet telephony services.

    Cost of Software and Other Revenues.  Cost of software, hardware and maintenance and services revenues decreased to $118,000 in 1999 from $982,000 in 1998, a decrease of 88%. This decrease was primarily attributable to our decision to no longer resell certain software and hardware products.

    Network and Operation.  Network and operations expenses increased to $3.1 million in 1999 from $1.1 million in 1998, an increase of 173%. This increase was due to higher business activity and higher costs associated with the expansion of our customer support and network operation centers to a 24 hours-a-day, seven days-a-week basis.

    Research and Development.  Research and development increased to $8.1 million in 1999 from $5.1 million in 1998, an increase of 60%. This increase was primarily due to the continuing development of our GRIC CSP software. To date, all software development costs have been expensed in the period incurred.

    Sales and Marketing.  Sales and marketing expenses increased to $8.7 million in 1999 from $6.4 million in 1998, an increase of 36%. The increases reflect the hiring of additional personnel to expand the geographic coverage of, and to support, Internet telephony, which was introduced in the fourth quarter of 1998.

    General and Administrative.  General and administrative expenses increased to $5.0 million in 1999 from $3.5 million in 1998, an increase of 40%. The increases reflect the hiring of additional personnel, including key executives, to provide the infrastructure to support future growth.

    Amortization of Stock-Based Compensation.  We have recorded expenses of $300,000 in 1999 relating to the amortization of deferred compensation expense.

    Other Expenses Reversals.  Other expense reversals of $925,000 reflects a reduction of a previously expensed commitment to purchase software, as a result of the completion of a settlement agreement with the software vendor. The previous expense was recorded in the fourth quarter of 1998 when we determined that the software product was not salable and expensed $1.5 million.

    Interest Income and Other, Net

    Interest income and other, net increased to $519,000 in 1999 from $192,000 in 1998, an increase of 170%. This increase was primarily due to higher average cash balances during 1999.

    Interest Expense

    Interest expense increased to $1.3 million in 1999 from $575,000 in 1998 due to the amortization of the fair value of warrants issued in connection with our financing activities and interest expense associated with capital leases and bridge financing.

    Income Taxes

    The provision of income taxes increased to $70,000 in 1999 from $32,000 in 1998.

Liquidity and Capital Resources

	1998	1999	2000
	(in thousands)
Cash and cash equivalents	$1,362	$64,655	$29,320
Net cash used in operating activities	(12,806)	(18,737)	(26,468)
Net cash used in investing activities	(2,283)	(16,330)	(9,962)
Net cash provided by financing activities	7,970	98,360	1,095

    Operating activities.  Net cash used in operating activities was $26.5 million in 2000, $18.7 million in 1999 and $12.8 million in 1998. Net cash used in operating activities in 2000, 1999 and 1998 was primarily a result of net operating losses.

    Investing activities.  Net cash used in investing activities was $10.0 million in 2000, $16.3 million in 1999 and $2.3 million in 1998. Our investing activities have consisted primarily of purchases of short-term investments arising from the funds received from the initial public offering. Other uses of cash in investing activities consisted of purchases of computer hardware, relating to the network infrastructure, and computer hardware and software, for our increasing employee base.

    Financing activities.  Net cash provided by financing activities was $1.1 million in 2000, $98.3 million in 1999 and $8.0 million in 1998. In 2000, financing activities primarily consisted of proceeds from sales of common stock through incentive stock options and the employee stock purchase plan. In 1999, we completed our initial public offering, which raised $66.8 million net of costs. In 1998 we had funded our operations primarily through private placement of our convertible preferred stock. We also financed our operations through equipment promissory notes.

    Commitments.  We lease all of our facilities under operating leases that expire at various dates through 2007. As of December 31, 2000, we had $4.6 million in future operating lease commitments and $1.1 million of capital lease obligations and equipment promissory notes. In the future we expect to continue to finance the acquisition of computer and network equipment through additional capital lease arrangements. In January 2001, we ceased our Internet telephony service, as part of a corporate restructuring. As a result, we anticipate a cash restructuring charge in 2001 in the range of $1.0 to $1.5 million associated with the elimination of certain lease and facility obligations.

    Summary of liquidity.  Our consolidated financial statements are prepared and presented on a going concern basis. At December 31, 2000, we had an accumulated deficit of $80.2 million and incurred a net loss of $32.4 million for the year ended December 31, 2000 and expect such losses to continue during 2001. We recently announced, on January 30, 2001, certain actions to focus our efforts on our Internet roaming service, and to cease providing our Internet telephony service. Our restructuring plan was designed to reduce our operating expenses in 2001, primarily through anticipated savings attributable to Internet telephony related sales and marketing as well as network and operating expenses. The cost-cutting plan includes a reduction of employee workforce, elimination of leased bandwidth to operate our Internet telephony backbone and elimination of costs to operate our Internet telephony equipment. There can be no assurance that we will be successful in reducing operating expenses in the future. We anticipate a cash restructuring charge in 2001 in the range of $2.0 to $2.5 million as a result of these actions.

    We plan to invest in expanding our Internet roaming and related services, on a global basis, by continuing to build strategic partnering relationships. This will require us to maintain continued favorable market acceptance and growth of our Internet roaming and related services offerings in order for us to continue our research and development activities and fund planned operating expenses. There can be no assurance that our Internet roaming product offerings will maintain continued favorable market acceptance, growth and operating margins.

    We believe that our available cash and cash equivalents and short term investments of $41.5 million at December 31, 2000, future cash savings as a result of ceasing to provide our Internet telephony service, and cash expected to be generated by operations during 2001 will be adequate to fund planned operations through December 31, 2001.

    If we are unable to attain our revenue and margin goals, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring may be necessary to enable us to meet our cash requirements through at least December 31, 2001. These actions could have a material adverse effect on our business, results of operations, and prospects. Furthermore, we may need to raise additional funds in future periods through public or private financing, or other arrangements to fund operations and potential acquisitions, if any. We may never achieve profitability. Any additional financing, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

Recent Accounting Pronouncements

    In June 1999, the Financial Accounting Standard Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by No. 137 and 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company is required to implement SFAS No. 133 as of the beginning of fiscal year 2001. As the Company does not currently engage in derivatives or hedging transactions, there is no impact to the Company's results of operations, financial position or cash flows of adopting SFAS No. 133.

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In October 2000, the SEC issued further guidance with respect to adoptions of specific views addressed by SAB No. 101. The adoption of SAB No. 101 had no impact on the Company's results of operations, financial position or cash flows.

    In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. This Interpretation clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25; (b) the criteria for determining whether a plan qualifies as a non-compensatory plan; (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, the Interpretation is effective July 1, 2000. The adoption of Interpretation No. 44 had no impact on our results of operations, financial position or cash flows.

Factors That May Affect Future Results

    In addition to the information in this Annual Report on Form 10-K, the following should be considered in evaluating GRIC and our business.

We recently restructured our business, which makes our financial results more difficult to analyze.

    In January 2001, we restructured our business by ceasing to provide our Internet telephony service and focusing on our Internet roaming service. As a result, we reduced our employee workforce and eliminated some network and operating expenses. We expect to record significant charges for restructuring expenses, such as expenses in connection with the workforce reduction, reduction of sales and marketing and termination of network and telephony service agreements. We cannot assure you that the expenses that we will incur as part of the restructuring will not be higher than currently anticipated. Further, the termination of our Internet telephony service will mean that telephony revenues will be eliminated and our Internet roaming service will become our primary source of revenue. This concentration of our revenues makes us more dependent on the growth of the Internet roaming market in general, and will increase the negative impact on our business if our Internet roaming product offerings do not maintain favorable market acceptance and growth or achieve our revenue and margin targets. The restructuring may also lead to resignations by key employees, which could harm our operations and financial results.

Our financial performance and workforce reduction may adversely affect our ability to retain and hire personnel.

    In connection with the transition to our new business model and in order to reduce our cash expenses, in January 2001 we announced our decision to cease providing Internet telephony services and a related workforce reduction. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plan. As a result of our January 2001 restructuring and the recent decline in price of our common stock, our personnel may seek opportunities with larger, more established companies or companies they perceive to have better prospects.

    Additionally, in order to implement our Internet-based mobile office communications services model successfully, we will need to retain and hire personnel. Specifically, our sales efforts require highly trained sales personnel. Competition for these individuals is intense, and we may not be able to hire the type and number of sales personnel we need. Moreover, even after we hire these individuals, they require extensive training in our products and services. If we are unable to continue to expand our sales operations, retain our current employees and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our services, which may prevent us from generating revenue and achieving and maintaining profitability.

Our operating history is more limited than that of many other companies, so you may find it difficult to evaluate our business in making an investment decision.

    We have limited experience in developing and providing our products and services. Since our inception, we have had limited revenues from our current Internet-based communications software products and services. In the past we have undertaken development of software products which were either not completed or not delivered on time. We have also discontinued products that did not achieve widespread market acceptance. Many members of our senior management team and other employees have worked with us for only a short period of time. Consequently, we have not demonstrated that our business can succeed.

We have not been profitable to date and we anticipate continued losses during 2001.

    To date, we have not been profitable. We cannot assure you that we will ever achieve or sustain profitability. We reported operating losses before income taxes of $32.3 million for 2000, $22.5 million for 1999 and $17.9 million for 1998. As of December 31, 2000, our accumulated deficit was $80.2 million. We expect to incur operating losses during 2001. In particular, we expect to continue to invest in research and development and sales and marketing, and we expect to face pressure to adopt new pricing arrangements, including volume discounts, that may lower our gross margins. If revenues do not meet levels we anticipate, or if our costs and expenses exceed our expectations, we will continue to sustain losses, and our business and the price of our common stock may be harmed.

We may require additional capital for our operations, which could have a negative effect on your investment.

    We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures through December 31, 2001. However, we may need to raise additional funds in the future in order to fund operations or acquisitions.

    If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and these securities may have powers, preferences and rights that are senior to those of the rights of our common stock. We cannot be certain that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our business transaction, promote our brand identity, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures. Any inability to do so could have a negative effect on our business, revenues, financial condition and results of operations.

Our success depends on our ability to maintain and increase our customer base.

    Customers are generally free to use competing products and services, so we could face significant customer losses. Our customers are generally not obligated to generate minimum revenues, and some generate very little revenue for us. These factors make it difficult to anticipate the level of our future revenues from existing customers. In addition, our success depends on our ability to expand our customer base. If we lose any significant customer or are unable to expand our customer base and to increase our average revenues per customer, our business will be harmed.

We depend on our customers to market Internet-based communications services to their end users, so our revenues depend on the activities of others and the market acceptance of those services.

    Our business depends on the efforts and success of our customers in marketing Internet-based communications services to their end users. We have little ability to promote those services. If our customers fail to market Internet-based communications services effectively, our revenues would be reduced.

We face significant competition, including competition from larger companies.

    There are low barriers to entry by businesses seeking to offer services on the Internet. As a result, our business environment is intensely competitive, highly fragmented and rapidly changing. Competition can come from many sources. For example, we compete directly with iPass in the market for Internet roaming and related settlement services, and iPass has a network that competes with the GRIC Alliance. Large communications service providers such as AT&T and UUNET also have the ability and resources to compete with us in the Internet-based mobile office communications services market.

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

If we are unable to manage growth, the GRIC Alliance and our product development efforts effectively, our business and the price of our stock will be harmed.

    In recent periods, growth has strained our network operations, product development and other managerial, operating and financial resources. We expect these strains to continue if we continue our growth, and our financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must:

  •
  manage our research and development efforts;
  •
  expand the capacity, scalability and performance of our network and software infrastructure;
  •
  enhance our administrative, accounting and management information systems and controls;
  •
  improve coordination among our engineering, accounting, finance, marketing and operations personnel; and
  •
  hire and train additional qualified personnel.

    If we are not able to accomplish these tasks, our business will be harmed.

Our customers require a high degree of reliability in the delivery of our services, and if we cannot meet their expectations for any reason, demand for our products and services will suffer.

    Our success depends in large part on our ability to assure generally error-free clearinghouse services, uninterrupted operation of our network and software infrastructure, and a satisfactory experience for our customers' end users. To achieve these objectives, we depend on the quality, performance and scalability of our products and services, the responsiveness of our technical support and the capacity, reliability and security of our network operations. We also depend on third parties over which we have no control. For example, our ability to serve approximately 60 countries is based solely on our network access agreement with one service provider and on that service provider's ability to provide reliable Internet access points in those countries. In the past, we have experienced problems due to our inability to detect system malfunctions and due to errors in collecting or processing account usage and settlement data. Due to the high level of performance required for critical communications traffic, any failure to deliver a satisfactory experience to end users, whether or not caused by our own failures, and any failure to provide accurate settlement data in connection with acting as a clearinghouse, could reduce demand for our products and services.

As a clearinghouse, we have greater collection risks than many other companies.

    Difficulties in collecting accounts receivable will harm our financial results, and this collection risk is inherently greater for us as a clearinghouse service provider because we are obligated to pay amounts owed to each customer whether or not we have collected all the amounts due to us from other customers. In addition, if end users or unauthorized third parties engage in unauthorized or otherwise fraudulent roaming activity, we may face difficulty collecting the resulting accounts receivable. If we are not able to manage this problem, our financial results will suffer.

If we are unable to develop and introduce new products and services, we will be less likely to attract or retain customers.

    We expect the market for Internet-based communications products and services to continue to change rapidly. To succeed, we will be required to adapt to those changes by improving and enhancing our existing products and services, and developing and introducing new products and services. We have not demonstrated that we can consistently develop and market product enhancements and new products or services on a timely or on a cost-effective basis. On several occasions, we have altered the course of our product development efforts or discontinued products after their introduction, which has resulted in delays and increased research and development expenses. If we fail to produce technologically competitive products and services in a cost-effective manner and on a timely basis, our business will be harmed.

Our operating results fluctuate and are difficult to predict, so we may fail to satisfy the expectations of investors or market analysts and our stock price may decline.

    Our quarterly operating results have fluctuated in the past, and we expect them to fluctuate in the future. Factors that cause these fluctuations, many of which are beyond our control, include:

  •
  the volume of transaction-based revenues;
  •
  management of growth;
  •
  the timing of deployment of services by new customers;
  •
  the rate at which customers use our services;
  •
  economic conditions specific to the Internet, as well as general economic and market conditions;
  •
  our ability to avoid problems in managing the GRIC Alliance network;
  •
  our dependence on the timely and successful launch of future products and services;
  •
  intense competition, particularly pricing policy changes by our competitors;
  •
  the mix of services used by our customers' end users;
  •
  our ability to collect accounts receivable, particularly for customers based outside the U.S.; and
  •
  the domestic and international regulatory environment.

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

    Our business is characterized by a long sales cycle, including contact with a potential customer, establishment of a new customer relationship, winning the new customer and realizing significant transaction-based revenues. This makes it difficult for us to predict future revenues. In addition, we incur substantial sales costs before we win a customer or recognize any related revenues, which increases the volatility of our results because we may have high costs without associated offsetting revenues.

Because much of our business is conducted internationally, we encounter special payment and regulatory difficulties, which may reduce our profitability and harm the price of our common stock.

    Because we generate most of our revenues from business conducted internationally, we are subject to special risks. Those risks include:

  •
  longer payment cycles for foreign customers, including delays due to currency controls and fluctuations;
  •
  negative impacts of changes in foreign currency exchange rates;
  •
  potentially high taxes in foreign countries;
  •
  difficulties complying with a variety of foreign laws, trade standards and tariffs and of overcoming trade barriers; and
  •
  difficulties complying with telecommunications and other Internet-related regulations in many foreign jurisdictions.

    We are also exposed to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships. Any of these factors may reduce our profitability and harm the price of our common stock.

We need to hire and retain qualified personnel to sustain the growth of our business, which is particularly difficult for us because we compete with other companies in the San Francisco Bay area where we are based.

    Our future success depends, in part, on the continued service of our key executive, management and technical personnel, and our ability to attract new skilled employees. From time to time we have experienced difficulty in hiring and retaining highly skilled employees, and we expect to continue to experience this sort of difficulty. Competition for employees in our industry is intense, particularly in the San Francisco Bay area where we are located, and we have experienced significant attrition, particularly after our recent restructuring of operations. Continued declines in the market price of our common stock could also hurt employee morale and retention. If we are not able to retain our key employees or to attract, assimilate or retain other highly qualified employees in the future, our business could be harmed because our growth might be slowed or executive leadership might be disrupted.

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

    As of December 31, 2000, our executive officers and directors and their affiliated entities owned approximately 29.7% of our outstanding common stock. Accordingly, these stockholders, acting together, will have a substantial influence on all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration could also have the effect of delaying or preventing a change in control of our company.

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

    Provisions of our certificate of incorporation, bylaws and Delaware law make it difficult for a third party to acquire us, despite the possible benefit to our stockholders, and this may potentially lower the price of our common stock. These provisions of our certificate of incorporation and bylaws:

  •
  authorize the board to issue preferred stock without stockholder approval;

  •
  prohibit cumulative voting in the election of directors;

  •
  limit the persons who may call special meetings of stockholders; and

  •
  establish advance notice requirements for nominations for the election of the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

    In addition, we have elected to remain subject to the anti-takeover provisions of the Delaware General Corporation Law. These factors may discourage takeover attempts.

If our common stock price falls below and remains under $1.00, or if we otherwise fail to comply with Nasdaq rules, our common stock could be delisted from The Nasdaq National Market, which could severely limit the trading market for our common stock.

    If the market price for our common stock falls and remains below $1.00 per share, our market capitalization falls and remains below $35 million or we otherwise fail to meet the criteria for continued listing on The Nasdaq National Market, our common stock may be deemed to be penny stock. On March 12, 2001, the closing price of our common stock was $0.98. If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock and your ability to sell the common stock.

Our stock price has been volatile and losses by investors could lead to shareholder lawsuits.

    The market prices of the securities of Internet-related companies have been especially volatile recently, and often these fluctuations have been unrelated or disproportionate to operating performance. This increases the risk that if you wish to sell our stock the market price may be lower than the price at which you purchased our stock. Our common stock reached a high of $75.00 and traded as low as $1.72 during 2000. If the market value of our stock experiences adverse fluctuations and we become involved in class actions lawsuits by security holders, we could incur substantial legal costs and management's attention could be diverted, to the detriment of our operations and results.

    We expect the market price for our common stock to continue to be subject to wide fluctuations as a result of factors including:

  •
  quarterly variations in our operating results;

  •
  our recent decision to restructure our business;

  •
  announcements of technological innovations by us or our competitors;

  •
  announcements of new products or services by us or our competitors;

  •
  investor perception of us, the market for Internet-based communications services or the Internet in general;

  •
  changes in financial estimates by securities analysts; and

  •
  general economic and market conditions.

Future developments in Internet-based communications services, which are critical to our success, are uncertain.

    For us to increase our revenues, the Internet must be validated as an effective medium for the delivery of Internet roaming and other Internet-based communications services. The infrastructure of the public Internet may not be able to support increased demands placed on it, and the performance of the Internet may be adversely affected. Our business will be harmed if the Internet does not continue to grow as a telecommunications medium, and that growth may be inhibited by factors such as:

  •
  unreliability of the Internet infrastructure;

  •
  security concerns;

  •
  new regulatory requirements;

  •
  inconsistent quality of service; and

  •
  lack of availability of cost-effective service.

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

U.S. or foreign governmental regulations regarding the Internet and Internet-based services may be enacted, which could impede our business.

    To date, governmental laws and regulations applicable to access to or commerce on the Internet have not materially restricted use of the Internet in our markets. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. For example, Congress and other federal entities have adopted or are considering legislative and regulatory proposals that would regulate the Internet and Internet-based services. The European Union has enacted several directives relating to the Internet, including one which affects U.S. companies that collect or transmit information over the Internet from individuals in European Union Member States. New domestic or foreign taxes could also be adopted that would apply to the delivery or use of communications services over the Internet. Uncertainty about and adoption of new regulations could increase our costs of doing business, or prevent us from delivering our products and services over the Internet or significantly slow the growth of the Internet. This could delay growth in demand for our products and services and harm our business.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

    FOREIGN CURRENCY RISK. We have limited exposure to financial market risks, including changes in foreign currency exchange rates and interest rates. Although we have foreign operations in Europe and Asia, to date, our exposure to foreign currency fluctuations has not been significant.

    INTEREST RATE RISK. Our exposure to interest rate risk relates primarily to our investment portfolio and debt obligations. Interest rate risk occurs when we cannot hold a purchased investment to its maturity. We limit the weighted-average maturity of our investment portfolio to 90 days. We intend to hold our securities until maturity and, therefore, do not expect to recognize an adverse impact on income or cash flows, although there can be no assurance of this. We have established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. We place investments with high credit quality issuers according to our investment policy. We do not use derivative financial instruments in our investment portfolio. All investments are carried at fair market value for 2000. Due to the short-term nature of our investments and the immaterial amount of our debt obligation, we believe that there is no material exposure to interest fluctuation. Therefore, no accompanying table has been provided.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Annual Financial Statements

    Our financial statements required by this item are submitted as a separate section of this Form 10-K—"Financial Statements." See Item 14 for a listing of the financial statements provided.

Supplementary Quarterly Data

    The following table sets forth certain unaudited condensed consolidated statement of operations data for each quarter of 1999 and 2000. This data has been derived from unaudited condensed consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the consolidated financial statements and notes thereto. Our quarterly results have in the past been and may in the future be subject to significant fluctuations. As a result, we believe that results of operations for interim periods should not be relied upon as an indication of the results to be expected in future periods.

	Quarters Ended
	March 31, 1999	June 30, 1999	Sept 30, 1999	Dec 31, 1999	March 31, 2000	June 30, 2000	Sept 30, 2000	Dec 31, 2000
	(in thousands)
Total revenues	$1,167	$1,791	$2,479	$4,184	$5,202	$7,038	$9,007	$8,232
Cost of revenues	656	942	1,827	3,673	4,611	5,938	7,324	7,286
Net loss	(4,460)	(5,384)	(5,443)	(7,279)	(6,918)	(8,105)	(8,194)	(9,231)
Basic and diluted net loss per share	(2.27)	(2.65)	(2.68)	(1.37)	(0.36)	(0.42)	(0.42)	(0.47)
Shares used to compute basic and diluted net loss per share	1,967	2,033	2,028	5,320	19,163	19,228	19,436	19,554

    Our quarterly operating results have fluctuated significantly in the past, and will continue to fluctuate in the future, as a result of many factors, including:

  •
  changes in the number of the GRIC Alliance members;

  •
  our ability to establish and maintain relationships with service providers and strategic partners;

  •
  the demand for our products and services;

  •
  the length of our sales cycles;

  •
  budgeting cycles of our customers;

  •
  software defects and other product quality problems;

  •
  our ability to hire, train and retain sales and consulting personnel to meet demand;

  •
  personnel changes;

  •
  the size and timing of specific sales;

  •
  the delay of customer purchases caused by the announcement of new hardware or software platforms;

  •
  the level of product and price competition;

  •
  changes in our pricing policies;

  •
  the timing and market acceptance of our new product and service introductions and enhancements;

  •
  the mix of international and domestic revenues;

  •
  changes in our sales force incentives;

  •
  changes in our strategy; and

  •
  general domestic and international economic and political conditions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

    With the exception of the information specifically stated as being incorporated by reference from our definitive proxy statement for our 2001 annual stockholders' meeting (the "Proxy Statement") in Part III of this annual report, our Proxy Statement is not deemed as filed as part of this annual report. The Company will furnish to the Securities and Exchange Commission the Proxy Statement not later than 120 days after the close of the fiscal year ended December 31, 2000.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning our directors required by this Item is incorporated by reference to the section in the Proxy Statement entitled "Proposal No. 1—Election of Directors." The information concerning our executive officers required by this Item is incorporated by reference to Part I, Item 4A, entitled "Executive Officers" of this annual report. The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference to the section in the Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the section in the Proxy Statement entitled "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information concerning our directors, executive officers and greater than five percent stockholders required by this Item is incorporated by reference to the section in the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the section in the Proxy Statement entitled "Certain Relationships and Related Transactions."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this report:

  1. Financial Statements

    The following are filed as part of this Annual Report on Form 10-K:

  •
  Report of Independent Auditors

  •
  Consolidated Balance Sheets as of December 31, 2000 and 1999

  •
  Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

  •
  Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

  •
  Notes to Consolidated Financial Statements

  2. Financial Statement Schedule

  The following financial statement schedule for the years ended December 31, 2000, 1999 and 1998 should be read in conjunction with the consolidated financial statements of GRIC Communications, Inc. filed as part of this Annual Report on Form 10-K:

  •
  Schedule II—Valuation and Qualifying Accounts

    Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

  3. Exhibits

    The following exhibits are filed as a part of this report:

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Title	Form	Date	Number
3.01	Certificate of Incorporation.	S-1	9/21/1999	3.01
3.02	First Amended and Restated Bylaws.	S-1	9/21/1999	3.02
3.03	First Amended and Restated Certificate of Incorporation.	S-1	9/21/1999	3.03
3.04	Second Amended and Restated Certificate of Incorporation.	S-1	9/21/1999	3.04
4.01	Form of specimen certificate for the Registrant's common stock.	S-1	9/21/1999	4.01
4.02	Fifth Amended and Restated Registration Rights Agreement, dated November 12, 1999, among Registrant and the security holders listed in the agreement.	S-1	9/21/1999	4.02

10.01		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	9/21/1999	10.01
10.02	*	Employee Agreement effective March 1, 1994 between Aimnet Corporation and Dr. Hong Chen.	S-1	9/21/1999	10.02
10.03	*	Employee Agreement effective March 1, 1994 between Aimnet Corporation and Lynn Y. Liu.	S-1	9/21/1999	10.03
10.05	*	Offer letter dated June 8, 1998 to David L. Teichmann.	S-1	9/21/1999	10.05
10.07	*	Offer letter dated January 15, 1999 to Joseph M. Zaelit.	S-1	9/21/1999	10.07
10.08	*	Offer letter dated May 11, 1999 to Barron B. Cox.	S-1	9/21/1999	10.08
10.09	*	Offer letter dated July 28, 1999 to Kristin L. Steinmetz.	S-1	9/21/1999	10.09
10.10	*	Offer letter dated July 22, 1999 to Roger L. Peirce.	S-1	9/21/1999	10.10
10.11	*	Aimnet Corporation 1995 Stock Option Plan.	S-1	9/21/1999	10.11
10.12	*	GRIC Communications, Inc. (formerly Aimquest Corporation) 1997 Stock Option Plan.	S-1	9/21/1999	10.12
10.13	*	1999 Equity Incentive Plan.	S-1	9/21/1999	10.13
10.14	*	1999 Employee Stock Purchase Plan.	S-1	9/21/1999	10.14
10.15		Restricted Stock Purchase Agreement dated July 1997 between Aimquest Corporation and Stanley J. Meresman.	S-1	9/21/1999	10.15
10.16		Warrant to purchase common stock issued to America Online, Inc. dated as of November 12, 1998.	S-1	9/21/1999	10.16
10.17		Warrant to purchase Series D Preferred Stock issued to Silicon Valley Bank dated as of December 31, 1998.	S-1	9/21/1999	10.17
10.18		Warrant to purchase Series D Preferred Stock issued to Silicon Valley Bank dated as of November 5, 1998.	S-1	9/21/1999	10.18
10.21		Loan and Security Agreement dated November 5, 1998 between the Registrant and Silicon Valley Bank, together with Intellectual Property Agreement dated November 5, 1998.	S-1	9/21/1999	10.21
10.22		Senior Loan and Security Agreement dated August 10, 1998 between the Registrant and Phoenix Leasing Incorporated, together with a form of Senior Secured Promissory Note.	S-1	9/21/1999	10.22
10.23		Lease dated January 6, 1998 among the Registrant, John Arrillaga Survivor's Trust and Richard T. Peery Separate Property Trust.	S-1	9/21/1999	10.23
10.24		Agreement dated August 3, 1999 between the Registrant and Singapore Telecommunications Ltd.	S-1	9/21/1999	10.24
10.25	*	Offer letter dated July 27, 2000 to Stanley Hayami.	10-Q	11/14/00	10.25
10.26	*	Offer letter dated September 21, 2000 to Bharat Davé.	10-Q	11/14/00	10.26

10.27	*	Offer letter dated October 16, 2000 to Michael A. Smart.	X
21.01		Subsidiaries of the Registrant.	X
23.01		Consent of Independent Auditors.	X
24.01		Power of Attorney (see page 37).	X

*
Management contract, compensatory plan or arrangement.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2001

GRIC COMMUNICATIONS, INC.
By	/s/ DR. HONG CHEN Dr. Hong Chen Chief Executive Officer and Director

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

Signature	Title	Date

/s/ ROGER L. PEIRCE Roger L. Peirce	Chairman	March 30, 2001
/s/ DR. HONG CHEN Dr. Hong Chen	PRINCIPAL EXECUTIVE OFFICER: Chief Executive Officer and Director	March 30, 2001
/s/ JOSEPH M. ZAELIT Joseph M. Zaelit	PRINCIPAL FINANCIAL OFFICER: Senior Vice President, Finance and Administration and Chief Financial Officer	March 30, 2001
/s/ KIM S. SILVERMAN Kim S. Silverman	PRINCIPAL ACCOUNTING OFFICER: Vice President and Corporate Controller	March 30, 2001
/s/ BHARAT DAVÉ Bharat Davé	President, Chief Operating Officer and Director	March 30, 2001

/s/ THOMAS DENYS Thomas Denys	Director	March 30, 2001
/s/ DR. YEN-SON (PAUL) HUANG Dr. Yen-Son (Paul) Huang	Director	March 30, 2001
/s/ KHENG NAM LEE Kheng Nam Lee	Director	March 30, 2001
/s/ LYNN Y. LIU Lynn Y. Liu	Director	March 30, 2001
/s/ STANLEY J. MERESMAN Stanley J. Meresman	Director	March 30, 2001

REPORT OF ERNST & YOUNG

The Board of Directors and Stockholders
GRIC Communications, Inc.

    We have audited the accompanying consolidated balance sheets of GRIC Communications, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GRIC Communications, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California
February 7, 2001

GRIC COMMUNICATIONS, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	1999	2000
ASSETS
Current assets:
Cash and cash equivalents	$64,655	$29,320
Short-term investments	13,030	12,199
Accounts receivable, net of allowances of $701 and $1,013 at December 31, 1999 and 2000, respectively	2,596	5,732
Prepaid expenses and other current assets	401	374

Total current assets	80,682	47,625
Property and equipment, net	4,404	11,478
Other assets	291	302

Total assets	$85,377	$59,405

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,302	$8,517
Accrued compensation and benefits	1,620	2,500
Deferred revenue	539	1,366
Other current liabilities	290	319
Current portion of long-term debt and capital lease obligations	626	686

Total current liabilities	8,377	13,388
Long-term debt and capital lease obligations	1,147	481
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000 shares authorized at December 31, 1999 and 2000; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized at December 31, 1999 and 2000; 19,162 and 19,597 shares issued and outstanding at December 31, 1999 and 2000, respectively	19	20
Additional paid-in capital	125,057	126,784
Deferred stock-based compensation	(1,479)	(1,052)
Accumulated deficit	(47,744)	(80,192)
Accumulated other comprehensive loss	—	(24)

Total stockholders' equity	75,853	45,536

Total liabilities and stockholders' equity	$85,377	$59,405

See accompanying notes

GRIC COMMUNICATIONS, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	1998	1999	2000
Revenues:
Settlement	$1,666	$7,962	$27,909
Software	186	760	906
Hardware	416	169	—
Maintenance and services	281	730	664

Total revenues	2,549	9,621	29,479
Costs and expenses:
Cost of settlement revenues	1,444	6,980	25,076
Cost of software revenues	251	12	7
Cost of hardware revenues	588	52	—
Cost of maintenance and services revenues	143	54	76
Network and operations	1,117	3,054	7,615
Research and development	5,080	8,128	10,928
Sales and marketing	6,373	8,682	13,069
General and administrative	3,540	4,967	8,065
Amortization of stock-based compensation(1)	—	300	427
Other expense reversals	1,500	(925)	—

Total costs and expenses	20,036	31,304	65,263

Operating loss	(17,487)	(21,683)	(35,784)
Interest income and other, net	192	519	3,668
Interest expense	(575)	(1,332)	(177)

Operating loss before income taxes	(17,870)	(22,496)	(32,293)
Provision for income taxes	32	70	155

Net loss	$(17,902)	$(22,566)	$(32,448)

Basic and diluted net loss per share	$(9.19)	$(7.95)	$(1.68)

Shares used to compute basic and diluted net loss per share	1,948	2,837	19,345

(1)
Included in amortization of stock-based compensation is $5 and $8 for network and operations, $114 and $172 for research and development, $44 and $67 for sales and marketing and $137 and $180 for general and administrative in 1999 and 2000, respectively.

See accompanying notes

GRIC COMMUNICATIONS, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except per share amounts)

									Stockholders' Equity (Deficit)
	Redeemable Convertible Preferred Stock
									Series D Convertible Preferred Stock		Series E Convertible Preferred Stock
	Series A		Series B		Series C		Total						Common Stock
															Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Compensation
Balance at December 31, 1997	1,214	$680	2,311	$3,208	1,688	$4,702	5,213	$8,590	432	$—	—	$—	1,952	$2	$7,335	$—	$(7,276)	$—	$61
Issuance of Series D convertible preferred stock to adjust the cost of previously issued shares from $16.80 to $11.20 per share	—	—	—	—	—	—	—	—	216	—	—	—	—	—	—	—	—	—	—
Issuance of Series D convertible preferred stock to investors for cash and cancellation of notes payable at $11.20 per share, net of issuance costs of $15	—	—	—	—	—	—	—	—	223	—	—	—	—	—	2,486	—	—	—	2,486
Issuance of common stock upon exercise of employee stock options for cash	—	—	—	—	—	—	—	—	—	—	—	—	29	—	13	—	—	—	13
Issuance of Series D warrants and common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	536	—	—	—	536
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,902)	—	(17,902)

Balance at December 31, 1998	1,214	680	2,311	3,208	1,688	4,702	5,213	8,590	871	—	—	—	1,981	2	10,370	—	(25,178)	—	(14,806)
Conversion of 1998 bridge financing to Series D convertible preferred stock at $7.00 per share	—	—	—	—	—	—	—	—	250	—	—	—	—	—	2,801	—	—	—	2,801
Issuance of Series D convertible preferred stock to adjust the cost of previously issued shares from $11.20 to $7.00 per share	—	—	—	—	—	—	—	—	672	1	—	—	—	—	(1)	—	—	—	—
Issuance of Series D convertible preferred stock at $7.00 per share, net of issuance costs of $326	—	—	—	—	—	—	—	—	3,668	4	—	—	—	—	25,345	—	—	—	25,349
Issuance of Series D warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	689	—	—	—	689
Issuance of common stock upon exercise of employee stock options for cash	—	—	—	—	—	—	—	—	—	—	—	—	376	—	610	—	—	—	610
Warrant revaluation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	327	—	—	—	327
Deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,779	(1,779)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	300	—	—	300
Issuance of Series E convertible preferred stock at $10.00 per share, net of issuance costs of $10.	—	—	—	—	—	—	—	—	—	—	600	1	—		5,989	—	—	—	5,990
Issuance of common stock to previous board member	—	—	—	—	—	—	—	—	—	—	—	—	18	—	150	—	—	—	150
Exercise of warrants	—	—	—	—	—	—	—	—	223	—	—	—	—	—	1,562	—	—	—	1,562
Conversion of preferred stock to common stock	(1,214)	(680)	(2,311)	(3,208)	(1,688)	(4,702)	(5,213)	(8,590)	(5,684)	(5)	(600)	(1)	11,497	12	8,584	—	—	—	8,590
Initial public offering of common shares, net of issuance costs of $7,212	—	—	—	—	—	—	—	—	—	—	—	—	5,290	5	66,852	—	—	—	66,857
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(22,566)	—	(22,566)

Balance at December 31, 1999	—	—	—	—	—	—	—	—	—	—	—	—	19,162	19	125,057	(1,479)	(47,744)	—	75,853
Exercise of warrants	—	—	—	—	—	—	—	—	—	—	—	—	8	—	—	—	—	—	—
Issuance of common stock upon exercise of employee stock options and stock purchase plan for cash	—	—	—	—	—	—	—	—	—	—	—	—	427	1	1,727	—	—	—	1,728
Deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	427	—	—	427
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(32,448)		(32,448)
Other comprehensive loss:
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(24)	(24)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(32,472)

Balance at December 31, 2000	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	19,597	$20	$126,784	$(1,052)	$(80,192)	$(24)	$45,536

See accompanying notes

GRIC COMMUNICATIONS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	1998	1999	2000
Cash flows from operating activities:
Net loss	$(17,902)	$(22,566)	$(32,448)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of property and equipment	1,006	1,807	3,719
Amortization of stock-based compensation	—	300	427
Noncash interest expense	—	275	—
Noncash issuance of stock	—	150	—
Noncash warrant expenses—preferred stock	408	926	15
Noncash warrant expenses—common stock	1	115	69
Net changes in assets and liabilities:
Accounts receivable	(355)	(1,846)	(3,136)
Prepaid expenses and other current assets	(118)	(192)	27
Other assets	(127)	(10)	(119)
Accounts payable	3,305	1,327	3,215
Accrued compensation and benefits	536	739	880
Deferred revenue	142	278	827
Other current liabilities	283	(44)	29
Other long-term liabilities	15	4	27

Net cash used by operating activities	(12,806)	(18,737)	(26,468)

Cash flows from investing activities:
Available-for-sale investments:
Purchases	—	(13,030)	(33,269)
Maturities	—	—	34,100
Capital expenditures	(2,283)	(3,300)	(10,793)

Net cash used in investing activities	(2,283)	(16,330)	(9,962)

Cash flows from financing activities:
Proceeds from issuance of debt	5,753	—	—
Payment of debt	(282)	(1,833)	(633)
Proceeds from sales of preferred stock	2,486	31,164	—
Proceeds from sales of common stock, net	13	67,467	1,728
Proceeds from exercise of preferred stock warrants	—	1,562	—

Net cash provided by financing activities	7,970	98,360	1,095

Net (decrease) increase in cash and cash equivalents	(7,119)	63,293	(35,335)
Cash and cash equivalents at beginning of year	8,481	1,362	64,655

Cash and cash equivalents at end of year	$1,362	$64,655	$29,320

Supplemental disclosures of cash flow information:
Income taxes paid	7	1	2
Interest paid	165	229	158
Supplemental disclosures of noncash financing activities:
Conversion of 1999 bridge notes interest into Series D preferred stock	—	175	—
Conversion of 1998 bridge notes principal and interest into Series D preferred stock	—	2,801	—
Purchase of equipment under capital leases	—	800	—

See accompanying notes

GRIC COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

1.  Description of Business and Management Plans

    GRIC Communications, Inc. ("GRIC" or the "Company") is a global provider of Internet-based products and services that enable telecommunication companies, Internet service providers, corporate enterprises and newly-emerging telecommunications service providers, to offer Internet-based products and services, such as Internet roaming, to their end users worldwide.

    GRIC's predecessor corporation, incorporated in California in 1994, was both an Internet service provider in Northern California and an independent software provider for the Internet service provider community. In 1997, the local Internet service provider business and related assets were sold. The Company first recognized settlement revenues in 1997, and since 1998 it has derived its revenues primarily from settlement services. From late 1998 until January 2001, settlement services included Internet telephony services, which are characterized by high revenues with low margins. The Company no longer provides Internet telephony services as a result of its decision to focus on globally providing Internet-based mobile office communications services.

    The Company's consolidated financial statements are prepared and presented on a going concern basis. At December 31, 2000, the Company had an accumulated deficit of $80.2 million and incurred a net loss of $32.4 million for the year ended December 31, 2000. The Company expects such losses to continue over the next year. On January 30, 2001, the Company announced certain actions to focus its efforts on its Internet roaming service, and to cease its Internet telephony service. As a result of these actions, the Company expects to reduce operating expenses in 2001, primarily through anticipated savings attributable to reductions in the Internet telephony related sales and marketing as well as network and operating expenses. The cost-cutting plan includes a reduction of employee workforce, elimination of leased bandwidth to operate our Internet telephony backbone and elimination of costs to operate our Internet telephony equipment. The Company plans to invest in expanding its Internet roaming and related services, on a global basis, by continuing to build strategic partnering relationships. This will require the Company to maintain continued favorable market acceptance and growth of its Internet roaming and related services offerings in order for it to continue its research and development activities and fund planned operating expenses. There can be no assurance that the Company's Internet roaming product offerings will maintain continued favorable market acceptance, growth and operating margins.

    Management believes that its available cash and cash equivalents and short term investments of $41.5 million at December 31, 2000, future cash savings as a result of ceasing to provide its Internet telephony service offering, and cash expected to be generated by operations during 2001 will be adequate to fund planned operations through December 31, 2001. If the Company is unable to attain certain revenue and margin goals, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring of the Company may be necessary to enable the Company to meet its cash requirements through at least December 31, 2001. These actions could have a material adverse effect on the Company's financial position, results of operations, and prospects.

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

    Short-term Investments

    The Company's policy is to invest in various short-term instruments with investment grade credit ratings. All of the Company's Investments are classified as available-for-sale, and the Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity date may be one year or more past the current balance sheet date. Investments with maturities greater than one year are considered short-term since they are classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115").

    The cost of securities sold is based on the specific identification method. Any realized gains or losses and declines in value, judged to be other-than-temporary, are included in interest income and other. The Company includes unrealized gains or losses in comprehensive income in stockholders' equity, if material.

    Concentration of Credit Risk

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents and short-term investments principally in domestic financial institutions of high credit standing. The Company is exposed to credit risks in the event of default by these institutions to the extent of the amount recorded on the balance sheet. The credit risk in the Company's accounts receivable is mitigated by the Company's credit evaluation process. The Company generally does not require collateral and maintains adequate reserves for potential credit losses. Cash equivalents and short-term investments are recorded at fair value. The fair value of accounts receivable approximates fair value due to the short-term nature of this instrument.

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

    Settlement revenues are generated when customers' end users initiate Internet roaming services or originate Internet telephony communications. Cost of settlement revenues represents the amounts paid to access our customers' networks for the completion of services provided. The Company recognizes roaming services revenue and related costs at the time services are rendered to users. The Company has minimum purchase commitments with some alliance members that it expects to utilize provided the supplier maintains the required pricing under the contract. In addition, the Company bears the risk of loss related to collection for services.

    Software and other revenues consist primarily of revenues from software licenses and to a lesser extent from related services, maintenance and support and hardware sales. In accordance with Statement of Position ("SOP 97-2"), Software Revenue Recognition, revenue earned on software arrangements involving multiple elements is required to be allocated to each element based upon the relative fair values of the elements. Software revenues consist of license revenues which are recognized upon the delivery of application products, provided no significant vendor obligation or contingencies remain, and collection of the receivable is probable, or where the license is for enabling software, ratably over the contractual services period as enabling licenses have not been sold separately. Maintenance and support service includes technical support, consulting, installation and training services. Revenue allocated to maintenance is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed. Hardware revenue related to telephony gateways, Internet dialers and fax cards is recognized upon shipment of the equipment.

    Research and Development

    Research and development costs are expensed as incurred until technological feasibility has been established. To date, the Company's service offerings have been available for general release concurrent with the establishment of technological feasibility and, accordingly, no development costs have been capitalized.

    Advertising Expenses

    Advertising expenditures are charged to expense as incurred and were $1.0 million, $647,000 and $772,000 in 2000, 1999 and 1998, respectively.

    Stock-based Compensation

    The Company has elected to account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), using an intrinsic value approach to measure compensation expense, if any. Appropriate disclosures using a fair-value based method, as provided by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), are also reflected in the accompanying notes to the consolidated financial statements. Options issued to non-employees are accounted for in accordance with SFAS No.123 using a fair value approach.

    Income Taxes

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which provides for the establishment of deferred tax assets and liabilities based on the difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    Net Loss Per Share

    Net loss per common share and diluted net loss per share are presented in conformity with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") for all years presented.

    In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of basic and diluted net loss per share, as their effect is antidilutive.

    Weighted-average options outstanding to purchase approximately 420,000, 384,000 and 1.6 million shares of common stock for 1998, 1999 and 2000, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

    Recent Accounting Pronouncements

    In June 1999, the FASB issued Statement of Financial Accounting Standards No. 133. SFAS No. 133, as amended by No. 137 and No. 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company is required to implement SFAS No. 133 as of the beginning of fiscal year 2001. As the Company does not currently engage in derivatives or hedging transactions, there is no impact on the Company's results of operations, financial position or cash flows of adopting SFAS No. 133.

    In December 1999, the SEC released Staff Accounting Bulletin SAB No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In October 2000, the SEC issued further guidance with respect to adoptions of specific views addressed by SAB No. 101. The adoption of SAB No. 101 had no impact on the Company's results of operations, financial position or cash flows.

    In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25. This Interpretation clarifies the application of APB No. 25 for certain issues including: (a) the definition of employee for purposes of applying APB No. 25; (b) the criteria for determining whether a plan qualifies as a non-compensatory plan; (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, the Interpretation was effective July 1, 2000. The adoption of Interpretation No. 44 did not impact our results of operations, financial position or cash flows.

3.  Investments

    The following is a summary of the Company's investments.

	December 31,
	1999	2000
	(in thousands)
Money market funds	$10,465	$451
Commercial paper	36,048	27,699
Certificates of deposits	10,504	—
Floating rate municipal bonds	13,030	12,199

Total cash equivalents and short-term investments	70,047	40,349
Less cash equivalents	(57,017)	(28,150)

Total short-term investments	$13,030	$12,199

    The above amounts are stated at fair value which approximate cost. There were no realized gains or losses from sale of available-for-sale securities for the years ended December 31, 2000, 1999 and 1998.

    The carrying value of investments by contractual maturity at December 31, 2000 were as follows:

	December 31,
	1999	2000
	(in thousands)
Due in 1 year or less	$36,048	$27,699
Due after 25 years	13,030	12,199

Total	$49,078	$39,898

4.  Property and Equipment

    Property and equipment comprised the following:

	December 31,
	1999	2000
	(in thousands)
Computer hardware	$4,580	$11,537
Software	1,132	1,932
Office furniture and equipment	929	1,081
Leased equipment	800	800
Leasehold improvements	91	174
Construction in progress	—	2,801

	7,532	18,325
Less accumulated depreciation and amortization	(3,128)	(6,847)

Total	$4,404	$11,478

5.  Commitments and Contingencies

    GRIC leases all of its facilities under operating leases that expire at various dates through 2006. The Company also leases certain equipment under capital lease arrangements and equipment promissory notes. The future minimum operating lease and capital lease commitments (including equipment promissory notes) were as follows at December 31, 2000:

	Leases
	Operating	Capital
	(in thousands)
2001	$1,956	$763
2002	1,458	429
2003	512	—
2004	313	—
2005	235	—
Thereafter	102	—

	$4,576	$1,192

Less amounts representing interest		87

Present value of future lease payments		1,105
Less current portion		686

Long-term portion		$419

    Rent expense charged to operations totaled approximately $688,000, $808,000 and $1.1 million for 1998, 1999 and 2000, respectively. The cost and accumulated depreciation of equipment under capital leases were $800,000 and $510,000, respectively, at December 31, 2000. Amortization expense was $0, $115,000 and $400,000 in 1998, 1999 and 2000, respectively, and is included in depreciation and amortization expense. Included in capital leases, the Company has collateralized equipment for $1.3 million under the equipment promissory notes, of which $756,000 is outstanding as of December 31, 2000 and $1.3 million was outstanding as of December 31, 1999.

    As a result of our January 2001 restructuring, we expect total operating commitments of approximately $1.8 million pertaining to our Internet telephony service to be eliminated in 2001. The total estimated restructuring charge includes all costs expected to be incurred in order to terminate these obligations.

    Legal Matters

    The Company is subject to various legal proceedings and claims arising in the normal course of business. The Company's management does not expect that the results in any of these proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

6.  Income Taxes

    The provision for income taxes attributable to continuing operations consists of foreign income and withholding taxes of approximately $32,000, $70,000 and $155,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

    The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (35%) to income before taxes is as follows:

	December 31,
	1998	1999	2000
	(in thousands)
Tax at federal statutory rate	$(6,255)	$(7,874)	$(11,357)
Unutilized net operating losses	6,255	7,874	11,357
Foreign tax	32	70	155

Total	$32	$70	$155

    Significant components of the Company's deferred tax assets are as follows:

	December 31,
	1999	2000
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$14,200	$24,900
Tax credit carryforwards	700	1,200
Accruals and reserves not currently deductible	2,200	1,700

Total deferred tax assets	17,100	27,800

Valuation allowance	(17,100)	(27,800)

Net deferred tax assets	$—	$—

    SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

    The valuation allowance increased by $10.7 million during the year ended December 31, 2000. Approximately $500,000 of the valuation allowance is attributed to stock option deductions, the benefit of which will be credited to paid-in-capital when realized.

    As of December 31, 2000, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $68.0 million and $30.1 million, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $814,000 and $662,000, respectively. The federal and state net operating loss carryforwards and tax credit carryforwards will expire at various dates beginning in 2001 through 2020, if not utilized.

    Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

7.  Redeemable Convertible Preferred Stock and Stockholders' Equity

    Preferred Stock

    As of December 31, 1999 and 2000, the Company had 5,000,000 shares of preferred stock authorized at a par value of $0.001 per share. In accordance with the terms of the certificate of incorporation, the Board of Directors is authorized to provide for the issuance of one or more series of preferred stock, including increases or decreases to the series. The Board of Directors has the authority to set the rights, preferences and terms of such shares. As of December 31, 1999 and 2000, no shares of preferred stock were issued and outstanding.

    Convertible Preferred Stock Warrants

    As of December 31, 1999, the Company had previously issued convertible preferred stock warrants. Upon the effectiveness of the Company's initial public offering, all such warrants became exercisable as common stock.

    In connection with the granting of certain short-term loans it entered into in 1998, the Company issued fully exercisable warrants to purchase 17,724 shares of Series D convertible preferred stock at $11.20 per share and 1,785 shares of Series D convertible preferred stock at $7.00 per share. As of December 31, 2000, all warrants were still outstanding. The warrants are scheduled to expire as to 17,724 shares in November 2003 and 1,785 shares in December 2003. The warrants were valued utilizing the Black-Scholes option pricing model, and resulted in a fair market value of $9.30 per share utilizing a volatility factor of 1.02, interest rate of 5.18% and expected life of 4 years.

    In connection with certain equipment promissory notes, the Company issued fully exercisable warrants for the purchase of 10,000 shares of Series D convertible preferred stock at $7.00 per share. As of December 31, 2000, the warrants were net exercised to 7,853 shares of common stock.

    The Company had recorded warrant expenses of approximately $531,000 in 1998 and an additional $837,000 in 1999 to reflect the fair value of the above warrants, which are being amortized over the lives of the respective underlying arrangements. Amortization expense of approximately $408,000, $926,000 and $15,000 has been included in 1998, 1999 and 2000, respectively. The fair value of the warrants was calculated using the Black-Scholes option pricing model.

    Common Stock Warrants

    In connection with entering into a roaming agreement with a certain customer, the Company issued a warrant for the purchase of 102,699 shares of the Company's common stock at $7.00 per share. As of December 31, 2000, the warrant was still outstanding and fully exercisable. It will expire on the earlier of November 12, 2003 or the first anniversary of the date on which the roaming agreement with the customer is terminated.

    The warrant was valued utilizing the Black-Scholes option pricing model. The Company was required to reevaluate the warrant fair value for all periods through September 30, 1999 at which point a final measurement date existed. The fair value of the warrant at September 30, 1999 was determined to be $184,000 utilizing a volatility of 1.02, interest rate of 5.12% and expected life of 5 years. The fair value of the warrant is being amortized over the life of the agreement. Amortization expense of approximately $1,000, $115,000 and $69,000 has been included in 1998, 1999 and 2000.

    Stock Option Plans

    Effective December 1999, the Company adopted the 1999 Equity Incentive Plan (the "Equity Plan") and reserved 4,500,000 shares for issuance under the Equity Plan. Each year, beginning in 2001, the aggregate number of shares reserved for issuance under the Equity Plan will automatically increase by a number of shares equal to 5% of the Company's outstanding shares at the end of the preceding year. The Equity Plan provides for the granting of incentive stock options to employees and nonqualified stock options to employees, officers, consultants, directors, independent contractors and advisors. Under the Equity Plan, the Board of Directors determines the term of each award and the award price. In the case of incentive stock options, the exercise price may be established at an amount not less than the fair market value at the date of grant, while nonstatutory stock options may have exercise prices not less than 85% of the fair market value as of the date of grant. The exercise price of incentive stock option granted to a 10% shareholder will not be less than 110% of the fair market value of the shares on the date of grant. Options granted under the Equity Plan for new employees generally vest with respect to 20% of the shares ten months after the employee's hire date and the remainder vesting ratably over the following forty months and options expire no later than ten years from the date of grant.

    In addition, the Company's 1995 Stock Option Plan and the 1997 Stock Option Plan (the "Option Plans"), provided for the granting of incentive stock options to employees and directors and nonqualified stock options to employees, consultants, and directors. Options outstanding under the Option Plans generally were governed by the same terms as those under the Equity Plan, except that the options vest between 48 and 50 months. At the time of the Company's initial public offering, the Option Plans were terminated such that no new options may be granted under the Option Plans. Outstanding options at the date of the initial public offering remain outstanding under their original terms.

    Employee Stock Purchase Plan

    In September 1999, the Board of Directors approved the adoption of the 1999 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 500,000 shares of the Company's common stock for issuance under the Purchase Plan. The plan was adopted effective at the time of the initial public offering. Each year, beginning in 2001, the aggregate number of shares reserved for issuance under this plan will automatically increase by a number of shares equal to 1% of the Company's outstanding shares at the end of the preceding year. Under the Company's Purchase Plan, qualified employees can elect to have between 2 and 15 percent of their annual earnings withheld, subject to maximum purchase limitations, to purchase the Company's common stock at the end of six-month enrollment periods. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the twenty-four month offering period or at the end of each six-month purchase period.

    A summary of the activity of the various option plans is as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price
	(number of shares in thousands)
Outstanding at December 31, 1997	688	$1.20
Granted	1,383	$2.63
Exercised	(29)	$0.48
Cancelled	(191)	$1.88

Outstanding at December 31, 1998	1,851	$2.21
Granted	2,093	$7.28
Exercised	(376)	$1.62
Cancelled	(1,162)	$3.21

Outstanding at December 31, 1999	2,406	$6.22
Granted	2,189	$16.02
Exercised	(302)	$2.77
Cancelled	(767)	$10.24

Outstanding at December 31, 2000	3,526	$11.80

    The following tables summarize information about options outstanding and exercisable under the Company's various option plans at December 31, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)	(years)		(in thousands)
$0.28-$2.80	842	8.62	$2.30	279	$2.39
$4.20-$7.00	675	9.23	$5.64	95	$4.22
$8.19-$10.38	760	8.98	$9.19	183	$8.84
$10.63-$16.19	715	9.24	$12.25	168	$12.74
$36.00-$56.25	534	9.22	$37.63	113	$37.70

Total	3,526	9.03	$11.80	838	$10.83

    Options to purchase 435,000 and 371,000 shares of common stock were exercisable under the Company's various option plans at December 31, 1999 and 1998, respectively.

    In connection with the grant of stock options to employees through December 31, 1999, the Company recorded deferred compensation of $1,779,000 for the aggregate differences between the exercise prices of options at their dates of grant and the deemed fair value for accounting purposes of the common shares subject to these options. Such amount is included as a reduction of stockholders' equity and is being amortized on a straight-line basis over the option vesting periods, which are generally four years. The Company recorded compensation expense of $300,000 and $427,000 in 1999 and 2000, respectively.

    At December 31, 2000, the Company had reserved shares of common stock for potential future issuance consisting of 122,208 shares upon exercises of warrants, 4,500,000 shares for exercises under the Equity Plan and 500,000 shares under the Purchase Plan.

    Stock-Based Compensation

    As permitted under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to continue to follow APB No. 25 and related Interpretations in accounting for its stock-based awards to employees. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for awards to employees under the fair value method of SFAS No. 123. The fair value of stock options under the Equity Plan and stock purchase plan rights under the Purchase Plan was estimated as of the grant date using the Black-Scholes option pricing model (the minimum value method through the date of the Company's initial filing with the SEC). The Black-Scholes model was originally developed for use in estimating the fair value of traded options and requires the input of highly subjective assumptions including expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    The fair value of stock options granted in 1998, 1999 and 2000 were estimated at the date of grant assuming no expected dividends and the following weighted average assumptions.

	Stock Options
	1998	1999	2000
Expected life (years)	4.5	3.0	3.5
Expected stock price volatility	NA	.23	1.4
Risk-free interest rate	7.5%	5.5%	5.5%
	Stock Purchase
	1998	1999	2000
Expected life (years)	NA	.5	.5
Expected stock price volatility	NA	.85	1.7
Risk-free interest rate	NA	5.5%	5.5%

    As the Company was privately held until December 1999, volatility was not applicable until filing its Registration Statement. For purposes of pro forma disclosures, the estimated fair value of stock-based awards is amortized against pro forma net income over the stock-based awards' vesting period for options and over the offering period for stock purchases under the Purchase Plan.

    The Company's pro forma information is as follows:

	1998	1999	2000
	(in thousands, except per share amounts)
Pro forma net loss	$(17,980)	$(23,408)	$(42,747)
Pro forma basic and diluted net loss per share	$(9.23)	$(8.25)	$(2.21)

    Calculated under SFAS No. 123, the weighted-average fair values of the employee stock options granted during 1998, 1999 and 2000 were $0.76, $5.61 and $13.20, respectively. The weighted-average estimated fair value of shares purchased under the Purchase Plan during 1999 and 2000 were $5.26 and $6.75 per share, respectively.

8.  Segment Information

    The Company operates solely in one segment, providing a global network for Internet service providers and telecommunications companies, corporate enterprises and newly-emerging communications service providers.

    The following is a summary of revenue and long-lived assets by geographical area for the periods presented:

	1998	1999	2000
	(in thousands)
Revenue by external customers:
United States	$640	$4,246	$17,473
Southeast Asia	623	1,793	3,627
Japan	454	1,335	2,440
Europe	282	865	4,135
China	212	603	812
Rest of world	338	779	992

	$2,549	$9,621	$29,479

Long-lived assets:
United States	$1,954	$4,223	$10,901
Rest of world	101	181	577

	$2,055	$4,404	$11,478

    Revenue by external customer is based on the customer's billing locations. Long-lived assets are those assets used in each geographic location. For the year ended December 31, 2000 and 1999, one Internet telephony customer accounted for 16% of consolidated revenues. No single customer accounted for 10% of consolidated revenues for the year ended December 31, 1998.

9.  Subsequent Events (unaudited)

    In January 2001, the Company initiated a restructuring plan and ceased providing its Internet telephony service in order to focus on its Internet roaming service. As part of this restructuring plan, which primarily consists of reducing network and equipment expense, eliminating certain lease and facility obligations and a workforce reduction, the Company expects to incur a restructuring charge totaling approximately $7.0 million to $8.0 million in 2001.

GRIC COMMUNICATIONS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Description	Beginning of Period	Charged to Expense	Deductions (a)	Balance at End of Period
		(in thousands)
Allowance for doubtful accounts
For the year ended December 31, 1998	$214	$406	$236	$384
For the year ended December 31, 1999	384	730	413	701
For the year ended December 31, 2000	701	954	642	1,013

(a)
Represents amounts written off net of recoveries.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
SIGNATURES
GRIC COMMUNICATIONS, INC. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS