Form 10-Q
period 2001-03-31
GRIC COMMUNICATIONS INC
filed 2001-05-14
CIK 1059155

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to               .

Commission file number: 000-27871

GRIC COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0368092 (I.R.S. Employer Identification No.)

1421 McCarthy Blvd.
Milpitas, California 95035
(408) 955-1920
(Address, including Zip Code, of Registrant's Principal Executive Offices
and Registrant's Telephone Number, including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the registrant's common stock outstanding as of April 30, 2001 was 19,797,627 shares.

GRIC COMMUNICATIONS, INC.
Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GRIC COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	Mar. 31, 2001	Dec. 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,467	$29,320
Short-term investments	10,641	12,199
Accounts receivable, net of allowances of $2,655 and $1,013 at March 31, 2001 and December 31, 2000, respectively	4,977	5,732
Prepaid expenses and other current assets	1,222	374

Total current assets	35,307	47,625
Property and equipment, net	6,090	11,478
Other assets	395	302

Total assets	$41,792	$59,405

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,370	$8,517
Accrued compensation and benefits	1,695	2,500
Deferred revenue	2,524	1,366
Other current liabilities	209	319
Current portion of long-term debt and capital lease obligations	641	686

Total current liabilities	13,439	13,388
Long-term debt and capital lease obligations	358	481
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000 shares authorized at March 31, 2001 and December 31, 2000, respectively; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized at March 31, 2001 and December 31, 2000; 19,800 and 19,597 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	20	20
Additional paid-in capital	127,207	126,784
Deferred stock-based compensation	(946)	(1,052)
Accumulated deficit	(98,282)	(80,192)
Accumulated comprehensive loss	(4)	(24)

Total stockholders' equity	27,995	45,536

Total liabilities and stockholders' equity	$41,792	$59,405

See accompanying notes

GRIC COMMUNICATIONS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	Mar. 31, 2001	Mar. 31, 2000
Revenues:
Settlement	$5,208	$4,968
Software and other	145	234

Total revenues	5,353	5,202
Costs and expenses:
Cost of settlement revenues	3,846	4,611
Network and operations	1,830	1,347
Research and development	2,443	2,466
Sales and marketing	3,863	2,915
General and administrative	3,804	1,701
Amortization of stock-based compensation (1)	107	107
Restructuring charge	7,821	—

Total costs and expenses	23,714	13,147

Operating loss	(18,361)	(7,945)
Interest income and other, net	332	1,108
Interest expense	(38)	(53)

Operating loss before income taxes	(18,067)	(6,890)
Provision for income taxes	(23)	28

Net loss	$(18,090)	$(6,918)

Basic and diluted net loss per share	$(0.92)	$(0.36)

Shares used to compute basic and diluted net loss per share	19,697	19,163

(1)
Included in amortization of stock-based compensation is $2 for network and operations, $43 for research and development, $17 for sales and marketing and $45 for general and administrative, for each of the three months ended March 31, 2001 and 2000.

See accompanying notes

GRIC COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	Mar. 31, 2001	Mar. 31, 2000
Cash flows from operating activities:
Net loss	$(18,090)	$(6,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	919	760
Amortization of stock-based compensation	107	107
Loss on asset revaluation	183	—
Noncash portion of restructuring charge	5,581	—
Noncash warrant expenses—preferred stock	4	4
Noncash warrant expenses — common stock	—	34
Net changes in assets and liabilities:
Accounts receivable	755	(507)
Prepaid expenses and other current assets	(178)	(266)
Other assets	(77)	(19)
Accounts payable	(147)	517
Accrued compensation and benefits	(805)	45
Deferred revenue	1,158	—
Other current liabilities	(110)	(1)
Other long-term liabilities	(2)	18

Net cash used in operating activities	(10,702)	(6,226)

Cash flows from investing activities:
Available-for-sale investments:
Purchases	(5,000)	(16,700)
Maturities	6,558	11,063
Proceeds from sale of fixed assets	22	—
Capital expenditures	(1,988)	(2,677)

Net cash used in investing activities	(408)	(8,314)

Cash flows from financing activities:
Payments of debt	(166)	(151)
Proceeds from sales of common stock, net	423	207

Net cash provided by financing activities	257	56

Net decrease in cash and cash equivalents	(10,853)	(14,484)
Cash and cash equivalents at beginning of quarter	29,320	64,655

Cash and cash equivalents at end of quarter	$18,467	$50,171

Supplemental disclosures of cash flow information:
Income taxes paid	$2	$2
Interest paid	$39	$49

See accompanying notes

GRIC COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements, with the exception of the December 31, 2000 consolidated balance sheet which was derived from the audited consolidated financial statements included in the GRIC Communications, Inc. (the "Company") Annual Report on Form 10-K, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and restructuring accruals) considered necessary for a fair representation have been included. The results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for future periods. The following information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.  Summary of Significant Accounting Policies

  Net Loss Per Share

    Net loss per common share for the three months ended March 31, 2001 and 2000 was computed by dividing the net loss by the weighted average shares outstanding during the period in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of basic and diluted net loss per share, as their effect is antidilutive.

    Weighted-average options outstanding to purchase approximately 157,000 shares and 2.0 million shares of common stock for the three months ended March 31, 2001 and 2000, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

  Recent Accounting Pronouncements

    The Company implemented SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities,"as of the beginning of 2001. As the Company does not currently engage in derivatives or hedging transactions, there has been no impact on the Company's results of operations, financial position or cash flows, as a result of adopting SFAS No. 133.

3.  Comprehensive Loss

    The components of comprehensive loss for the three months ended March 31, 2001 and 2000 are as follows:

	Three months ended
	Mar. 31, 2001	Mar. 31, 2000
	(in thousands)
Net loss	$(18,090)	$(6,918)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale investments	20	(18)

Comprehensive loss	$(18,070)	$(6,936)

    The only component of accumulated comprehensive loss at March 31, 2001 and 2000 was unrealized gain (loss) on available-for-sale investments.

4.  Segment Information

    The Company operates solely in one segment, providing a global network for Internet service providers and telecommunications companies, corporate enterprises and newly-emerging communications service providers.

    The following is a summary of revenue and long-lived assets by geographical area for the periods presented:

	Three months ended
	March 31, 2001	March 31, 2000
	(in thousands)
Revenue by external customers:
United States	$2,892	$2,811
Southeast Asia	520	763
Japan	963	472
Europe	630	747
China	203	193
Rest of World	145	216

	$5,353	$5,202

	March 31, 2001	Dec. 31, 2000
	(in thousands)
Long-lived assets:
United States	$5,710	$10,901
Rest of World	380	577

	$6,090	$11,478

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

6.  Restructuring Event

    In January 2001, we undertook a strategic restructuring and decided to cease providing our Internet telephony settlement services, based on an analysis of the operating expenses required to support these services and the low gross margins associated with them, and our expectation that continued Internet telephony operations would require additional cash infusions to the business. We ceased to provide Internet telephony services during January 2001. We anticipate the strategic restructuring to be completed within this calendar year.

    In connection with the restructuring, we incurred a total charge to operations of $7.8 million. This restructuring charge was composed of $5.6 million for the retirement of fixed assets and $2.2 million for expected cash payments related to the termination of lease and facility obligations and employee severance costs, each of which are related to our Internet telephony services. As of March 31, 2001, $918,000 of the $2.2 million amount had been paid. We anticipate that future cash outlays will be funded from operations.

    The net book value of retired fixed assets not identified for sale totaled approximately $5.6 million. Fixed assets that have been identified for sale have been recorded at estimated recovery value and are classified as current assets held for sale, which are included in prepaid expenses and other current assets. We expect that these assets will be disposed of during the second and third quarters of 2001 through sales to third parties.

    The termination of lease and facility obligations resulted in a charge of $1.5 million. We considered the costs of terminating these commitments to be related to our decision to cease providing Internet telephony services. As of March 31, 2001, $310,000 has been paid and charged against current liabilities.

    Restructuring-related involuntary employee severance costs resulted in a charge of $708,000, pertaining to the expected termination of 67 employees, worldwide. Employees worldwide, who were involved in providing, selling or supporting Internet telephony services or who performed related functions, were considered during the cost-cutting plan. As of March 31, 2001, a total of 56 employees had been terminated and $620,000 of severance costs had been paid and charged against current liabilities. We anticipate that all employee terminations in connection with the restructuring plan will be completed prior to June 30, 2001.

    Recognition of settlement revenues derived from our Internet telephony settlement services during January 2001 has been deferred, due to the low probability of collection, until such time that cash is collected. Settlement revenues include $771,000 of Internet telephony services that were collected during the three months ended March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, such as statements of expected revenues and expenses, that involve risks and uncertainties. In addition, the section labeled "Factors That May Affect Future Results" consists primarily of forward-looking statements. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those detailed from time to time in our filings with the Securities and Exchange Commission and those discussed below and elsewhere in this Form 10-Q, particularly in "Factors That May Affect Future Results."

    Unless expressly stated or the content otherwise requires, the terms "we", "our", "us", "the Company" and "GRIC" refer to GRIC Communications, Inc. and its subsidiaries.

Overview

    On January 30, 2001, we announced actions to focus our business on our Internet roaming service, and to cease our Internet telephony service. Following this restructuring, we provide services and software that enable our customers to offer Internet-based mobile office communications services, such as Internet roaming, to their end users worldwide. Our customers include telecommunications companies, Internet service providers, corporate enterprises and newly emerging communications service providers.

    From our inception until 1997 we were both an Internet service provider in Northern California and an independent software developer for the Internet service provider community. In 1997, we sold our local Internet service provider business. We first recognized settlement clearinghouse revenues in 1997, and since 1998 we have derived our revenues primarily from settlement clearinghouse services. From late 1998 until January 2001, our settlement clearinghouse services included Internet telephony services, which are characterized by high revenues with low margins. We no longer provide Internet telephony services as a result of our January 2001 decision to focus on globally providing Internet-based mobile office communications services.

    We generate settlement revenues when we provide settlement services to customers whose end users initiate Internet communications. For global Internet roaming transactions, our settlement services consist of tracking usage, collecting the amount that a roamer's "home" service provider owes us, paying the appropriate amount to the service provider enabling local access, and providing the underlying usage data to our customer to enable end user billing. Our revenues during 2000 were primarily from the settlement revenues generated from Internet telephony transactions. For those transactions, we used our software to track the telephony call usage, settle the amounts owed to us and by us as a result of the transaction and provide the underlying usage data to our customers to enable billing of their end users. We discontinued our Internet telephony service in January 2001.

    We have incurred substantial losses since our inception as a result of expenses associated with building our GRIC Alliance and related network infrastructure and developing our software products. As of March 31, 2001, we had an accumulated deficit of approximately $98.3 million. We expect to incur additional losses for the foreseeable future, and we cannot assure you that we will achieve or sustain profitability. See "Factors That May Affect Future Results—We have not been profitable to date and we anticipate continued losses during 2001."

    Our business model has evolved in the course of our development and we believe that period-to-period comparisons of our operating results should not be relied upon as indicative of future performance. Our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. See "Factors That May Affect Future Results—Our operating history is more limited than that of many other companies, so you may find it difficult to evaluate our business in making an investment decision."

Results of Operations

First Quarter Ended March 31, 2001 Compared to First Quarter Ended March 31, 2000

Revenues

    Total revenues increased 3% to $5.4 million for the three months ended March 31, 2001 from $5.2 million for the three months ended March 31, 2000.

    Settlement Revenues.  Settlement revenues increased to $5.2 million in the three months ended March 31, 2001 from $5.0 million in the three months ended March 31, 2000, an increase of 5%. The increase reflects higher volumes of Internet roaming minutes, offset by lower revenues from our Internet telephony settlement services, due to our January 2001 restructuring. Recognition of settlement revenues derived from our Internet telephony settlement services during January 2001 has been deferred, due to the low probability of collection, until such time that cash is collected. Settlement revenues include $771,000 of Internet telephony services that were collected during the three months ended March 31, 2001. We expect settlement revenues from Internet roaming to increase in each quarter of 2001, and we expect total settlement revenues in 2001 to exceed total settlement revenues in 2000.

    Software and Other Revenues.  Software, hardware and maintenance and services revenues decreased to $145,000 in the three months ended March 31, 2001 from $234,000 in the three months ended March 31, 2000, a decrease of 38%. The decrease was primarily due to lower sales of Internet roaming software and maintenance and lower sales of prepaid Internet telephony software services and maintenance. We expect software and other revenues to constitute an insignificant component of total revenues in 2001.

Costs and Expenses

    Cost of Settlement Revenues.  Cost of settlement revenues consists of amounts we pay to access the Internet in order to provide our services. Cost of settlement revenues decreased to $3.8 million in the three months ended March 31, 2001 from $4.6 million in the three months ended March 31, 2000, a decrease of 17%. The decrease was primarily due to a decrease in telephony settlement costs as a result of ceasing to provide our low margin Internet telephony services during the first quarter of 2001. The decrease in Internet telephony settlement costs was partially offset by an increase in Internet roaming costs due to increased volumes of Internet roaming minutes. We expect that for 2001 the cost of settlement revenues will decline as a percentage of total settlement revenues as a result of our ceasing to provide Internet telephony service.

    Network and Operations.  Network and operations expenses include salaries, benefits, allocated facility and management information systems costs, costs of co-location of network equipment and leased telecommunication lines, and depreciation on network equipment. Network and operations expenses increased to $1.8 million in the three months ended March 31, 2001 from $1.3 million in the three months ended March 31, 2000, an increase of 36%. This increase was due to higher costs associated with the expansion of our customer support and network operation centers to support our customers on a 24 hours-a-day, seven days-a-week basis. This increase was partially offset by lower co-location and bandwidth costs. We expect that network and operations expenses will decrease in the three month period ending June 30, 2001, compared to the three month period ended March 31, 2001, and remain relatively flat during the last two quarters of 2001, as a result of our ceasing to provide Internet telephony service in January 2001.

    Research and Development.  Research and development expenses include salaries, benefits and recruiting costs of employees and outside consultants, quality assurance, allocated facility, management information systems and depreciation costs. Research and development expenses decreased to $2.4 million in the three months ended March 31, 2001 from $2.5 million in the three months ended March 31, 2000, a decrease of 1%. We expect to reduce overall research and development costs during 2001, as a result of the decreased complexity of our settlement services model following our January 2001 restructuring of operations. We also intend to reduce costs by licensing commercially available third-party software to supplement our internal efforts to develop and maintain our proprietary settlement software. Further, we expect our recently established development center in India to assist us in reducing our research and development expenses in 2001 due to the favorable costs of obtaining engineering talent in India compared to the San Francisco Bay area.

    Sales and Marketing.  Sales and marketing expenses include salaries, benefits and commissions earned by sales and marketing personnel, allocated facility, management information systems and depreciation costs, costs for marketing and promotional programs, and costs associated with our domestic and international sales offices. Sales and marketing expenses increased to $3.9 million in the three months ended March 31, 2001 from $2.9 million in the three months ended March 31, 2000, an increase of 33%. The increase reflects our investments in marketing and promotional campaigns to promote our brand identity. The increase also reflects the recruitment and hiring of additional personnel to expand our geographic coverage and to support the growth of our global Internet roaming services. We expect sales and marketing expenses to remain relatively flat, with increases in advertising offset by lower expenses due to our decision to cease providing Internet telephony services and focus on our Internet roaming services.

    General and Administrative.  General and administrative expenses consist of general corporate and facility costs as well as salary, benefits and related costs for executive, finance, legal, administrative, human resources, investor relations and management information systems functions, and provisions for uncollectible receivables. General and administrative expenses increased to $3.9 million in the three months ended March 31, 2001 from $1.7 million in the three months ended March 31, 2000, an increase of 124%. The increase is primarily due to a larger reserve on uncollected Internet telephony receivables. The increase also reflects the hiring of additional personnel and consultants to provide the infrastructure to support future growth, as well as increases in our professional service fees. We expect general and administrative expenses, excluding the reserve for uncollected Internet telephony receivables, to increase in 2001, but at a substantially lower rate of increase than we experienced in 2000.

    Amortization of Stock-Based Compensation.  Some stock options granted through December 31, 1999 are considered compensatory because the estimated fair value for accounting purposes was greater than the stock option exercise price as determined by the board of directors on the date of grant. As a result, we recorded expenses of $107,000 for the three months ended March 31, 2001 relating to the amortization of deferred compensation expense and had an aggregate of $946,000 of deferred compensation remaining to be amortized at March 31, 2001. Deferred compensation is amortized on a straight-line basis over the vesting period of the options. We expect amortization of approximately $427,000 in each of 2001 and 2002, and $198,000 in 2003.

    Restructuring Charge.  In January 2001, we undertook a strategic restructuring and decided to cease providing our Internet telephony settlement services, based on an analysis of the operating expenses required to support these services and the low gross margins associated with them, and our expectation that continued Internet telephony operations would require additional cash infusions to the business. We ceased to provide Internet telephony services during January 2001 and we anticipate the strategic restructuring to be completed within this calendar year.

    In connection with the restructuring, we incurred a total charge to operations of $7.8 million. This restructuring charge was composed of $5.6 million for the retirement of fixed assets and $2.2 million for expected cash payments related to the termination of lease and facility obligations and employee severance costs, each of which are related to our Internet telephony services. As of March 31, 2001, $918,000 of the $2.2 million amount had been paid. We anticipate that future cash outlays will be funded from operations.

    The net book value of retired fixed assets not identified for sale totaled approximately $5.6 million. Fixed assets that have been identified for sale have been recorded at estimated recovery value and are classified as current assets held for sale, which are included in prepaid expenses and other current assets. We expect that these assets will be disposed of during the second and third quarters of 2001 through sales to third parties.

    The termination of lease and facility obligations resulted in a charge of $1.5 million. We considered the costs of terminating these commitments to be related to our decision to cease providing Internet telephony services. As of March 31, 2001, $310,000 has been paid and charged against current liabilities.

    Restructuring-related involuntary employee severance costs resulted in a charge of $708,000, pertaining to the expected termination of 67 employees, worldwide. Employees worldwide, who were involved in providing, selling or supporting Internet telephony services or who performed related functions, were considered during the cost-cutting plan. As of March 31, 2001, a total of 56 employees had been terminated and $620,000 of severance costs had been paid and charged against current liabilities. We anticipate that all employee terminations in connection with the restructuring plan will be completed prior to June 30, 2001.

Interest Income and Other, Net

    Interest income and other, net, primarily represents interest income on cash balances. Interest income and other, net, decreased to $332,000 in the three months ended March 31, 2001 from $1.1 million in the three months ended March 31, 2000. The decrease is primarily due to the higher than average cash balances during the first quarter of 2000, resulting from our initial public offering in December 1999, and a loss of $183,000 on asset revaluation.

Interest Expense

    Interest expense consists of amortization of the fair value of warrants issued in connection with our financing activities and interest expense associated with capital leases and bridge financing. Interest expense decreased to $38,000 for the three months ended March 31, 2001 from $53,000 for the three months ended March 31, 2000.

Income Taxes

    The provision for income taxes consists of foreign taxes. SFAS No. 109, "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of these assets is more likely than not. Based upon available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against its deferred tax assets. We intend to continue to evaluate our ability to realize the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

    Operating activities.  Net cash used in operating activities was $10.7 million in three months ended March 31, 2001 and $6.2 million in the three months ended March 31, 2000. Net cash used in operating activities in the three months ended March 31, 2001 was primarily a result of our net operating losses and our January 2001 strategic restructuring charges. Net cash used in operating activities in the three months ended March 31, 2000 was primarily the result of our net operating losses.

    Investing activities.  Net cash used in investing activities was $408,000 for three months ended March 31, 2001 and $8.3 million for the three months ended March 31, 2000. Our recent capital expenditures consisted primarily of purchases of computer hardware and software, relating to our network infrastructure. We expect that capital expenditures will decrease as we ceased providing our Internet telephony services in January 2001.

    Financing activities.  Net cash provided by financing activities was $257,000 in the three months ended March 31, 2001 and $56,000 in the three months ended March 31, 2000. Financing activities in the three months ended March 31, 2001 primarily consisted of proceeds from sales of common stock through our employee stock purchase plan and exercise of stock options.

    Commitments.  We lease all of our facilities under operating leases that expire at various dates through 2007. As of March 31, 2001, we had $3.9 million in future operating lease commitments and $939,000 of capital lease obligations and equipment promissory notes. We have accrued for anticipated costs relating to our decision to cease our Internet telephony services in January 2001.

    Summary of Liquidity.  Our consolidated financial statements are prepared and presented on a going concern basis. At March 31, 2001, we had an accumulated deficit of $98.3 million and incurred a net loss of $18.1 million for the three months ended March 31, 2001. We expect such losses to continue during 2001. In January 2001, we announced certain actions to focus our efforts on our Internet roaming service and cease providing our low margin Internet telephony service. Our restructuring plan was designed to reduce our operating expenses in 2001, primarily through anticipated savings attributable to Internet telephony related operations. The cost-cutting plan, which includes a reduction of employee workforce, elimination of leased bandwidth to operate our Internet telephony backbone and elimination of costs to operate our Internet telephony equipment, is expected to provide savings of approximately $7.0 million during the first year. There can be no assurance that we will be successful in reducing operating expenses in the future.

    We believe that our available cash, cash equivalents and short term investments of $29.1 million at March 31, 2001, future cash savings as a result of ceasing to provide our Internet telephony service, and cash expected to be generated by operations during 2001 will be adequate to fund planned operations for at least the next twelve months.

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

    If we are unable to attain our revenue and margin goals, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring may be necessary to enable us to meet our cash requirements through at least March 2002. These actions could have a material adverse effect on our business, results of operations and prospects. Furthermore, we may need to raise additional funds in future periods through public or private financing, or other arrangements to fund operations and potential acquisitions, if any. We may never achieve profitability. Any additional financing, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

Factors That May Affect Future Results

    In addition to the information in this Quarterly Report Form 10-Q, the following should be considered in evaluating GRIC and our business.

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

    As a result of our January 2001 restructuring and the recent decline in price of our common stock, our personnel may seek opportunities with larger, more established companies or companies they perceive to have better prospects. This may cause us to lose critical personnel or to increase recruiting expenses, or both.

    In order to implement our model successfully, we will need to retain and hire personnel. Specifically, our sales efforts require highly trained sales personnel. Competition for these individuals is intense, and we may not be able to hire the type and number of sales personnel we need. Moreover, even after we hire these individuals, they require extensive training in our products and services. If we are unable to continue to retain our current employees and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our services, which may prevent us from generating revenue and achieving and maintaining profitability.

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

    To date, we have not been profitable. We cannot assure you that we will ever achieve or sustain profitability. We reported operating losses before income taxes of $32.3 million for 2000, $22.5 million for 1999 and $17.9 million for 1998. As of March 31, 2001, our accumulated deficit was $98.3 million. We expect to incur operating losses during 2001. In particular, we expect to continue to invest in research and development and sales and marketing, and we expect to face pressure to adopt new pricing arrangements, including volume discounts, that may lower our gross margins. If revenues do not meet levels we anticipate, or if our costs and expenses exceed our expectations, we will continue to sustain losses, and our business and the price of our common stock may be harmed.

We may require additional capital for our operations, which could have a negative effect on your investment.

    We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures in the foreseeable future. However, we may need to raise additional funds in the future in order to fund operations or acquisitions.

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

    Our business is characterized by a long sales cycle, including contact with a potential customer, establishment of a new customer relationship, winning the new customer and realizing significant transaction-based revenues. This makes it difficult for us to predict future revenues. In addition, we incur substantial sales costs before we win a customer or recognize any related revenue, which increases the volatility of our results because we may have high costs without associated offsetting revenues.

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

    As of March 31, 2001, our executive officers and directors and their affiliated entities owned approximately 30% of our outstanding common stock. Accordingly, these stockholders, acting together, will have a substantial influence on all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration could also have the effect of delaying or preventing a change in control of our company.

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

    If the market price for our common stock falls and remains below $1.00 per share, our market capitalization falls and remains below $35 million or we otherwise fail to meet the criteria for continued listing on The Nasdaq National Market, our common stock may be deemed to be penny stock. On April 6, 2001, the closing price of our common stock was $0.875. If our common stock were considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent, disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock and your ability to sell the common stock.

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

  •
  emergence of competing technologies and communications paradigms;

  •
  security concerns;

  •
  new regulatory requirements;

  •
  inconsistent quality of service; and

  •
  lack of availability of cost-effective service.

Security concerns may deter the use of the Internet for Internet-based communications, which would reduce demand for our products and services.

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

    To date, governmental laws and regulations applicable to access to or commerce on the Internet have not materially restricted use of the Internet in our markets. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. For example, Congress and other federal entities have adopted or are considering legislative and regulatory proposals that would regulate the Internet and Internet-based services. The European Union has enacted several directives relating to the Internet, including one, which affects U.S. companies that collect or transmit information over the Internet from individuals in European Union Member States. New domestic or foreign taxes could also be adopted that would apply to the delivery or use of communications services over the Internet. Uncertainty about and adoption of new regulations could increase our costs of doing business, or prevent us from delivering our products and services over the Internet or significantly slow the growth of the Internet. This could delay growth in demand for our products and services and harm our business.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

    FOREIGN CURRENCY RISK.  We have limited exposure to financial market risks, including changes in foreign currency exchange rates and interest rates. Although we have foreign operations in Europe and Asia, to date, our exposure to foreign currency fluctuations has not been significant.

    INTEREST RATE RISK.  Our exposure to interest rate risk relates primarily to our investment portfolio and debt obligations. Interest rate risk occurs when we cannot hold a purchased investment to its maturity. We limit the weighted-average maturity of our investment portfolio to 90 days. We intend to hold our securities until maturity and, therefore, do not expect to recognize an adverse impact on income or cash flows, although there can be no assurance of this. We have established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. We place investments with high credit quality issuers according to our investment policy. We do not use derivative financial instruments in our investment portfolio. All investments are carried at fair market value for 2001. Due to the short-term nature of our investments and the immaterial amount of our debt obligation, we believe that there is no material exposure to interest fluctuation. Therefore, no accompanying table has been provided.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    We are involved in certain claims and may in the future become involved in claims and legal preceedings arising in the normal course of business. Our management does not expect that the outcome of these existing claims will have a material effect on our financial position, results of operations or cash flows.

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

    In connection with the offering, we incurred $5.2 million in underwriting discounts and commissions, and $2.0 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were $66.8 million. From the effective date of the registration statement through March 31, 2001, we applied $10.6 million of the proceeds towards short-term investments, $12.8 million of the proceeds towards capital expenditures and the balance of the proceeds to working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

    The following exhibits are filed herewith:

Exhibit Number	Description
10.28	Offer letter dated December 8, 1999 to Laura Mellow.
10.29	Offer letter dated February 13, 2001 to John Rasmus.
(b)
Reports on Form 8-K

    No reports on Form 8-K were filed for the three months ended March 31, 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2001.

GRIC COMMUNICATIONS, INC.
/s/ JOSEPH M. ZAELIT Joseph M. Zaelit Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)
/s/ KIM S. SILVERMAN Kim S. Silverman Vice President and Corporate Controller (Principal Accounting Officer)

QuickLinks

GRIC COMMUNICATIONS, INC. Index
PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
SIGNATURE