Form 10-Q
period 2001-06-30
GRIC COMMUNICATIONS INC
filed 2001-08-14
CIK 1059155

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001

or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the registrant's common stock outstanding as of July 31, 2001 was 19,999,685 shares.

GRIC COMMUNICATIONS, INC.
Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GRIC COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2001	Dec. 31, 2000
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,284	$29,320
Short-term investments	10,128	12,199
Accounts receivable, net of allowances of $458 and $1,013 at June 30, 2001 and December 31, 2000, respectively	3,227	5,732
Prepaid expenses and other current assets	922	374

Total current assets	25,561	47,625
Property and equipment, net	5,412	11,478
Other assets	785	302

Total assets	$31,758	$59,405

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,142	$8,517
Accrued compensation and benefits	1,779	2,500
Deferred revenue	615	1,366
Other current liabilities	125	319
Current portion of long-term debt and capital lease obligations	729	686

Total current liabilities	9,390	13,388
Long-term liabilities	181	481
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000 shares authorized at June 30, 2001 and December 31, 2000, respectively; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized at June 30, 2001 and December 31, 2000; 19,832 and 19,597 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	20	20
Additional paid-in capital	127,254	126,784
Deferred stock-based compensation	(839)	(1,052)
Accumulated deficit	(104,245)	(80,192)
Accumulated other comprehensive loss	(3)	(24)

Total stockholders' equity	22,187	45,536

Total liabilities and stockholders' equity	$31,758	$59,405

See accompanying notes

GRIC COMMUNICATIONS, INC.

Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Revenues:
Settlement	$5,082	$6,774	$10,290	$11,742
Software and other	137	264	282	498

Total revenues	5,219	7,038	10,572	12,240
Costs and expenses:
Cost of settlement revenues	2,792	5,862	6,638	10,473
Cost of software and other revenues	—	76	—	76
Network and operations	1,638	1,828	3,468	3,175
Research and development	1,150	2,800	3,593	5,266
Sales and marketing	3,761	3,198	7,624	6,113
General and administrative	1,972	2,159	5,776	3,860
Amortization of stock-based compensation (1)	106	106	213	213
Restructuring charge	(48)	—	7,773	—

Total costs and expenses	11,371	16,029	35,085	29,176

Operating loss	(6,152)	(8,991)	(24,513)	(16,936)
Interest income and other, net	273	970	605	2,078
Interest expense	(35)	(36)	(73)	(89)

Loss before income taxes	(5,914)	(8,057)	(23,981)	(14,947)
Provision for income taxes	48	48	71	76

Net loss	$(5,962)	$(8,105)	$(24,052)	$(15,023)

Basic and diluted net loss per share	$(0.30)	$(0.42)	$(1.22)	$(0.78)

Shares used to compute basic and diluted net loss per share	19,793	19,228	19,745	19,195

(1)
Included in amortization of stock-based compensation for each of the three months ended June 30, 2001 and 2000 is $2 for network and operations, $43 for research and development, $16 for sales and marketing and $45 for general and administrative.

  Included in amortization of stock-based compensation for each of the six months ended June 30, 2001 and 2000 is $4 for network and operations, $86 for research and development, $33 for sales and marketing and $90 for general and administrative.

See accompanying notes

GRIC COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2001	June 30, 2000
Cash flows from operating activities:
Net loss	$(24,052)	$(15,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,718	1,618
Amortization of stock-based compensation	213	213
Loss on asset revaluation	183	—
Gain on sale of fixed assets	(48)	—
Noncash portion of restructuring charge	5,581	—
Noncash warrant expenses — preferred stock	8	8
Noncash warrant expenses — common stock	—	69
Net changes in assets and liabilities:
Accounts receivable	2,505	(1,517)
Prepaid expenses and other current assets	(249)	(33)
Other assets	(471)	(48)
Accounts payable	(2,375)	902
Accrued compensation and benefits	(721)	772
Deferred revenue	(751)	1
Other current liabilities	(194)	149
Other long-term liabilities	78	61

Net cash used in operating activities	(18,575)	(12,828)

Cash flows from investing activities:
Available-for-sale investments:
Purchases	(6,500)	(21,700)
Maturities	8,571	15,659
Proceeds from sales of fixed assets	440	—
Capital expenditures	(2,107)	(4,581)

Net cash provided (used) in investing activities	404	(10,622)

Cash flows from financing activities:
Payment of debt and capital lease obligations	(335)	(313)
Proceeds from sales of common stock, net	470	517

Net cash provided by financing activities	135	204

Net decrease in cash and cash equivalents	(18,036)	(23,246)
Cash and cash equivalents at beginning of year	29,320	64,655

Cash and cash equivalents at end of year	$11,284	$41,409

Supplemental disclosures of cash flow information:
Income taxes paid	$9	$2
Interest paid	$70	$80

See accompanying notes

GRIC COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

    Except for the December 31, 2000 consolidated balance sheet, which was derived from the audited consolidated financial statements included in the GRIC Communications, Inc. (the "Company") Annual Report on Form 10-K, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and restructuring accruals) considered necessary for a fair representation have been included. The results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for future periods. The following information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. Summary of Significant Accounting Policies

    Net Loss Per Share

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of basic and diluted net loss per share, as their effect is antidilutive.

    Weighted-average options outstanding to purchase approximately 948,000 and 1.4 million shares of common stock for the three months ended June 30, 2001 and 2000, respectively, and 543,000 and 1.9 million shares of common stock for the six months ended June 30, 2001 and 2000, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

3. Comprehensive Loss

    The components of comprehensive loss for the three and six months ended June 30, 2001 and 2000, respectively, are as follows:

	Three months ended		Six months ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
	(in thousands)
Net loss	$(5,962)	$(8,105)	$(24,052)	$(15,023)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	(23)	4	(3)	(14)

Comprehensive loss	$(5,985)	$(8,101)	$(24,055)	$(15,037)

    The only component of accumulated other comprehensive gain (loss) at June 30, 2001 and 2000 was unrealized loss on available-for-sale securities.

4. Segment Information

    The Company operates solely in one segment, providing a global network for Internet service providers and telecommunications companies, corporate enterprises and newly-emerging communications service providers.

    The following is a summary of revenue and long-lived assets by geographical area for the periods presented:

	Three months ended		Six months ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
	(in thousands)		(in thousands)
Revenue by external customers:
United States	$2,306	$4,207	$5,198	$7,018
Southeast Asia	595	782	1,115	1,692
Japan	1,277	555	2,240	1,027
Europe	672	1,050	1,302	1,650
Greater China(1)	236	198	439	391
Rest of world	133	246	278	462

	$5,219	$7,038	$10,572	$12,240

  (1)
  Greater China includes the People's Republic of China, Hong Kong S.A.R. and the Republic of Taiwan.

	June 30, 2001	December 31, 2000
	(in thousands)
Long-lived assets:
United States	$5,029	$10,901
Rest of world	383	577

	$5,412	$11,478

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

    On July 24, 2001, the Company and four of its officers were named as defendants in a purported securities class-action lawsuit filed in the United States District Court, Southern District of New York. This lawsuit is captioned Colbert Birnet LP v. GRIC Communications, Inc. et al., No. 01 CIV. 6771. On August 1, 2001, a substantially identical lawsuit was filed in the same court, naming the Company and four of its officers, under the caption Northern Capital Holdings Inc. v. GRIC Communications, Inc. et al., No. 01 CIV. 7124. To date, substantially identical lawsuits have been filed against more than 100 other technology companies who sold shares of their companies' respective common stock in initial public offerings during 1999 and 2000. The present complaints allege claims against the Company, certain of its officers (each suit names a different set of four officers), and/or CIBC World Markets Corp., Prudential Securities Incorporated and U.S. Bancorp Piper Jaffray Inc., underwriters of the Company's December 14, 1999 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaints also allege claims solely against CIBC World Markets Corp., Prudential Securities Incorporated and U.S. Bancorp Piper Jaffray Inc. under Section 12(2) of the Securities Act of 1933 and against all the named defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended. The complaints appear to allege that CIBC World Markets Corp., Prudential Securities Incorporated and U.S. Bancorp Piper Jaffray Inc. entered into improper commissions agreements regarding aftermarket trading in the Company's common stock purportedly issued pursuant to the registration statement for the initial public offering. The lawsuit brought by Northern Capital Holdings Inc. also names Deutsche Bank Securities, Inc. as a defendant and alleges claims against them substantially similar to the claims alleged against CIBC World Markets Corp., Prudential Securities Incorporated and U.S. Bancorp Piper Jaffray Inc. The Company's management believes that the lawsuits are without legal merit and intends to defend them vigorously.

6. Restructuring Event

    In January 2001, the Company undertook a strategic restructuring and decided to cease providing its Internet telephony settlement services, based on an analysis of the operating expenses required to support these services and the low gross margins associated with them, and on the Company's expectation that continued Internet telephony operations would require additional cash infusions to the business. The Company anticipates that its strategic restructuring will be completed within this calendar year.

    The provision and associated charges against the provision for restructuring, each of which relate to the discontinuation of Internet telephony operations, through the three months ended June 30, 2001, are as follows:

	Employee Severance Costs	Termination of Lease and Facility Obligations	Retirement of Fixed Assets	Total
	(in thousands)
Q1 2001 provision	$708	$1,532	$5,581	$7,821
Non-cash charges	—	—	(5,581)	(5,581)
Cash charges	(620)	(310)	—	(930)

Accruals at March 31, 2001	88	1,222	—	1,310
Cash charges	(88)	(289)	—	(377)

Accruals at June 30, 2001	$—	$933	$—	$933

    Recognition of settlement revenues derived from the Company's Internet telephony settlement services through January 2001, when these services were ceased, has been deferred, due to the low probability of collection, until the time of cash collection. Settlement revenues include $132,000 and $903,000 of Internet telephony services that were collected during the three and six months ended June 30, 2001, respectively.

    During the three months ended March 31, 2001 and June 30, 2001, cash received from the sale of fixed assets to third parties was $131,000 and $287,000, respectively. The sale of these assets resulted in a gain of $48,000 in the three months ended June 30, 2001. As of June 30, 2001, a total of 58 employees had been terminated and $708,000 of severance costs had been paid and charged against current liabilities. All employee terminations in connection with the restructuring plan have been completed as of June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, such as statements of expected revenues and expenses, that involve risk and uncertainties.  We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those detailed from time to time in our filings with the Securities and Exchange Commission and those discussed in this Form 10-Q, particularly in "Factors That May Affect Future Results."

    Unless expressly stated or the content otherwise requires, the terms "we", "our", "us", "the Company" and "GRIC" refer to GRIC Communications, Inc. and its subsidiaries as a whole.

Overview

    We provide services and software that enable our customers to offer Internet-based mobile office communications services, such as Internet roaming, to their end users worldwide. Our customers include telecommunications companies, Internet service providers, corporate enterprises and newly emerging communications service providers.

    From our inception until 1997 we were both an Internet service provider in Northern California and an independent software developer for the Internet service provider community. In 1997, we sold our local Internet service provider business. We first recognized settlement revenues in 1997, and since 1998 we have derived our revenues primarily from settlement services. From late 1998 until January 2001, our settlement services included Internet telephony services, which are characterized by high revenues with low margins. On January 30, 2001, we announced actions to focus our business on our Internet roaming service, and to cease our Internet telephony service, based on an analysis of the operating expenses required to support Internet telephony services along with the low gross margins associated with them, and our expectation that continued Internet telephony operations would require additional cash infusions to the business. In connection with that new focus, we also restructured our operations by reducing our workforce, eliminating bandwidth costs associated with Internet telephony and reducing equipment and network maintenance expenses. Following this restructuring we are focused on globally providing Internet-based mobile office communications services.

    We generate settlement revenues when we provide settlement services to customers whose end users initiate Internet communications. For global Internet roaming transactions, our settlement services consist of tracking usage, collecting the amount that a roamer's "home" service provider owes us, paying the appropriate amount to the service provider enabling local access, and providing the underlying usage data to our customer to enable end user billing. Revenues during 2000 were primarily settlement revenues generated from Internet telephony transactions, which we discontinued in January 2001.

    We have incurred substantial losses since our inception as a result of expenses associated with building our GRIC Alliance and related network infrastructure and developing our software products. As of June 30, 2001, we had an accumulated deficit of approximately $104.2 million. We expect to incur additional losses for the foreseeable future, and we cannot assure you that we will achieve or sustain profitability. See "Factors That May Affect Future Results—We have not been profitable to date and we anticipate continued losses during 2001."

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

Results of Operations

Second Quarter and Year-to-Date Ended June 30, 2001 Compared to Second Quarter and Year-to-Date Ended June 30, 2000

Revenues

    Total revenues decreased to $5.2 million in the three months ended June 30, 2001 from $7.0 million in the three months ended June 30, 2000, representing a decrease of 26%. Total revenues decreased to $10.6 million in the six months ended June 30, 2001 from $12.2 million in the six months ended June 30, 2000, representing a decrease of 13%.

    Settlement Revenues.  Settlement revenues decreased to $5.1 million in the three months ended June 30, 2001 from $6.8 million in the three months ended June 30, 2000, representing a decrease of 25%. Settlement revenues decreased to $10.3 million in the six months ended June 30, 2001 from $11.7 million in the six months ended June 30, 2000, representing a decrease of 12%. The decreases were due to lower revenues from our Internet telephony settlement services resulting from our January 2001 restructuring, partially offset by increased revenues from our Internet roaming services. Settlement revenues include $132,000 and $903,000 of Internet telephony services that had been deferred from prior periods due to the low probability of collection, but were collected during the three months and six months ended June 30, 2001, respectively. We expect settlement revenues from Internet roaming services to increase in each quarter of 2001.

    Software and Other Revenues.  Software, hardware, and maintenance and services revenues decreased to $137,000 in the three months ended June 30, 2001 from $264,000 in the three months ended June 30, 2000, representing a decrease of 48%. Software, hardware and maintenance and services revenues decreased to $282,000 in the six months ended June 30, 2001 from $498,000 in the six months ended June 30, 2000, representing a decrease of 43%. The decrease was primarily due to lower sales of Internet roaming software and maintenance and lower revenue from prepaid Internet telephony software, services and maintenance, which we ceased providing in January 2001. We expect software and other revenues to constitute an insignificant component of total revenues in 2001.

Costs and Expenses

    Cost of Settlement Revenues.  Cost of settlement revenues consists of amounts we pay to access the Internet in order to provide Internet roaming services for our customers and, before our decision to cease providing Internet telephony services, to terminate Internet telephony services for our customers. Cost of settlement revenues decreased to $2.8 million in the three months ended June 30, 2001 from $5.9 million in the three months ended June 30, 2000, representing a decrease of 52%. Cost of settlement revenues decreased to $6.6 million in the six months ended June 30, 2001 from $10.5 million in the six months ended June 30, 2000, representing a decrease of 37%. The decrease was primarily due to a decrease in Internet telephony settlement costs as a result of our ceasing to provide low margin Internet telephony services during January 2001. The decrease in Internet telephony settlement costs was partially offset by an increase in Internet roaming costs due to increased volumes of Internet roaming minutes. We expect that for 2001 the cost of settlement revenues will decline as a percentage of total settlement revenues as a result of our ceasing to provide Internet telephony service, thereby improving overall settlement margins.

    Cost of Software and Other Revenues.  Cost of software, hardware and maintenance services revenues represents the cost of equipment, software and professional services. Cost of software, hardware and maintenance and services revenues decreased to zero in the three months ended June 30, 2001 from $76,000 in the three months ended June 30, 2000. Cost of software, hardware and maintenance and services revenues decreased to zero in the six months ended June 30, 2001 from $76,000 in the six months ended June 30, 2000.

    Network and Operations.  Network and operations expenses include salaries, depreciation on network equipment, allocated facility and management information systems costs, benefits, and costs of co-location of network equipment and leased telecommunication lines. Network and operations expenses decreased to $1.6 million in the three months ended June 30, 2001 from $1.8 million in the three months ended June 30, 2000, representing a decrease of 11%. Network and operations expenses increased to $3.5 million in the six months ended June 30, 2001 from $3.2 million in the six months ended June 30, 2000, representing an increase of 9%. The decrease in the three months ended June 30, 2001 was primarily due to our ceasing to provide Internet telephony service in January 2001 resulting in decreased costs of co-location of network equipment and leased telecommunication lines. This decrease was partially offset by an overall increase in staffing and related expenses to provide customer support and to operate our network centers 24 hours-a-day, seven days-a-week basis. The increase in the six months ended June 30, 2001 was primarily due to higher staffing and related expenses in our network and operations centers as compared to the first six months of 2000. We expect that network and operations expenses will remain relatively flat during the last two quarters of 2001.

    Research and Development.  Research and development expenses include salaries, benefits and recruiting costs of employees and outside consultants, quality assurance, allocated facility, management information systems and depreciation costs. Research and development expenses decreased to $1.2 million in the three months ended June 30, 2001 from $2.8 million in the three months ended June 30, 2000, representing a decrease of 57%. Research and development expenses decreased to $3.6 million in the six months ended June 30, 2001 from $5.3 million in the six months ended June 30, 2000, representing a decrease of 32%. The decrease is primarily due to the decreased complexity of our settlement services model following our January 2001 restructuring of operations. Further, we expect our recently established development center in India to assist us in reducing our research and development expenses for the remainder of 2001 due to the favorable costs of obtaining engineering talent in India compared to the San Francisco Bay area.

    Sales and Marketing.  Sales and marketing expenses include salaries, benefits and commissions earned by sales and marketing personnel, allocated facility, management information systems and depreciation costs, costs for marketing and promotional programs, and costs associated with domestic and international sales offices. Sales and marketing expenses increased to $3.8 million in the three months ended June 30, 2001 from $3.2 million in the three months ended June 30, 2000, representing an increase of 19%. Sales and marketing expenses increased to $7.6 million in the six months ended June 30, 2001 from $6.1 million in the six months ended June 30, 2000, representing an increase of 25%. The increases reflect our investments in marketing and promotional campaigns to promote our brand identity. The increases also reflect the recruitment and hiring of additional personnel to expand our geographic coverage and to support the growth of our global Internet roaming services. We expect sales and marketing expenses to increase modestly for the remainder of 2001.

    General and Administrative.  General and administrative expenses consist of general corporate and facility costs as well as salary, benefits and related costs for executive, finance, legal, administrative, human resources, investor relations and management information systems functions, and provisions for uncollectible receivables. General and administrative expenses decreased to $2.0 million in the three months ended June 30, 2001 from $2.2 million in the three months ended June 30, 2000, representing a decrease of 9%. General and administrative expenses increased to $5.8 million in the six months ended

June 30, 2001 from $3.9 million in the six months ended June 30, 2000, representing an increase of 49%. The decrease in the three months ended June 30, 2001 was primarily due to a decrease in the provisions for uncollectible receivables resulting from our ceasing to provide Internet telephony service in January 2001. The increase in the six months ended June 30, 2001 is primarily due to fully reserving, during the first quarter of 2001, all uncollected Internet telephony receivables. The increase also reflects the hiring of additional personnel and consultants to provide the infrastructure to support future growth, as well as increases in the total fees we were charged for professional services. We expect general and administrative expenses, excluding the reserve for uncollected Internet telephony receivables, to decrease slightly during the last two quarters of 2001.

    Amortization of Stock-Based Compensation.  Some stock options previously granted through December 14, 1999 are considered compensatory because the estimated fair value for accounting purposes was greater than the stock option exercise price as determined by the board of directors on the date of grant. As a result, we have recorded related amortization of deferred compensation expense of $106,000 in the three months ended June 30, 2001 and $213,000 in the six months ended June 30, 2001. As of June 30, 2001, we had an aggregate of $839,000 of deferred compensation remaining to be amortized. Deferred compensation is amortized on a straight-line basis over the vesting period of the options. We expect amortization of approximately $427,000 in each of 2001, and 2002, and $198,000 in 2003.

    Restructuring Charge.  In connection with our January 2001 restructuring, which we anticipate will be completed within this calendar year, we incurred a total charge to operations of $7.8 million in the first quarter of 2001. This restructuring charge was composed of $5.6 million for the retirement of fixed assets, $1.5 million for expected cash payments related to the termination of lease and facility obligations and $708,000 employee severance costs, each of which are related to our Internet telephony services. During the three months ended March 31, 2001 and June 30, 2001 cash received from the sale of fixed assets to third parties was $131,000 and $287,000, respectively. During the three months ended March 31, 2001 and June 30, 2001, cash payments were made for the termination of lease and facility obligations totaling $310,000 and $289,000, respectively, and employee severance payments were made totaling $620,000 for 53 employees and $88,000 for 5 employees, respectively. All employee terminations in connection with the restructuring plan have been completed as of June 30, 2001.

Interest Income and Other, Net

    Interest income and other, net, primarily represents interest income on cash balances. Interest income and other, net, decreased to $273,000 in the three months ended June 30, 2001 from $970,000 in the three months ended June 30, 2000. Interest income and other, net, decreased to $605,000 in the six months ended June 30, 2000 from $2.1 million in the six months ended June 30, 2000. The decreases are primarily due to the higher cash balances in 2000 resulting from our initial public offering in December 1999 and subsequent reductions for cash used in operations.

Interest Expense

    Interest expense consists of amortization of the fair value of warrants issued in connection with our financing activities and interest expense associated with capital leases and bridge financing. Interest expense decreased to $35,000 in the three months ended June 30, 2001 from $36,000 in the three months ended June 30, 2000. Interest expense decreased to $73,000 in the six months ended June 30, 2001 from $89,000 in the six months ended June 30, 2000, due primarily to the payment of outstanding capital lease obligations.

Income Taxes

    The provision for income taxes remained the same at $48,000 for the three months ended June 30, 2001 and for the three months ended June 30, 2000. The provision for income taxes decreased to $71,000 in the six months ended June 30, 2001 from $76,000 in the six months ended June 30, 2000. The provision for income taxes consists of foreign tax provisions.

Liquidity and Capital Resources

    Operating activities.  Net cash used in operating activities was $18.6 million and $12.8 million in the six months ended June 30, 2001 and 2000, respectively. Net cash used in operating activities in the six months ended June 30, 2001 was primarily due to net operating losses and our January 2001 strategic restructuring charges.

    Investing Activities.  Net cash provided (used) in investing activities was $404,000 and $(10.6) million in the six months ended June 30, 2001 and 2000, respectively. Our recent capital expenditures consisted primarily of purchases of computer hardware and software, relating to the network infrastructure.

    Financing Activities.  Net cash provided by financing activities was $135,000 and $204,000 in the six months ended June 30, 2001 and 2000, respectively. Financing activity in the six months ended June 30, 2001, primarily consisted of proceeds from sales of common stock through our employee stock purchase plan and exercise of stock options.

    Commitments.  We lease all of our facilities under operating leases that expire at various dates through 2003. As of June 30, 2001, we had $3.5 million in future operating lease commitments and $770,000 of capital lease obligations and equipment promissory notes.

    Summary of Liquidity.  Our consolidated financial statements are prepared on a going concern basis. At June 30, 2001, we had an accumulated deficit of $104.2 million and incurred a net loss of $24.1 million for the six months ended June 30, 2001. We expect losses to continue during 2001. Our January 2001 restructuring plan was designed to reduce our operating expenses in 2001, however, there can be no assurance that we will be successful in reducing operating expenses in the future.

    We believe that total available cash, cash equivalents and short-term investments of $21.4 million at June 30, 2001, future cash savings as a result of ceasing to provide our Internet telephony service, our associated operational restructuring, and cash expected to be generated by operations, will be adequate to fund planned operations for at least the next twelve months.

    We plan to invest in expanding our Internet roaming and related services on a global basis. This will require us to maintain continued favorable market acceptance and growth of our Internet roaming and related services offerings in order for us to continue our research and development activities and fund planned operating expenses. There can be no assurance that our Internet roaming product offerings will maintain continued favorable market acceptance, growth and operating margins.

    If we are unable to attain our revenue and margin goals, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring may be necessary to enable us to meet our cash requirements through at least June 2002. These actions could have a material adverse effect on our business, results of operations and prospects. Furthermore, we may need to raise additional funds in future periods through public or private financing, strategic relationships or other arrangements to fund operations and potential acquisitions, if any. We may never achieve profitability. Any additional financing, if needed, might not be available on terms acceptable to us or at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

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

    To date, we have not been profitable. We cannot assure you that we will ever achieve or sustain profitability. We reported operating losses before income taxes of $32.3 million for 2000, $22.5 million for 1999 and $17.9 million for 1998. As of June 30, 2001, our accumulated deficit was $104.2 million. We expect to incur operating losses during 2001. We expect to face pressure to adopt new pricing arrangements, including volume discounts, that may lower our gross margins. If revenues do not meet levels we anticipate, or if our costs and expenses exceed our expectations, we will continue to sustain losses, and our business and the price of our common stock may be harmed.

We may require additional capital for our operations, which could have a negative effect on your investment.

    We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures in the foreseeable future. It is possible that we may need to raise additional funds in the future in order to fund operations or acquisitions, particularly if the general economic downturn continues to negatively impact revenues.

    If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and these securities may have powers, preferences and rights that are senior to those of the rights of our common stock. We cannot be certain that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our business operations, promote our brand identity, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures. Any inability to do so could have a negative effect on our business, revenues, financial condition and results of operations.

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

If we fail to attract larger customers, our revenues could fail to increase.

    We face competition from different sources, and we must compete effectively against other current and future competitors to retain and expand our customer base. To date, our revenues have been principally derived from smaller companies in the Internet marketplace. We have begun to focus our sales and marketing efforts upon larger corporate and enterprise-level customers. This strategy to broaden our customer base by, among other things, pursuing business opportunities from larger corporate and enterprise accounts places demands on our business, such as the longer sales cycles, higher levels of service and support and volume pricing and terms that larger corporate and enterprise accounts often require. A failure to obtain more of our revenues from larger customers could materially adversely affect our operations and if we have underestimated the costs of this strategy our results could also be harmed.

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

    There are low barriers to entry by businesses seeking to offer services on the Internet. As a result, our business environment is intensely competitive, highly fragmented and rapidly changing. Competition can come from many sources. For example, we compete directly with iPass in the market for Internet roaming and related settlement services, and iPass has a network that competes with the GRIC Alliance. Large communications service providers such as AT&T, Equant and UUNET also have the ability and resources to compete with us in the Internet-based mobile office communications services market.

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

Sales in the Internet infrastructure market are subject to fluctuation.

    Although sales to the Internet infrastructure market have grown historically, this market is characterized by large and often sporadic purchases. In addition, recently, we and other companies in this market, as well as in the computer market generally, have warned of lower-than-expected revenue and declines or delays in sales orders from customers in the Internet infrastructure market. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding and the extent that service providers are affected by regulatory and business conditions in the locale of operations. A decline or delay in sales orders from this industry could have a material adverse effect on our business, operating results and financial condition.

If we are unable to manage growth, the GRIC Alliance and our product development efforts effectively, our business and the price of our stock will be harmed.

    In recent periods, growth has strained our network operations, product development and other managerial, operating and financial resources. We expect these strains to continue if we resume our growth, and our financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. If we are not able to manage research and development efforts, network infrastructure, performance and internal controls effectively, our costs will be higher than expected and our business will be harmed.

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

    We expect the market for Internet-based communications products and services to continue to change rapidly. To succeed, we will be required to adapt to those changes by improving and enhancing our existing products and services, and developing and introducing new products and services. We have not demonstrated that we can consistently develop and market product enhancements and new products or services on a timely or cost-effective basis. On several occasions, we have altered the course of our product development efforts or discontinued products after their introduction, which has resulted in delays and increased research and development expenses. If we fail to produce technologically competitive products and services in a cost-effective manner and on a timely basis, our business will be harmed.

Our operating results fluctuate and are difficult to predict, so we may fail to satisfy the expectations of investors or market analysts and our stock price may decline.

    Our quarterly operating results have fluctuated in the past, and we expect them to fluctuate in the future. Despite our recent restructuring, our business may fail to grow rapidly enough to offset our operating expenses. As a result, our quarterly operating results could fluctuate. The primary factors that may cause fluctuations in our quarterly operating results, many of which are beyond our control, include:

  •
  economic conditions generally and slowdowns in the specific industries in which our customers operate;
  •
  the volume of transaction-based revenues;
  •
  the timing of deployment of services by new customers;
  •
  the rate at which customers use our services;
  •
  competitive pricing pressure;
  •
  the mix of services used by our customers' end users;
  •
  our ability to collect accounts receivable, particularly for customers based outside the U.S.; and
  •
  the domestic and international regulatory environment.

    Business models relying on the Internet to provide Internet-based communications services are still evolving. As a result, you should not rely on the results of any past periods as an indication of our future performance. It is likely that in some future periods, our operating results may be below expectations of public market analysts or investors. If this occurs, the price of our common stock is likely to decline.

Our long sales cycle makes it particularly difficult for us to forecast revenues, requires us to incur high costs of generating sales, and aggravates fluctuations in quarterly financial results.

    Our business is characterized by a long sales cycle, including contact with a potential customer, establishment of a new customer relationship, winning the new customer and realizing significant transaction-based revenues. Recently, our revenues have been negatively impacted by the general economic downturn. These factors make it difficult for us to predict future revenues. In addition, we incur substantial sales costs before we win a customer or recognize any related revenue, which increases the volatility of our results because we may have high costs without associated offsetting revenues.

Because much of our business is conducted internationally, we encounter special payment and regulatory difficulties, which may reduce our profitability and harm the price of our common stock.

    Because we generate most of our revenues from business conducted internationally, we are subject to special risks. It is costly to maintain international facilities and operations, promote our brand internationally and develop localized systems and support centers. Revenues from certain regions may not offset the expense of maintaining operations in these regions. Additional risks faced by our international operations include:

  •
  key members of the senior management of our foreign operations have only recently joined our company;
  •
  longer payment cycles for foreign customers, including delays due to currency controls and fluctuations;
  •
  reductions in business activity generally in certain global locations, that could negatively impact overall revenue growth;
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

    As of June 30, 2001, our executive officers and directors and their affiliated entities owned approximately 31% of our outstanding common stock. Accordingly, these stockholders may have a substantial influence on all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration could also have the effect of delaying or preventing a change in control of our company.

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

    If the market price for our common stock falls and remains below $1.00 per share, our market capitalization falls and remains below $35 million or we otherwise fail to meet the criteria for continued listing on The Nasdaq National Market, our common stock may be deemed to be penny stock. On July 31, 2001, the closing price of our common stock was $1.34. If our common stock were considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock and your ability to sell the common stock.

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

We may be affected by regional electric shortages.

    Recently, California has been experiencing a shortage of electric power supply that has resulted in intermittent loss of power in some areas in the form of rolling blackouts. A blackout may affect our ability to provide our Internet services. If blackouts were to interrupt our power supply, we would be temporarily unable to continue operations at our main U.S. facility. Any such interruption in our ability to continue operations at our main U.S. facility could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On July 24, 2001, we and four of our officers were named as defendants in a purported securities class-action lawsuit filed in the United States District Court, Southern District of New York. This lawsuit is captioned Colbert Birnet LP v. GRIC Communications, Inc. et al., No. 01 CIV. 6771. On August 1, 2001, a substantially identical lawsuit was filed in the same court, naming us and four of our officers, under the caption Northern Capital Holdings Inc. v. GRIC Communications, Inc. et al., No. 01 CIV. 7124. To date, substantially identical lawsuits have been filed against more than 100 other technology companies who sold shares of their companies' respective common stock in initial public offerings during 1999 and 2000. The present complaints allege claims against us, certain of our officers (each suit names a different set of four officers), and/or CIBC World Markets Corp., Prudential Securities Incorporated and U.S. Bancorp Piper Jaffray Inc., underwriters of our December 14, 1999 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaints also allege claims solely against CIBC World Markets Corp., Prudential Securities Incorporated and U.S. Bancorp Piper Jaffray Inc. under Section 12(2) of the Securities Act of 1933 and against all the named defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended. The complaints appear to allege that CIBC World Markets Corp., Prudential Securities Incorporated and U.S. Bancorp Piper Jaffray Inc. entered into improper commissions agreements regarding aftermarket trading in our common stock purportedly issued pursuant to the registration statement for the initial public offering. The lawsuit brought by Northern Capital Holdings Inc. also names Deutsche Bank Securities, Inc. as a defendant and alleges claims against them substantially similar to the claims alleged against CIBC World Markets Corp., Prudential Securities Incorporated and U.S. Bancorp Piper Jaffray Inc. We believe that the lawsuits are without legal merit and intend to defend them vigorously.

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

    In connection with the offering, we incurred $5.2 million in underwriting discounts and commissions, and $2.0 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were $66.8 million. From the effective date of the registration statement through June 30, 2001, we applied $10.1 million of the proceeds towards short-term investments, $12.9 million of the proceeds towards capital expenditures and the balance of the proceeds to working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its annual meeting of stockholders on May 16, 2001. Following are descriptions of the matters voted on and the results of such meeting:

	Votes For	Votes Against	Votes Abstained	Votes Withheld	Broker Non-Votes
1. Election of Directors
Roger L. Peirce	13,021,980	—	—	28,400	—
Dr. Hong Chen	13,019,333	—	—	31,047	—
Bharat Davé	13,025,361	—	—	25,019	—
Thomas Denys	13,028,468	—	—	21,912	—
Dr. Yen-Son (Paul) Huang	13,026,468	—	—	23,912	—
Kheng Nam Lee	13,026,138	—	—	24,242	—
2. Proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2001	13,028,366	13,576	8,438	—	—

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Not applicable.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed for the three months ended June 30, 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2001.

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

QuickLinks

GRIC COMMUNICATIONS, INC. Index
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GRIC COMMUNICATIONS, INC. Condensed Consolidated Balance Sheets (in thousands)
GRIC COMMUNICATIONS, INC. Condensed Consolidated Statements of Operations (in thousands, except per share amounts) (unaudited)
GRIC COMMUNICATIONS, INC. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
GRIC COMMUNICATIONS, INC. Notes to Condensed Consolidated Financial Statements (unaudited)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE