Form 10-Q
period 2001-09-30
GRIC COMMUNICATIONS INC
filed 2001-11-14
CIK 1059155

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the registrant's common stock outstanding as of October 31, 2001 was 19,896,534 shares.

GRIC COMMUNICATIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GRIC COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,445	$29,320
Short-term investments	7,714	12,199
Accounts receivable, net of allowances of $485 and $1,013 at September 30, 2001 and December 31, 2000, respectively	3,237	5,732
Prepaid expenses and other current assets	1,274	374

Total current assets	20,670	47,625
Property and equipment, net	4,783	11,478
Other assets	717	302

Total assets	$26,170	$59,405

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,835	$8,517
Accrued compensation and benefits	1,717	2,500
Deferred revenue	799	1,366
Other current liabilities	408	319
Current portion of long-term debt and capital lease obligations	596	686

Total current liabilities	8,355	13,388
Long-term liabilities	110	481
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000 shares authorized at September 30, 2001 and December 31, 2000, respectively; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized at September 30, 2001 and December 31, 2000; 20,000 and 19,597 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	20	20
Additional paid-in capital	127,445	126,784
Deferred stock-based compensation	(732)	(1,052)
Accumulated deficit	(109,027)	(80,192)
Accumulated other comprehensive loss	(1)	(24)

Total stockholders' equity	17,705	45,536

Total liabilities and stockholders' equity	$26,170	$59,405

See accompanying notes

GRIC COMMUNICATIONS, INC.

Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Settlement	$5,850	$8,152	$16,140	$19,894
Software and other	220	855	502	1,353

Total revenues	6,070	9,007	16,642	21,247
Costs and expenses:
Cost of settlement revenues	3,160	7,317	9,798	17,790
Cost of software and other revenues	—	7	—	83
Network and operations	1,440	2,171	4,908	5,346
Research and development	972	2,757	4,565	8,023
Sales and marketing	3,553	3,321	11,179	9,434
General and administrative	1,692	2,345	7,468	6,205
Amortization of stock-based compensation (1)	107	107	320	320
Restructuring charge	—	—	7,773	—

Total costs and expenses	10,926	18,025	46,011	47,201

Operating loss	(4,856)	(9,018)	(29,369)	(25,954)
Interest income and other, net	135	908	740	2,986
Interest expense	(30)	(46)	(103)	(134)

Loss before income taxes	(4,751)	(8,156)	(28,732)	(23,102)
Provision for income taxes	31	38	102	115

Net loss	$(4,782)	$(8,194)	$(28,834)	$(23,217)

Basic and diluted net loss per share	$(0.24)	$(0.42)	$(1.46)	$(1.20)

Shares used to compute basic and diluted net loss per share	19,924	19,436	19,804	19,275

(1)
Included in amortization of stock based compensation for each of the three months ended September 30, 2001 and 2000 is $2 for network and operations, $43 for research and development, $17 for sales and marketing and $45 for general and administrative.

  Included in amortization of stock based compensation for each of the nine months ended September 30, 2001 and 2000 is $6 for network and operations, $129 for research and development, $51 for sales and marketing and $134 for general and administrative.

See accompanying notes

GRIC COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(28,834)	$(23,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,487	2,546
Amortization of stock-based compensation	320	320
Write-off of intangible assets	183	—
Gain of sale of fixed assets	(44)	—
Noncash portion of restructuring charge	5,581	—
Noncash warrant expenses—preferred stock	12	12
Noncash warrant expenses—common stock	—	69
Net changes in assets and liabilities:
Accounts receivable	2,332	(3,374)
Prepaid expenses and other current assets	(157)	43
Other assets	(403)	(76)
Accounts payable	(3,682)	3,179
Accrued compensation and benefits	(783)	707
Deferred revenue	(567)	—
Other current liabilities	(193)	148
Other long-term liabilities	48	26

Net cash used in operating activities	(23,700)	(19,617)

Cash flows from investing activities:
Available-for-sale investments:
Purchases	(9,000)	(30,150)
Sales	13,485	18,427
Proceeds from sales of fixed assets	444	—
Capital expenditures	(2,256)	(7,909)

Net cash provided by (used in) investing activities	2,673	(19,632)

Cash flows from financing activities:
Payment of debt and capital lease obligations	(508)	(471)
Proceeds from sales of common stock, net	660	1,682

Net cash provided by financing activities	152	1,211

Net decrease in cash and cash equivalents	(20,875)	(38,038)
Cash and cash equivalents at beginning of year	29,320	64,655

Cash and cash equivalents at end of year	$8,445	$26,617

Supplemental disclosures of cash flow information:
Income taxes paid	$12	$2
Interest paid	$96	$124

See accompanying notes

GRIC COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

    Except for the December 31, 2000 consolidated balance sheet, which was derived from the audited consolidated financial statements included in the GRIC Communications, Inc. (the "Company") Annual Report on Form 10-K, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and restructuring accruals) considered necessary for a fair representation have been included. The results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for future periods. The following information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

    Options outstanding to purchase approximately 371,000 and 862,000 shares of common stock for the three months ended September 30, 2001 and 2000, respectively, and 553,000 and 1.8 million shares of common stock for the nine months ended September 30, 2001 and 2000, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Recent Accounting Pronouncements

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its financial statements.

3. Comprehensive Loss

    The components of comprehensive loss for the three and nine months ended September 30, 2001 and 2000, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands)
Net loss	$(4,781)	$(8,194)	$(28,833)	$(23,217)
Other comprehensive loss:
Unrealized loss on available-for-sale investments	22	—	23	(14)

Comprehensive loss	$(4,759)	$(8,194)	$(28,810)	$(23,231)

    The only component of accumulated other comprehensive loss at September 30, 2001 was unrealized loss on available-for-sale investments.

4. Segment Information

    The Company operates solely in one segment, providing a global network for Internet service providers and telecommunications companies, corporate enterprises and newly-emerging communications service providers.

    The following is a summary of revenue and long-lived assets by geographical area for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands)		(in thousands)
Revenue by external customers:
United States	$2,330	$5,624	$7,528	$12,642
Southeast Asia	265	1,083	1,380	2,775
Japan	1,731	641	3,971	1,668
Europe	850	1,138	2,152	2,788
Greater China (1)	243	209	682	600
Rest of world	651	312	929	774

	$6,070	$9,007	$16,642	$21,247

(1)
Greater China includes the People's Republic of China, Hong Kong S.A.R. and the Republic of Taiwan.

    The following is a summary of long-lived assets by geographical area for the periods presented:

	September 30, 2001	December 31, 2000
	(in thousands)
Long-lived assets:
United States	$4,403	$10,901
Rest of world	380	577

	$4,783	$11,478

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

    On July 24, 2001, the Company and certain of its officers were named as defendants in a purported securities class-action lawsuit filed in the United States District Court, Southern District of New York, captioned Colbert Birnet LP v. GRIC Communications, Inc. et al., No. 01 CV 6771. In August, 2001, substantially identical lawsuits were filed in the same court, again naming the Company and certain of its officers, under the captions Northern Capital Holdings Inc. v. GRIC Communications, Inc. et al., No. 01 CV 7124; Gerald S. Platts v. GRIC Communications, Inc., et al., No. 01 CV 7699; Glenn Tortoso v. GRIC Communications, Inc., et al., No. 01 CV 7869; and Sanjay Israni v. GRIC Communications, Inc., et al., No. 01 CV 8087. These complaints allege claims against the Company, certain of its officers (the suits are not uniform in their selection of officers named as defendants), and CIBC World Markets Corp., Prudential Securities Incorporated and U.S. Bancorp Piper Jaffray Inc., underwriters of the Company's December 14, 1999 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaints also allege claims against CIBC World Markets Corp., Prudential Securities Incorporated and U.S. Bancorp Piper Jaffray Inc. under Section 12(2) of the Securities Act of 1933 and against some of the named defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended. The lawsuits brought by Northern Capital Holdings Inc. and Israni also name Deutsche Bank Securities, Inc. as a defendant and allege claims against that underwriter substantially similar to the claims alleged against CIBC World Markets Corp., Prudential Securities Incorporated and U.S. Bancorp Piper Jaffray Inc. The Northern Capital Holdings, Tortoso and Israni complaints also purport to allege claims against the Company and certain of its officers and directors under Sections 10(b) and 20(a) of the Securities Act of 1934, and Rule 10b-5 promulgated thereunder.

    Citing several press articles, the complaints allege that CIBC World Markets Corp., Prudential Securities Incorporated and U.S. Bancorp Piper Jaffray Inc. used improper methods in allocating shares in initial public offerings, and claim the underwriters entered into improper commission agreements regarding aftermarket trading in the Company's common stock purportedly issued pursuant to the registration statement for the initial public offering.

    The parties to those lawsuits have been discussing a proposal by which all of the individual officers and directors of the issuer defendants would be dismissed, without prejudice, all Section 10(b) and Rule 10b-5 claims would be dismissed, without prejudice, and the actions against the issuer defendants would be stayed, except for certain test cases. The Company believes that it would meet the conditions set by the current proposal for dismissal of its officers, and anticipates that the actions against it would be stayed and the 10b-5 claims would be dismissed if the Company were to agree to these terms. There can be no guarantee that the parties will agree to these or similar terms. The Company's management believes that the lawsuits are without merit and intends to defend them vigorously.

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

7. Stock Repurchase Program

    In September 2001, the Board of Directors approved a program to expend up to $2,000,000 to repurchase shares of the Company's common stock in open market transactions. During the three months ended September 30, 2001, the amount of shares repurchased was insignificant.

    The provision and associated charges against the provision for restructuring, each of which relate to the discontinuation of Internet telephony operations, through the nine months ended September 30, 2001, are as follows:

	Employee Severance Costs	Termination of Lease and Facility Obligations	Retirement of Fixed Assets	Total
	(in thousands)
Q1 2001 provision	$708	$1,532	$5,581	$7,821
Non-cash charges	—	—	(5,581)	(5,581)
Cash charges	(620)	(310)	—	(930)

Accruals at March 31, 2001	88	1,222	—	1,310
Cash charges	(88)	(289)	—	(377)

Accruals at June 30, 2001	—	933	—	933

Cash charges	—	(122)	—	(122)

Accruals at September 30, 2001	$—	$811	$—	$811

    Recognition of settlement revenues derived from the Company's Internet telephony settlement services through January 2001, when these services were ceased, has been deferred, due to the low probability of collection, until the time of cash collection. Settlement revenues include $5,000 and $908,000 of Internet telephony services that were collected during the three and nine months ended September 30, 2001, respectively.

    During the three months ended March 31, 2001, June 30, 2001 and September 30, 2001, cash received from the sale of fixed assets to third parties was $131,000, and $287,000 and $0, respectively. The sale of these assets resulted in a gain of $48,000 in the three months ended June 30, 2001. All employee terminations in connection with the restructuring plan had been completed and paid as of June 30, 2001 at a total severance cost of $708,000 for a total of 58 employees.

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

    From our inception until 1997 we were both an Internet service provider in Northern California and an independent software developer for the Internet service provider community. In 1997, we sold our local Internet service provider business. We first recognized settlement revenues in 1997, and since 1998 we have derived our revenues primarily from settlement services. From late 1998 until January 2001, our settlement services included Internet telephony services, which are characterized by high revenues with low margins. On January 30, 2001, we announced actions to focus our business on our Internet roaming service, and to cease our Internet telephony service, based on an analysis of the operating expenses required to support Internet telephony services along with the low gross margins associated with them, and our expectation that continued Internet telephony operations would require additional cash infusions to the business. In connection with that new focus, we also restructured our operations by reducing our workforce, eliminating bandwidth costs associated with Internet telephony and reducing equipment and network maintenance expenses. As a result of this restructuring we are now focused on globally providing Internet-based mobile office communications services.

    As an Internet-based mobile office communications services business, we generate settlement revenues when we provide settlement services to customers whose end users initiate Internet communications. For global Internet roaming transactions, our settlement services consist of tracking usage, collecting the amount that a roamer's "home" service provider owes us, paying the appropriate amount to the service provider enabling local access, and providing the underlying usage data to our customer to enable end user billing. Revenues during 2000 were primarily settlement revenues generated from Internet telephony transactions, which we discontinued in January 2001.

    We have incurred substantial losses since our inception as a result of expenses associated with building our GRIC Alliance and related network infrastructure and developing our software products. As of September 30, 2001, we had an accumulated deficit of approximately $109.0 million. We expect to incur additional losses for the foreseeable future, and we cannot assure you that we will achieve or sustain profitability. See "Factors That May Affect Future Results—We have not been profitable to date and we anticipate continued losses during 2002."

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

Results of Operations

Third Quarter and Year-to-Date Ended September 30, 2001 compared to Third Quarter and Year-to-Date Ended September 30, 2000

Revenues

    Total revenues decreased to $6.1 million in the three months ended September 30, 2001 from $9.0 million in the three months ended September 30, 2000, representing a decrease of 33%. Total revenues decreased to $16.6 million in the nine months ended September 30, 2001 from $21.2 million in the nine months ended September 30, 2000, representing a decrease of 22%.

    Settlement Revenues.  Settlement revenues decreased to $5.9 million in the three months ended September 30, 2001 from $8.2 million in the three months ended September 30, 2000, representing a decrease of 28%. Settlement revenues decreased to $16.1 million in the nine months ended September 30, 2001 from $19.9 million in the nine months ended September 30, 2000, representing a decrease of 19%. The decreases were due to lower revenues from our Internet telephony settlement services resulting from our January 2001 restructuring, partially offset by increased revenues from our Internet roaming services. Settlement revenues include $5,000 and $908,000 of Internet telephony services that had been deferred from prior periods due to the low probability of collection, but were collected during the three months and nine months ended September 30, 2001, respectively. We expect settlement revenues from Internet roaming services to increase in the last quarter of 2001.

    Software and Other Revenues.  Software, hardware, and maintenance and services revenues decreased to $220,000 in the three months ended September 30, 2001 from $855,000 in the three months ended September 30, 2000, representing a decrease of 74%. Software, hardware, and maintenance and services revenues decreased to $502,000 in the nine months ended September 30, 2001 from $1.4 million in the nine months ended September 30, 2000, representing a decrease of 63%. The decreases were primarily due to lower sales from licenses of certain components of our clearinghouse software and related maintenance and services, partially offset by higher revenues from sales of Internet roaming software, maintenance and services. We expect total software and other revenues to constitute an insignificant component of total revenues for the year ended 2001.

Costs and Expenses

    Cost of Settlement Revenues.  Cost of settlement revenues consists of amounts we pay to access the Internet in order to provide Internet roaming services for our customers and, before our decision to cease providing Internet telephony services, amounts we paid to terminate Internet telephony services for our customers. Cost of settlement revenues decreased to $3.2 million in the three months ended September 30, 2001 from $7.3 million in the three months ended September 30, 2000, representing a decrease of 57%. Cost of settlement revenues decreased to $9.8 million in the nine months ended September 30, 2001 from $17.8 million in the nine months ended September 30, 2000, representing a decrease of 45%. The decreases were primarily due to a decrease in Internet telephony settlement costs as a result of our decision in January 2001 to cease providing low margin Internet telephony services. The decrease in Internet telephony settlement costs was partially offset by an increase in Internet roaming costs due to increased volumes of Internet roaming minutes. We expect that for 2001 the cost of settlement revenues will decline as a percentage of total settlement revenues as a result of our ceasing to provide Internet telephony service and negotiating lower rates with our Internet roaming providers thereby improving overall settlement margins.

    Cost of Software and Other Revenues.  Cost of software, hardware and maintenance services revenues represents the cost of equipment, software and professional services. Cost of software, hardware and maintenance and services revenues decreased to zero in the three months ended September 30, 2001 from $7,000 in the three months ended September 30, 2000. Cost of software, hardware, and maintenance and services revenues decreased to zero in the nine months ended September 30, 2001 from $83,000 in the nine months ended September 30, 2000.

    Network and Operations.  Network and operations expenses include costs of co-location of network equipment and leased telecommunication lines, salaries and benefits, depreciation on network equipment and allocated facility and management information systems costs. Network and operations expenses decreased to $1.4 million in the three months ended September 30, 2001 from $2.2 million in the three months ended September 30, 2000, representing a decrease of 34%. Network and operations expenses decreased to $4.9 million in the nine months ended September 30, 2001 from $5.3 million in the nine months ended September 30, 2000, representing a decrease of 8%. The decreases were primarily due to our ceasing to provide Internet telephony services in January 2001 resulting in decreased costs of co-location of network equipment and leased telecommunication lines. This decrease was partially offset by an overall increase in staffing and related expenses to provide customer support and to operate our network centers on a 24 hours-a-day, seven days-a-week basis. We expect that network and operations expenses will remain relatively flat during the last quarter of 2001.

    Research and Development.  Research and development expenses include salaries and benefits, recruiting costs of employees and outside consultants, quality assurance, allocated facility, management information systems and depreciation costs. Research and development expenses decreased to $972,000 in the three months ended September 30, 2001 from $2.8 million in the three months ended September 30, 2000, representing a decrease of 65%. Research and development expenses decreased to $4.6 million in the nine months ended September 30, 2001 from $8.0 million in the nine months ended September 30, 2000, representing a decrease of 43%. The decreases were primarily due to the reduction in engineering personnel following our January 2001 restructuring of operations as we decreased the complexity of our settlement services model and focused principally on the continued development of our core Internet roaming software. Further, by expanding the use of our development center in India, we continue to reduce our research and development expenses due to the favorable costs of obtaining engineering talent in India compared to the San Francisco Bay area.

    Sales and Marketing.  Sales and marketing expenses include salaries and benefits, commissions earned by sales and marketing personnel, allocated facility, management information systems and depreciation costs, costs for marketing and promotional programs, and costs associated with domestic and international sales offices. Sales and marketing expenses increased to $3.6 million in the three months ended September 30, 2001 from $3.3 million in the three months ended September 30, 2000, representing an increase of 7%. Sales and marketing expenses increased to $11.2 million in the nine months ended September 30, 2001 from $9.4 million in the nine months ended September 30, 2000, representing a increase of 18%. The increases reflect the recruitment and hiring of additional personnel to expand our geographic coverage and to support the growth of our global Internet roaming services. The increases also reflect our investments in marketing and promotional campaigns to promote our brand identity. We expect sales and marketing expenses to remain relatively flat during the last quarter of 2001.

    General and Administrative.  General and administrative expenses consist of general corporate and facility costs as well as salary, benefits and related costs for executive, finance, legal, administrative, human resources, investor relations and management information systems functions and provisions for uncollectible receivables. General and administrative expenses decreased to $1.7 million in the three months ended September 30, 2001 from $2.3 million in the three months ended September 30, 2000, representing a decrease of 28%. General and administrative expenses increased to $7.5 million in the nine months ended September 30, 2001 from $6.2 million in the nine months ended September 30, 2000, representing an increase of 20%. The decrease in the three months ended September 30, 2001 was primarily due to a decrease in the provisions for uncollectible receivables resulting from our ceasing to provide Internet telephony service in January 2001. The increase in the nine months ended September 30, 2001 was primarily due to fully reserving, during the first quarter of 2001, all uncollected Internet telephony receivables. We expect general and administrative expenses to decrease during the last quarter of 2001.

    Amortization of Stock-Based Compensation.  Some stock options previously granted through December 14, 1999 are considered compensatory because the estimated fair value for accounting purposes was greater than the stock option exercise price as determined by the board of directors on the date of grant. As a result, we have recorded related amortization of deferred compensation expense of $107,000 in the three months ended September 30, 2001 and $320,000 in the nine months ended September 30, 2001. As of September 30, 2001, we had an aggregate of $732,000 of deferred compensation remaining to be amortized. Deferred compensation is amortized on a straight-line basis over the vesting period of the options. We expect amortization of approximately $427,000 in each of 2001 and 2002, and $198,000 in fiscal 2003.

    Restructuring Charge.  In connection with our January 2001 restructuring, which we anticipate will be completed within this calendar year, we incurred a total charge to operations of $7.8 million in the first quarter of 2001. This restructuring charge was composed of $5.6 million for the retirement of fixed assets, $1.5 million for expected cash payments related to the termination of lease and facility obligations and $708,000 of employee severance costs, each of which are related to our Internet telephony services. During the three months ended March 31, 2001, June 30, 2001 and September 30, 2001, cash received from the sale of fixed assets to third parties was $131,000, $287,000 and $0, respectively. During the three months ended March 31, 2001, June 30, 2001 and September 30, 2001, cash payments were made for the termination of lease and facility obligations totaling $310,000, $289,000 and $122,000, respectively. During the three months ended March 31, 2001 and June 30, 2001, employee severance payments totaled $620,000 for 53 employees and $88,000 for 5 employees, respectively. All employee terminations in connection with the restructuring plan were completed as of June 30, 2001.

Interest Income and Other, Net

    Interest income and other, net, primarily represents interest income on cash balances. Interest income and other, net, decreased to $136,000 in the three months ended September 30, 2001 from $908,000 in the three months ended September 30, 2000. Interest income and other, net, decreased to $741,000 in the nine months ended September 30, 2001 from $3.0 million in the nine months ended September 30, 2000. The decreases were primarily due to the higher cash balances in 2000 resulting from our initial public offering in December 1999 and subsequent reductions for cash used in operations.

Interest Expense

    Interest expense consists of amortization of the fair value of warrants issued in connection with our financing activities and interest expense associated with capital leases and bridge financing. Interest expense decreased to $30,000 in the three months ended September 30, 2001 from $46,000 in the three months ended September 30, 2000. Interest expense decreased to $103,000 in the nine months ended September 30, 2001 from $134,000 in the nine months ended September 30, 2000. The decreases are primarily due to the payment of outstanding capital lease obligations.

Income Taxes

    The provision for income taxes decreased to $31,000 in the three months ended September 30, 2001 from $38,000 in the three months ended September 30, 2000. The provision for income taxes decreased to $102,000 in the nine months ended September 30, 2001 from $115,000 in the nine months ended September 30, 2000. The provision for income taxes consists of foreign tax provisions.

Liquidity and Capital Resources

    Operating Activities.  Net cash used in operating activities was $23.7 million and $19.6 million in the nine months ended September 30, 2001 and 2000, respectively. Net cash used in operating activities in the nine months ended September 30, 2001 and 2000 was primarily a result of net operating losses and our January 2001 strategic restructuring charges.

    Investing Activities.  Net cash provided by investing activities was $2.7 million in the nine months ended September 30, 2001 and net cash used in investing activities was $19.6 million in the nine months ended September 30, 2000. The net cash provided by investing activities in the nine months ended September 30, 2001 was primarily the result of maturing short term investments to fund net operating activities. The cash used in the nine months ended September 30, 2000 was primarily a result of purchases of short-term investments which utilized the funds received from the Company's initial public offering. Other uses of cash in investing activities consisted of purchases of computer hardware, relating to the network infrastructure, and of computer hardware and software.

    Financing Activities.  Net cash provided by financing activities was $153,000 and $1.2 million in the nine months ended September 30, 2001 and 2000, respectively. Financing activities primarily consisted of proceeds from sales of common stock through our employee stock purchase plan and the exercise of stock options.

    Commitments.  We lease all of our facilities under operating leases that expire at various dates through 2003. As of September 30, 2001, we had $2.0 million in future operating lease commitments and $596,000 of capital lease obligations and equipment promissory notes.

    Stock Repurchase Program.  In September 2001, the Board of Directors approved a program to expend up to $2,000,000 to repurchase shares of the Company's common stock in open market transactions. During the three months ended September 30, 2001, the amount of shares repurchased was insignificant.

    Summary of Liquidity.  Our consolidated financial statements are prepared on a going concern basis. At September 30, 2001, we had an accumulated deficit of $109.0 million and incurred a net loss of $28.8 million for the nine months ended September 30, 2001. We expect losses to continue during 2002. Our January 2001 restructuring plan was designed to reduce our operating expenses in 2001, however, there can be no assurance that we will be successful in reducing operating expenses in the future.

    We believe that total available cash, cash equivalents and short-term investments of $16.2 million at September 30, 2001, future cash savings as a result of ceasing to provide our Internet telephony service, our associated operational restructuring, and cash expected to be generated by operations, will be adequate to fund planned operations for at least the next twelve months.

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

    If we are unable to attain our revenue and margin goals, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring may be necessary to enable us to meet our cash requirements through the next twelve months. These actions could have a material adverse effect on our business, results of operations and prospects. Furthermore, we may need to raise additional funds in future periods through public or private financing, strategic relationships or other arrangements to fund operations and potential acquisitions, if any. We may never achieve profitability. Any additional financing, if needed, might not be available on terms acceptable to us or at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

Factors That May Affect Future Results

    In addition to the information in this Quarterly Report Form 10-Q, the following should be considered in evaluating GRIC and our business.

We recently restructured our business, which makes our financial results more difficult to analyze.

    In January 2001, we restructured our business by ceasing to provide our Internet telephony service and focusing on our Internet roaming service. As a result, we reduced our employee workforce and eliminated some network and operating expenses. Further, the termination of our Internet telephony service means that telephony revenues have been eliminated and our Internet roaming service is our primary source of revenue. This concentration of our revenues makes us more dependent on the growth of the Internet roaming market in general, and will increase the negative impact on our business if our Internet roaming product offerings do not maintain favorable market acceptance and growth or achieve our revenue and margin targets. The restructuring may also lead to resignations by key employees, which could harm our operations and financial results.

Our financial performance and workforce reduction may adversely affect our ability to retain and hire personnel.

    As a result of our January 2001 restructuring and the low price of our common stock, our personnel may seek opportunities with larger, more established companies or companies they perceive to have better prospects. This may cause us to lose critical personnel or to increase recruiting expenses, or both.

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

    We have limited experience in developing and providing our products and services. Since our inception, we have had limited revenues from our current Internet-based communications software products and services. In the past we have undertaken development of software products, which were either not completed or not delivered on time. We have also discontinued products that did not achieve widespread market acceptance. Many members of our senior management team and other employees have worked with us for only a short period of time. Consequently, we have not demonstrated that our business can succeed.

We have not been profitable to date and we anticipate continued losses during 2002.

    To date, we have not been profitable. We cannot assure you that we will ever achieve or sustain profitability. We reported operating losses before income taxes of $32.3 million for 2000, $22.5 million for 1999 and $17.9 million for 1998. As of September 30, 2001, our accumulated deficit was $109.0 million. We expect to incur operating losses during 2002. We expect to face pressure to adopt new pricing arrangements, including volume discounts that may lower our gross margins. If revenues do not meet levels we anticipate, or if our costs and expenses exceed our expectations, we will continue to sustain losses, and our business and the price of our common stock may be harmed.

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

    Historically, a significant portion of our revenues has been derived from smaller companies in the Internet marketplace. We have begun to focus our sales and marketing efforts upon larger corporate and enterprise-level customers. This strategy places demands on our business, such as the longer sales cycles and higher levels of service and support that larger corporate and enterprise accounts often require. A failure to obtain more of our revenues from larger customers could materially adversely affect our operations and if we have underestimated the costs of this strategy our results could also be harmed.

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

    Our quarterly operating results have fluctuated in the past, and we expect them to fluctuate in the future. Despite our recent restructuring, our business may fail to grow rapidly enough to offset our operating expenses. As a result, our quarterly operating results could fluctuate. The primary factors that may cause fluctuations in our quarterly operating results, many of which are beyond our control, include:

  •
  changes in global travel patterns due to recent terrorist activities in the U.S. and the military responses to them in Southern Asia and elsewhere;

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

    Our success depends in large part on our ability to assure generally error-free clearinghouse services, uninterrupted operation of our network and software infrastructure, and a satisfactory experience for our customers' end users. To achieve these objectives, we depend on the quality, performance and scalability of our products and services, the responsiveness of our technical support and the capacity, reliability and security of our network operations. We also depend on third parties over which we have no control. For example, our ability to serve approximately 52 countries is based solely on our network access agreement with one service provider and on that service provider's ability to provide reliable Internet access points in those countries. In the past, we have experienced problems due to our inability to detect system malfunctions and due to errors in collecting or processing account usage and settlement data. Due to the high level of performance required for critical communications traffic, any failure to deliver a satisfactory experience to end users, whether or not caused by our own failures, and any failure to provide accurate settlement data in connection with acting as a clearinghouse, could reduce demand for our products and services.

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

    We cannot be certain that our products do not, or will not, infringe upon patents, trademarks, copyrights or other intellectual property rights held by third parties. In addition, since we rely on third parties to help us develop, market and support our product and service offerings, we cannot assure you that litigation will not arise from disputes involving those third parties. From time to time we have been, and we expect to continue to be, party to disputes with these third parties. We may incur substantial expenses in defending against these claims, regardless of their merit. Successful claims against us may result in substantial monetary liability, significantly impact our results of operations in one or more quarters or materially disrupt the conduct of our business.

Our executive officers and directors hold a significant percentage of our stock and will be able to control matters requiring stockholder approval.

    As of September 30, 2001, our executive officers and directors and their affiliated entities owned approximately 31% of our outstanding common stock. Accordingly, these stockholders may have a substantial influence on all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration could also have the effect of delaying or preventing a change in control of our company.

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

    If the market price for our common stock falls and remains below $1.00 per share, our market capitalization falls and remains below $35 million or we otherwise fail to meet the criteria for continued listing on The Nasdaq National Market, our common stock may be deemed to be penny stock. On October 31, 2001, the closing price of our common stock was $1.54. If our common stock were considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock and your ability to sell the common stock.

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

    During 2001, California has experienced shortages of electric power supply that have resulted in intermittent losses of power in some areas in the form of rolling blackouts. A blackout may affect our ability to provide our Internet services. If blackouts were to interrupt our power supply, we would be temporarily unable to continue operations at our main U.S. facility. Any such interruption in our ability to continue operations at our main U.S. facility could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

U.S. or foreign governmental regulations regarding the Internet and Internet-based services may be enacted, which could impede our business.

    To date, governmental laws and regulations applicable to access to or commerce on the Internet have not materially restricted use of the Internet in our markets. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New domestic or foreign taxes could also be adopted that would apply to the delivery or use of communications services over the Internet. Uncertainty about and adoption of new regulations could increase our costs of doing business, or prevent us from delivering our products and services over the Internet, or significantly slow the growth of the Internet. This could delay growth in demand for our products and services and harm our business.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On July 24, 2001, we and certain of our officers were named as defendants in a purported securities class-action lawsuit filed in the United States District Court, Southern District of New York, captioned Colbert Birnet LP v. GRIC Communications, Inc. et al., No. 01 CV 6771. In August, 2001, substantially identical lawsuits were filed in the same court, again naming us and certain of our officers, under the captions Northern Capital Holdings Inc. v. GRIC Communications, Inc. et al., No. 01 CV 7124; Gerald S. Platts v. GRIC Communications, Inc., et al., No. 01 CV 7699; Glenn Tortoso v. GRIC Communications, Inc., et al., No. 01 CV 7869; and Sanjay Israni v. GRIC Communications, Inc., et al., No. 01 CV 8087. These complaints allege claims against us, certain of our officers (the suits are not uniform in their selection of officers named as defendants), and CIBC World Markets Corp., Prudential Securities Incorporated and U.S. Bancorp Piper Jaffray Inc., underwriters of the Company's December 14, 1999 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaints also allege claims against CIBC World Markets Corp., Prudential Securities Incorporated and U.S. Bancorp Piper Jaffray Inc. under Section 12(2) of the Securities Act of 1933 and against some of the named defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended. The lawsuits brought by Northern Capital Holdings Inc. and Israni also name Deutsche Bank Securities, Inc. as a defendant and allege claims against that underwriter substantially similar to the claims alleged against CIBC World Markets Corp., Prudential Securities Incorporated and U.S. Bancorp Piper Jaffray Inc. The Northern Capital Holdings, Tortoso and Israni complaints also purport to allege claims against us and certain of our officers and directors under Sections 10(b) and 20(a) of the Securities Act of 1934, and Rule 10b-5 promulgated thereunder.

    Citing several press articles, the complaints allege that CIBC World Markets Corp., Prudential Securities Incorporated and U.S. Bancorp Piper Jaffray Inc. used improper methods in allocating shares in initial public offerings, and claim the underwriters entered into improper commission agreements regarding aftermarket trading in our common stock purportedly issued pursuant to the registration statement for the initial public offering. To date, substantially identical lawsuits have been filed against approximately 180 other technology companies who sold shares of their companies' respective common stock in initial public offerings during 1999 and 2000.

    The parties to those lawsuits have been discussing a proposal by which all of the individual officers and directors of the issuer defendants would be dismissed, without prejudice, all Section 10(b) and Rule 10b-5 claims would be dismissed, without prejudice, and the actions against the issuer defendants would be stayed, except for certain test cases. We believe that we would meet the conditions set by the current proposal for dismissal of our officers, and anticipates that the actions against us would be stayed and the 10b-5 claims would be dismissed if we were to agree to these terms. There can be no guarantee that the parties will agree to these or similar terms. We believe that the lawsuits are without merit and intends to defend them vigorously.

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

    In connection with the offering, we incurred $5.2 million in underwriting discounts and commissions, and $2.0 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were $66.8 million. From the effective date of the registration statement through September 30, 2001, we applied $7.7 million of the proceeds towards short-term investments, $13.0 million of the proceeds towards capital expenditures and the balance of the proceeds to working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

    Not applicable.

(b)
Reports on Form 8-K

    No reports on Form 8-K were filed for the three months ended September 30, 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2001.

GRIC COMMUNICATIONS, INC.
/s/ KIM S. SILVERMAN Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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