Form 10-K
period 2001-12-31
GRIC COMMUNICATIONS INC
filed 2002-03-01
CIK 1059155

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
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
 Common Stock, $0.001 par value
(Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        As of January 31, 2002, 20,033,333 shares of Common Stock of registrant were outstanding. The aggregate market value of the shares held by non-affiliates of the registrant (based upon the closing price of the Registrant's Common Stock on January 31, 2002 of $1.39 per share) was approximately $27.8 million.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2001, are incorporated by reference in Part III hereof.

GRIC COMMUNICATIONS, INC.
2001 Form 10-K Annual Report

PART I

ITEM 1. BUSINESS

        This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. For example, we make statements of our expectations about our market, operations and product development. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this report entitled "Factors That May Affect Future Results," that could cause actual results to differ from those discussed in the forward-looking statements. Forward-looking statements in this report are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that could occur after the filing of this report. You are urged to review carefully our various disclosures, in this report and in other reports filed with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our business.

Overview

        From our incorporation in 1994 until 1997 we were both an Internet service provider in Northern California and an independent software developer for the Internet service provider community. In 1997, we sold our local Internet service provider business. Since that time most of our revenue has come from providing settlement and clearinghouse services for our customers, who are members of the GRIC Alliance. As a result of our ability to provide these services, customers of any Internet service provider that is a member of the GRIC Alliance, may access the Internet while outside his local service area without incurring long-distance telephone charges by accessing another member's network. From late 1998 until January 2001, we primarily also provided Internet telephony services that were characterized by high revenues that generated low margins. In January 2001 we ceased providing those services to focus on providing Internet-based mobile office communications services based on our clearinghouse and settlement capabilities to service providers and corporate enterprises globally.

        We provide services and software that enable our customers to offer remote access and other Internet-based mobile office communications services to their end users worldwide. Our customers include telecommunications companies, Internet service providers, corporate enterprises and newly emerging communications service providers. We created the GRIC Alliance by forming contractual relationships with our customers that allow them to share their communications networks. As a result, our customers benefit from a heterogeneous and synergistic network. We manage this shared network of customers and provide settlement services as a clearinghouse. As a clearinghouse, we have established common technical, service and payment standards to settle charges that our customers incur when their end users access the network facilities of other GRIC Alliance members in order to initiate Internet-based communications, such as Internet roaming. Using our software and services, customers are able to manage and settle Internet roaming transactions, identify and authorize end users to conduct those transactions, and determine preferred routing for Internet-based communications. It is our intention to continue evolving our service offering to introduce new Internet-based mobile office communications services that may be adopted, deployed and managed on a global scale across the multiple networks that constitute the GRIC Alliance.

        As of January 31, 2002, the GRIC Alliance included the communications networks of over 300 members in approximately 150 countries, and more than 18,000 Internet access dialing locations. By joining the GRIC Alliance, members enable their end users to access a network consisting of the local, regional and international networks of the GRIC Alliance members. Current members of the GRIC Alliance include America Online, AT&T, Cable and Wireless, China Netcom, China Telecom, China

Unicom, Chunghwa Telecom, Earthlink, Fiberlink, Fujitsu Nifty, NEC Biglobe, Net Vision, Singapore Telecommunications, Procter and Gamble, Sony Communication Network Corporation, Telstra's On Australia subsidiary, and Worldcom/UUNet.

Industry Background

  Growth of the Demand for Internet-Based Mobile Office Communications

        Improvements in technology, global deregulation of the communications industry and convergence of Internet-based and traditional communications markets create opportunities for providers of Internet-based services, including the business opportunities in the large and growing Internet-based mobile office communications market. Internet access is a core business tool for most companies, particularly those engaged in international commerce.

        Internet roaming enables end users to access the Internet by using network facilities and services of a provider other than their "home provider"—the provider with whom they have an Internet access account. Demand for Internet roaming services is expected to increase as a result of a number of factors, including increasing numbers of Internet users and telecommuters worldwide, increasing mobility of the global workforce and the increasing importance of data communications in the business world. According to a 2000 report from Frost & Sullivan, the global Internet roaming services market experienced 435 million minutes of traffic in 1999 and is expected to grow to 93 billion minutes by 2006.

        We believe that demand for Internet-based services generally, and Internet roaming specifically, will increase as a result of deregulation in global telecommunications markets, which has compelled communications service providers to offer additional services to differentiate themselves from their competitors and to generate revenues.

  Challenges Associated with Providing Internet-Based Mobile Office Communications Services

        Providing Internet-based mobile office communications services is a complex business that faces the following challenges:

        Access to global Internet-based network.    Internet access points around the world are necessary for the global delivery of Internet-based communications services. The capital and lead time required for any one service provider to establish such a global network can be significant. Legal and regulatory impediments must be overcome. Therefore, many individual providers partner and share networks with multiple providers in order to enable a broad range of Internet-based services on a global basis.

        Numerous global relationships.    As more service providers attempt to provide global services, the number and complexity of relationships among such providers will increase. Establishing necessary contracts, service and payment standards, cross-marketing rights and access rights can be a costly and time-consuming process. Few companies have the capital resources to create their own homogenous global network.

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

The GRIC Solution

        GRIC's Internet-based communications solution consists of a managed global network, proprietary GRICtraveler server software and customizable GRIC client software, our settlement services and the GRIC Alliance. Our combination of software, network infrastructure and business relationships allows our customers to provide their end users global Internet-based mobile office communications services such as global Internet roaming. As a settlement clearinghouse managing a global alliance, we establish critical business relationships and processes and implement common technical, service and payment standards needed to enable our customers to provide services through a shared global network.

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

  •
  Provide access by means of all commercially viable technologies. The GRIC Alliance has always provided dial-up access to the Internet. Nearly a third of the network also supports ISDN. In the past 12 months, we have added broadband wireless based on the Wi-Fi (802.11b) standard to the list of access technologies we support. GRIC Alliance members who wish to offer expanded wireless Internet access to their customers now have broadband wireless access in Asia-Pacific and North America. GRIC expects to expand broadband wireless access and other technologies as they become available, using the same business model that it has used to achieve leadership in dial-up access.

  •
  Provide a high degree of security. GRIC provides a high level of security based in industry standard protocols for all Internet connections made over its network. In addition, the GRICdial client software has been tested and is compatible with all leading Virtual Private Network systems and solutions on the market. The client software has built-in security features.

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

  •
  Offer redundant points of presence. By offering multiple Internet connection alternatives in most locations, we provide customers the ability to connect regardless of most single points of network failure.

        We administer and monitor the GRIC Alliance and provide transaction management and settlement services to our customers. We provide configuration, authentication, route origination and termination, tracking and settlement services, which are essential to integrate the dispersed networks of the GRIC Alliance members into a global interconnected network which we manage. By tracking usage data through the networks in the GRIC Alliance, we provide the information necessary for our members to bill their end users with the convenience of a single bill.

Strategy

        GRIC's goal is to become the leading provider of Internet-based mobile office communications solutions by offering customers a very friendly, very easy-to-use universal access client software and access to corporate data and other services through a variety of networks.

        Our vision is to reliably and securely deliver to individuals, who are traveling or working remotely, the same set of services that they have access to when they are working in a central office, thus allowing them to work productively and efficiently wherever they happen to be located. To realize this vision, we intend to deliver:

  •
  the ability for users to connect to their corporate network through the Internet from virtually anywhere in the world, using a variety of access methods, such as dial-up, ISDN, broadband wireless, and DSL and using an universal access client that can be updated automatically as new access points and services are introduced.

  •
  applications such as e-mail, conferencing, messaging, expense management as well as other specialized enterprise applications, delivered via the universal client using an easy point and click methodology.

  •
  security applications such as VPN, personal firewall, intrusion detection, and strong authentication to protect valuable corporate information.

  •
  an ubiquitous, highly reliable, and cost effective global network that can be accessed from anywhere in the world managed by GRIC for quality, speed and reliability.

  •
  access via a variety of devices, such as lap top computers, PDAs, and cell phones.

  •
  technological neutrality, allowing the seamless incorporation of new access methods, access devices, and networks as they become available and commercially viable convenient billing options, including a single bill for all services and networks used, and flexible pricing capabilities to suit any remote user.

Products and Services

  Overview

        Our products and services enable our customers to offer Internet-based mobile office communications services, such as global Internet roaming, to their customers and employees worldwide. We provide a managed global network, our proprietary GRICtraveler server software and customizable GRICdial client software, our settlement services and the GRIC Alliance. In 2000 we also provided Internet telephony services, but we ceased to do so in January 2001.

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

Customers

        Our typical customers are service providers that provide and manage Internet-based mobile office communications services. As of December 31, 2001, the GRIC Alliance included the communications networks of over 300 GRIC Alliance members in 150 countries and more than 18,000 Internet access dialing locations. GRIC Alliance members that connect their networks to the GRIC Alliance enable their end users to access the networks of other members. Current members of the GRIC Alliance include America Online, AT&T, Cable and Wireless, China Netcom, China Telecom, China Unicom, Chunghwa Telecom, Earthlink, Fiberlink, Fujitsu Nifty, NEC Biglobe, Net Vision, Singapore Telecommunications, Procter and Gamble, Sony Communication Network Corporation, Telstra's On Australia subsidiary, and Worldcom/UUNet.

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

        We currently maintain domestic direct sales personnel in California, Massachusetts, Texas, Virginia and Washington D.C., and an international direct sales force in Australia, China, France, Hong Kong, Germany, Japan, Singapore and the United Kingdom. The direct sales force is organized into individual regional account teams, which include sales representatives, sales engineers and account managers. As of December 31, 2001, our direct sales force comprised 22 individuals. We intend to increase the size of our direct sales force from its current level and establish additional sales offices as needed.

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

  Marketing

        Our marketing programs are targeted at providers of Internet-based services and are currently focused on creating awareness of, and generating interest in our products and services. We engage in a variety of marketing activities, including:

  •
  direct mailings and ongoing public relations campaigns;

  •
  customer seminars;

  •
  advertisements;

  •
  our Web site;

  •
  relationships with recognized industry analysts;

  •
  participating in technology-related conferences and demonstrating our products at trade shows targeted at providers of Internet-based services; and

  •
  joint marketing strategies and programs with our partners.

  Customer Service and Support

        We believe that customer service and support are critical to maintaining existing customer relationships and developing relationships with new customers. Our customer service group performs pre-sales support, product installation and customization, technical support and consulting services, customer training and product maintenance. Through our network operation centers in California and France, we have established a globally distributed sales and support capability that provides support coverage 24 hours-a-day, seven days-a-week.

Research and Development

        Our research and development efforts are focused on improving the functionality and performance of our existing Internet-based mobile office communications products. We obtain extensive product development input from our customers and monitor our customers' needs and changes in the marketplace. We are evaluating alternative methods determining the feasibility of providing remote Internet access through a variety of broadband and wireless delivery technologies and continue to certify the interoperability of our products with those of other vendors, particularly virtual private networking companies. In addition, we are developing improved network management capabilities and enhanced end user features as part of our mobile office solutions offering.

        We believe our success will depend, in part, on our ability to develop and introduce new products and enhancements to our existing products. We have made, and we intend to continue to make, significant investments in research and development. Our research and development expenditures were approximately $5.3 million in 2001, $10.9 million in 2000 and $8.1 million in 1999. If we are unable to develop new products or enhancements to existing products on a timely basis, or if the new products or enhancements fail to achieve market acceptance, our business, prospects and results of operations will suffer.

        We utilize our software development center in Bangalore, India to supplement our product software engineering efforts in the United States. As of December 31, 2001, the number of software engineers in our Bangalore, India, facility was 22.

Competition

        We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing, primarily on the basis of the following factors:

  •
  breadth of geographic presence;

  •
  ease of integration;

  •
  security of access

  •
  network quality and capacity;

  •
  reliability;

  •
  ability to offer turnkey solutions;

  •
  price;

  •
  availability and breadth of Internet-based communications services;

  •
  customer service;

  •
  performance;

  •
  flexibility; and

  •
  scalability.

        There are low barriers to entry to new or existing businesses seeking to offer services on the Internet. As a result, our business environment is intensely competitive, highly fragmented and rapidly changing. Competition can come from many sources and may be focused on different segments of our business. In the market for Internet roaming and related settlement services, we compete with iPass, which has formed a competing alliance. AT&T and other large communications service provider companies, such as Worldcom/UUNET, compete, or have the ability and resources to compete, in our principal market, including by offering clearinghouse and roaming services.

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

        Congress is currently considering legislation that would deregulate high-speed data and Internet transport services provided by incumbent local exchange carriers, including the Regional Bell Operating Companies. Similarly, the Federal Communications Commission recently has proposed the adoption of rules that may relieve incumbent legal exchange carriers of regulatory obligations in the provision of broadband services, possibly including requirements that they provide network access services to competitors. The Federal Communications Commission is also considering whether facilities-based broadband Internet access providers should be required to contribute to the universal service fund, which is used to subsidize the universal availability of telecommunications services. If adopted, these legislative and regulatory measures may lessen some of the regulatory burdens on existing providers of broadband services, particularly incumbent legal exchange carriers, but may increase barriers to entry for new providers and may result in increased costs to customers of such services. We cannot be certain of the impact that any of these measures would have on our business.

        Federal rules and regulations governing intercarrier compensation are also currently under review at the Federal Communications Commission and the U.S. Court of Appeals for the District of Columbia Circuit. To the extent that our U.S. customers are adversely affected by the combination of increased costs of Internet access and transport services and decreased revenues from intercarrier compensation, we cannot be certain that our business will not be adversely affected as well.

        Congress has adopted legislation addressing certain other aspects of the Internet, including intellectual property protection child privacy protection, Internet spamming, privacy, taxes, Internet fraud, privacy, security and broadband deployment in rural areas. Various states also have adopted and are considering Internet-related legislation. Increased U.S. restriction of the Internet or Internet-related services may slow our growth, particularly if other governments follow suit, which may negatively impact the cost of doing business over the Internet and materially adversely affect our business, prospects, results of operations and financial condition.

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

Intellectual Property

        We rely on a combination of patent, copyright, trademark and trade secret protection, nondisclosure agreements and licensing restrictions and arrangements to establish and protect our proprietary rights. We cannot assure you that these forms of protection will be effective. We have been issued United States Patent Number 5,898,780 dated April 27, 1999 for "Method and Apparatus for Authorizing Remote Internet Access," and have other U.S. patents pending. We cannot assure you that patents will issue from the pending applications or, if any patents are issued, that they will be sufficiently broad to protect our technology adequately. We have a number of trademarks and trademark applications and use copyright and trade secret protection to protect our software and other original works.

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

Trademarks

        GRIC and "Technology that brings intelligence to the Internet" are our registered trademarks. GRIC AAS, GRIC AADR, GRIC Alliance, GRIC Alliance Network, GRIC ARS, GRIC Convergent Service Platform, GRIC CSP, Global Reach Internet Connection, GRICdial, GRIC Member logo, GRICphone, GRIC QMS, GRICtalk, GRICtraveler, GRICprepaid, GTtrend, Roaming Streamer, "Empowering the Mobile Office" and the GRIC logo are our trademarks.

Employees

        As of December 31, 2001, we had 151 employees. Our future performance depends, in significant part, on our ability to retain existing personnel in key areas such as engineering, technical support, sales and senior management who are in high demand. None of our employees is subject to a collective bargaining agreement, nor have we experienced work stoppage. We consider our relationships with our employees to be good.

ITEM 2. PROPERTIES

        We occupy approximately 31,000 square feet of space in Milpitas, California under a lease that expires in February 2003. We lease sales and support offices in China, France, Hong Kong, Japan, Malaysia, Singapore and the United Kingdom and we lease an R&D office in India. In the event that existing facilities are not adequate for our needs, we anticipate that additional facilities will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

        We are subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results in any of these legal proceedings will have a material adverse effect our financial condition, results of operations, or cash flows.

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

        The parties to those lawsuits have been discussing a proposal by which all of our officers and directors would be dismissed, without prejudice, all Section 10(b) and Rule 10b-5 claims would be dismissed, without prejudice, and the actions against us would be stayed, except for certain test cases. We believe that we would meet the conditions set by the current proposal for dismissal of our officers and directors, and anticipate that the actions against us would be stayed and the 10b-5 claims would be dismissed if we were to agree to these terms. There can be no guarantee that the parties will agree to these or similar terms. Our management believes that the lawsuits are without merit and intends to defend them vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2001.

ITEM 4A. EXECUTIVE OFFICERS

        The following table sets forth information with respect to each person who served as an executive officer of the Company as of December 31, 2001.

Name	Age	Position
Roger L. Peirce	60	Chairman of the Board of Directors
Dr. Hong Chen	39	Chief Executive Officer and Director
Bharat Davé	49	President, Chief Operating Officer and Director
Kim S. Silverman	36	Vice President and Chief Financial Officer
Kristin L. Steinmetz	42	Senior Vice President, Global Sales and Marketing
Michael A. Smart	48	Vice President and General Manager, Software Business Unit
John Rasmus	55	Vice President, Business and Corporate Development
David L. Teichmann	46	Senior Vice President, General Counsel and Secretary

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

        Kim S. Silverman has served as our Vice President and Chief Financial Officer since November 2001. From February 2001 to October 2001, she served as Vice President and Corporate Controller and from February 1997 to January 2001, she served as our Corporate Controller. From April 1995 to January 1997, Ms. Silverman was with Silicon Graphics, Inc. Ms. Silverman holds a B.S. degree in Accounting from the University of Colorado and is a Certified Public Accountant in California.

        Kristin L. Steinmetz has served as our Senior Vice President, Global Sales and Marketing since March 2001. From July 2000 to February 2001, she was our Senior Vice President, Marketing and Business Development. From 1991 to July 1999, she served in various positions at AT&T Corporation, a global telecommunications company, most recently as Vice President of Global Services, Consumer Marketing Vice President and Director of Strategy and Business Planning. From 1989 to 1991, she held the position of Senior Management Consultant at Edgar, Dunn and Company, a consulting firm. Ms. Steinmetz holds a B.A. degree in Zoology from the University of California at Berkeley and an M.B.A. degree from Cornell University.

        Michael A. Smart has served as our Vice President and General Manager, Software Business Unit since January 2001. From November 2000 to December 2000, he served as our Vice President, CSP. From March 1998 to October 2000, he served in various positions with TCSI Corporation, most recently Vice President of Global Sales and Director of Product Marketing. From 1996 to 1998, Mr. Smart was Vice President and General Manager at Master Software, Inc., a systems integrator specializing in custom applications for the telecommunications industry. Mr. Smart earned his B.A. degree from San Diego State University, and an M.B.A. degree from St. Mary's College.

        John Rasmus has served as our Vice President, Business and Corporate Development since March 2001. From 2000 Dr. Rasmus served as Vice President of Business Development for the broadband softswitch company, Sphere Communications. From 1993, he served in various capacities with Siemens Communications, Inc., most recently as Senior Director for its telecom carrier group's ISP/CLEC organization and Senior Director of Siemens Business Communications' IP Telephony Business Unit. Dr. Rasmus has a Ph.D. degree and M.A. degree in Political Economy from the University of Toronto; an M.A. degree in International Management from the University of Texas; and a B.A. degree in Economics from the University of California at Berkeley.

        David L. Teichmann has served as our Senior Vice President, General Counsel and Secretary since January 2002. From July 1998 to December 2001, he served as our Vice President, General Counsel and Secretary. From 1993 to July 1998, he served in various positions at Sybase, Inc., a software company, including Vice President, International Law as well as Director of European Legal Affairs based out of Sybase's Netherlands headquarters. From 1989 to 1993, Mr. Teichmann was Assistant General Counsel handling legal matters in Asia-Pacific, Japan, Canada and Latin America for Tandem Computers Corporation, a computer company. Mr. Teichmann holds a B.A. degree in Political Science from Trinity College, an M.A.L.D. degree in Law & Diplomacy from the Fletcher School of Law & Diplomacy and a J.D. degree from the University of Hawaii School of Law.

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

	High	Low
1999:
Fourth Quarter (since December 15, 1999)	$27.13	$19.06
2000:
First Quarter	$75.00	$27.38
Second Quarter	$34.50	$7.56
Third Quarter	$18.00	$6.64
Fourth Quarter	$7.63	$1.72
2001:
First Quarter	$3.88	$0.98
Second Quarter	$3.32	$0.88
Third Quarter	$3.00	$0.70
Fourth Quarter	$1.73	$0.81

        On December 31, 2001, there were approximately 134 record holders of the Company's common stock.

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

        In connection with the offering, we incurred $5.2 million in underwriting discounts and commissions, and $2.0 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were $66.8 million. From the effective date of the registration statement through December 31, 2001, we applied $9.1 million in proceeds towards short-term investments, $13.1 million of the proceeds towards capital expenditures and the balance towards working capital and funding operations.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Statements of Operations Data

	Years Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share amounts)
Revenues:
Settlement	$254	$1,666	$7,962	$27,909	$22,721
Software and other	1,280	883	1,659	1,570	973

Total revenues	1,534	2,549	9,621	29,479	23,694
Costs and expenses:
Cost of settlement revenues	156	1,444	6,980	25,076	13,194
Cost of software and other revenues	708	982	118	83	—
Network and operations	837	1,117	3,054	7,615	6,180
Research and development	2,314	5,080	8,128	10,928	5,342
Sales and marketing	3,723	6,373	8,682	13,069	14,260
General and administrative	2,002	3,540	4,967	8,065	8,627
Amortization of stock-based compensation	—	—	300	427	427
Other expense reversals	—	1,500	(925)	—	—
Restructuring charge	—	—	—	—	7,773

Total costs and expenses	9,740	20,036	31,304	65,263	55,803

Operating loss	(8,206)	(17,487)	(21,683)	(35,784)	(32,109)
Interest income and other, net	79	192	519	3,668	779
Interest expense	—	(575)	(1,332)	(177)	(129)

Loss from continuing operations before income taxes	(8,127)	(17,870)	(22,496)	(32,293)	(31,459)
Provision for income taxes from continuing operations	59	32	70	155	107

Net loss from continuing operations	(8,186)	(17,902)	(22,566)	(32,448)	(31,566)
Discontinued operations:
Loss from discontinued operations	(774)	—	—	—	—
Gain on disposal of discontinued operations	5,118	—	—	—	—

Net loss	$(3,842)	$(17,902)	$(22,566)	$(32,448)	$(31,566)

Basic and diluted net loss per share from continuing operations	$(4.42)	$(9.19)	$(7.95)	$(1.68)	$(1.59)

Basic and diluted net loss per share	$(2.08)	$(9.19)	$(7.95)	$(1.68)	$(1.59)

Shares used to compute basic and diluted net loss per share	1,851	1,948	2,837	19,345	19,825

Consolidated Balance Sheet Data

	Years Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands)
Total assets	$9,855	$4,740	$85,377	$59,405	$22,064
Long-term liabilities	19	1,069	1,147	481	110
Redeemable convertible preferred stock	8,590	8,590	—	—	—
Total stockholders' equity (deficit)	61	(14,806)	75,853	45,536	14,986

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the selected consolidated financial information and the consolidated financial statements and notes appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements, such as statements of expected revenues and expenses, that involve risks and uncertainties. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those detailed from time to time in our filings with the Securities and Exchange Commission and those discussed in this Form 10-K, particularly in this Management's Discussion and Analysis of Financial Condition and Results of Operations and under "Factors That May Affect Future Results."

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

        From our incorporation in 1994 until 1997 we were both an Internet service provider in Northern California and an independent software developer for the Internet service provider community. In 1997, we sold our local Internet service provider business. We first recognized settlement revenues in 1997, and since 1998 we have derived our revenues primarily from settlement and clearinghouse services for our customers, who are members of the GRIC Alliance. From late 1998 until January 2001, we also provided Internet telephony settlement services, which were characterized by high revenues that generated low margins. On January 30, 2001, we announced that we were ceasing to provide Internet telephony service in order to focus on Internet roaming services, based on an analysis of operating expenses and gross margins, and our expectation that continued Internet telephony operations would require additional cash infusions. In connection with that new focus, we also restructured our operations by reducing our workforce, eliminating bandwidth costs associated with Internet telephony, and reducing our equipment and network maintenance expenses. As a result of this restructuring we are now focused on providing Internet-based mobile office communications services globally.

        As an Internet-based mobile office communications services business, we generate settlement revenues when we provide settlement services to customers whose end users initiate Internet communications. For these transactions, our settlement services consist of tracking usage globally, collecting the amount that a roamer's "home" service provider owes us, paying the appropriate amount to the service provider enabling local access, and providing the underlying usage data to our customer to enable end user billing.

        We have incurred substantial losses since our inception as a result of expenses associated with building the GRIC Alliance and related network infrastructure and developing our software products. As of December 31, 2001, we had an accumulated deficit of approximately $111.8 million. We expect to incur additional losses for the foreseeable future, and we cannot assure you that we will achieve or sustain profitability. See "Factors That May Affect Future Results—We have not been profitable to date and we anticipate continued losses during 2002."

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

Critical Accounting Policies and Estimates

        The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements:

        Revenue Recognition and Related Allowances.    We derive revenues primarily from settlement services we provide to customers through our network. We record estimated allowances against settlement revenues in the same period the revenue is recorded. These estimates are based upon historical analysis of our credit memo data and other known factors for pricing and transaction volume disputes that arise in the normal course of business. To date, allowances for disputed amounts have not been significant. If the historical data we use to calculate these estimates does not accurately reflect amounts associated with future disputes, our actual revenues could be higher or lower than what we have recognized.

        We also derive revenues from licenses of software to customers seeking to offer Internet roaming and Internet telephony services to their end users, and from sales of maintenance and support services. Estimates and judgments we make regarding recognition of these revenues are not likely to have a material impact on our reported results of operations for a given period.

        Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses from our customers' inability to make payments they owe us. In order to estimate the appropriate level of this allowance, we analyze historical bad debts, customer concentrations, current customer credit-worthiness, current economic trends and changes in our customer payment patterns. If the financial condition of our customers were to deteriorate and to impair their ability to make payments to us, additional allowances might be required in future periods.

Results of Operations
2001 Compared to 2000

Revenues

        Total revenues consist of settlement revenues and software and other revenues. Total revenues decreased to $23.7 million in 2001 from $29.5 million in 2000, representing a decrease of 20%.

        Settlement Revenues.    Settlement revenues consist of revenues from Internet telephone services through January 2001, before we ceased providing those services, and revenues from Internet roaming services. Settlement revenues decreased to $22.7 million in 2001 from $27.9 million in 2000, representing a decrease of 19%. The decrease represents a $17.6 million decrease in Internet telephony settlement services, partially offset by a $12.4 million increase in Internet roaming settlement services due to expansion of our Internet roaming customer base and increased volumes of Internet roaming by our existing customers. We expect settlement revenues to increase in 2002 and to exceed 2001 total revenues.

        Software and Other Revenues.    Software and other revenues consist of revenue from sales of software licenses, maintenance and services. Software, maintenance and service revenues decreased to $973,000 in 2001 from $1.6 million in 2000, a decrease of 38%. The decrease is primarily due to lower sales of licenses of certain components of our clearinghouse software and related maintenance and services, partially offset by higher revenues from sales of Internet roaming software, maintenance and services. We expect software and other revenues to constitute an insignificant component of total revenues for 2002.

Costs and Expenses

        Cost of Settlement Revenues.    Cost of settlement revenues consists of amounts we pay to access the Internet in order to provide Internet roaming services for our customers and amounts we paid to terminate Internet telephony services for our customers through January 2001 before we ceased providing those services. Cost of settlement revenues decreased to $13.2 million in 2001 from $25.1 million in 2000, representing a decrease of 47%. The decrease represents a $18.3 million decrease in Internet telephony settlement costs partially offset by a $6.4 million increase in Internet roaming costs due to increased volumes of Internet roaming minutes. Internet roaming costs decreased as a percentage of Internet roaming revenue in 2001 primarily due to lower rates obtained from our providers. We expect that for 2002 the cost of settlement revenues will increase in absolute dollars as roaming revenue increases, but will decline as a percentage of total settlement revenues as a result of our ceasing to provide Internet telephony service and our expectation to lower rates with our Internet roaming providers.

        Cost of Software and Other Revenues.    Cost of software, hardware and maintenance services revenues represents the cost of equipment, software and professional services associated with this revenue. Cost of software, hardware and maintenance and services revenues decreased to zero in 2001 from $83,000 in 2000.

        Network and Operations.    Network and operations expenses consist of salaries and benefits, depreciation on network equipment, allocated facility and management information systems expenses, costs of co-location of network equipment and leased telecommunication lines and other related costs. Network and operations expenses decreased to $6.2 million in 2001 from $7.6 million in 2000, representing a decrease of 19%. The decrease was primarily due to elimination of co-location and telecommunication costs as we ceased to provide Internet telephony services. This decrease was partially offset by an overall increase in staffing and related expenses to provide customer support and to operate our network centers on a 24 hours-a-day, seven days-a-week basis. We expect the aggregate amount of network and operations expenses to decrease during 2002.

        Research and Development.    Research and development expenses consist of salaries and benefits, outside consultants, recruiting costs of employees, quality assurance, allocated facility, management information systems and depreciation costs and other related costs. Research and development expenses decreased to $5.3 million in 2001 from $10.9 million in 2000, representing a decrease of 51%. The decrease was primarily due to engineering personnel reductions following our January 2001 restructuring as we focused principally on continued development of our core Internet roaming software. We also reduced costs by expanding the use of our development center in India, where engineering talent may be obtained at more favorable rates than in the San Francisco Bay area. We expect the aggregate amount of research and development expenses to continue to decrease during 2002.

        Sales and Marketing.    Sales and marketing expenses consist of salaries and benefits, commissions earned by sales and marketing personnel, allocated facility, management information systems and depreciation costs, costs for marketing and promotional programs, and costs associated with domestic and international sales offices and other related costs. Sales and marketing expenses increased to $14.3 million in 2001 from $13.1 million in 2000, representing an increase of 9%. The increase reflects our investment in marketing campaigns and professional services to promote our corporate image and brand identity. We expect the aggregate amount of sales and marketing expenses to decrease during 2002.

        General and Administrative.    General and administrative expenses consist of general corporate and facility costs as well as salary, benefits and related costs for executive, finance, legal, administrative, human resources, investor relations and management information systems functions and provisions for uncollectible receivables. General and administrative expenses increased to $8.6 million in 2001 from $8.1 million in 2000, representing an increase of 7%. The increase was primarily due to the write-off of all uncollected Internet telephony receivables in 2001. We expect the aggregate amount of general and administrative expenses to decrease during 2002.

        Amortization of Stock-Based Compensation.    Some stock options previously granted through December 14, 1999 are considered compensatory because the estimated fair value for accounting purposes was greater than the stock option exercise price as determined by the board of directors on the date of grant. As a result, we have recorded related amortization of deferred compensation expense of $427,000 in 2001 and 2000. As of December 31, 2001, we had an aggregate of $247,000 of deferred compensation remaining to be amortized. Deferred compensation is amortized on a straight-line basis over the vesting period of the options. We expect amortization of approximately $176,000 in 2002 and $71,000 in 2003.

        Restructuring Charge.    In connection with our January 2001 restructuring we incurred a total charge to operations of $7.8 million.

        Restructuring-related involuntary employee severance costs resulted in a charge of $708,000, pertaining to the expected termination of employees worldwide. All worldwide employees who were involved in providing, selling or supporting Internet telephony services or who performed related functions were considered during the cost-cutting plan. A total of 58 employees were terminated as part of these cost-cutting measures.

        The termination of lease and facility obligation resulted in a charge of $1.5 million. We considered the costs of terminating these commitments to be related to our decision to cease providing Internet telephony services.

        The net book value of fixed assets retired as part of our restructuring totaled $5.6 million. The assets consisted primarily of computer hardware and software previously utilized in our Internet telephony business. During 2001, we sold assets held for sale totaling $370,000 for a gain of $48,000. At

December 31, 2001, $170,000 representing the remaining recoverable amount of these assets held for sale is included in prepaid expenses and other current assets.

	Employee Severance Costs	Termination of Lease and Facility Obligations	Retirement of Fixed Assets	Total
	(in thousands)
Q1 2001 provision	$708	$1,532	$5,581	$7,821
Non-cash charges	—	—	(5,581)	(5,581)
Cash payments	(708)	(1,099)	—	(1,807)

Accruals at December 31, 2001	$—	$433	$—	$433

Interest Income and Other, Net

        Interest income and other, net, represents interest income on cash balances and on short-term investments. Interest income and other, net, decreased to $779,000 in 2001 from $3.7 million in 2000. The decrease was primarily due to the higher cash balances in 2000 resulting from our initial public offering in December 1999 and subsequent reductions for cash used in operations.

Interest Expense

        Interest expense consists of interest expense associated with capital leases and amortization of the fair value of warrants issued in connection with our financing activities. Interest expense decreased to $129,000 in 2001 from $177,000 in 2000. The decrease was primarily due to the payment of outstanding capital lease obligations.

Income Taxes

        The provision for income taxes decreased to $107,000 in 2001 from $155,000 in 2000. The provision for income taxes consists of foreign taxes. SFAS Statement No. 109 provides for the recognition of deferred tax assets if realization of these assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. We intend to evaluate the ability to realize the deferred tax assets on a quarterly basis.

        As of December 31, 2001, we had net operating loss carryforwards for federal purposes of approximately $99.0 million which expire in years 2011 through 2021. We also have net operating loss carryforwards for state purposes of approximately $46 million which expire in years 2002 through 2011. We have federal and state research and development tax credits of approximately $962,000 which expire in years 2009 through 2021 and approximately $868,000 which carry forward indefinitely.

        Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an ownership change could occur as a result of future financing activities as well as secondary trading in our securities. The annual limitation might result in the expiration of the net operating loss and tax credit carryforwards before utilization.

2000 Compared to 1999

Revenues

        Total revenues increased to $29.5 million in 2000 from $9.6 million in 1999, an increase of 206%. The primary reason for the growth was increased settlement revenues.

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

        Network and Operations.    Network and operations expenses increased to $7.6 million in 2000 from $3.1 million in 1999, an increase of 149%. This increase was due to higher levels of business activity and higher costs associated with the expansion of our customer support and network operation centers.

        Research and Development.    Research and development increased to $10.9 million in 2000 from $8.1 million in 1999, an increase of 34%. The increase was primarily due to the costs of engineers engaged in the continued development of our proprietary settlement software and Internet roaming software. To date, all software development costs have been expensed in the period incurred.

        Sales and Marketing.    Sales and marketing expenses increased to $13.1 million in 2000 from $8.7 million in 1999, an increase of 51%. The increase reflects the hiring and recruitment of additional personnel to expand our geographic coverage and to support the growth of our global Internet roaming and telephony services.

        General and Administrative.    General and administrative expenses increased to $8.1 million in 2000 from $5.0 million in 1999, an increase of 62%. The increase reflects the hiring of additional personnel and consultants to provide the infrastructure to support future growth, as well as increases in professional services fees.

        Amortization of Stock-Based Compensation.    We have recorded expenses of $427,000 in 2000 and $300,000 in 1999 relating to the amortization of deferred compensation expense.

Interest Income and Other, Net

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

Income Taxes

        The provision for income taxes increased to $155,000 in 2000 from $70,000 in 1999.

Liquidity and Capital Resources

	1999	2000	2001
	(in thousands)
Cash and cash equivalents	$64,655	$29,320	$4,021
Net cash used in operating activities	(18,737)	(26,468)	(26,431)
Net cash (used in) provided by investing activities	(16,330)	(9,962)	1,253
Net cash (used in) provided by financing activities	98,360	1,095	(121)

        Cash and Cash Equivalents.    Our principal source of liquidity is our cash, cash equivalents, and short-term investments. As of December 31, 2001, in addition to our cash and cash equivalents balance of $4.0 million, we had a short-term investment balance of approximately $9.1 million.

        Operating Activities.    Net cash used in operating activities was $26.4 million in 2001, $26.5 million in 2000 and $18.7 million in 1999. Net cash used in operating activities in 2001, 2000 and 1999 was primarily a result of net operating losses and our January 2001 strategic restructuring charges.

        Investing Activities.    Net cash provided by investing activities was $1.3 million in 2001 and net cash used in investing activities was $10.0 million in 2000 and $16.3 million in 1999. The net cash provided by investing activities in 2001 was primarily the result of proceeds from maturing short-term investments to fund net operating activities. The cash used in investing activities in 2000 and 1999 was primarily a result of purchases of short-term investments that utilized the funds received from the Company's initial public offering. Other uses of cash in investing activities consisted of purchases of computer hardware, relating to the network infrastructure, and of computer hardware and software for our increasing employee base.

        Financing Activities.    Net cash used in financing activities was $121,000 in 2001 and net cash provided by financing activities was $1.1 million in 2000 and $98.4 million in 1999. Net cash used in financing activities in 2001 primarily consisted of payment of debt and treasury stock. Net cash provided by financing activities in 2000 primarily consisted of proceeds from sales of common stock through incentive stock options and the employee stock purchase plan. In 1999, we completed our initial public offering, which raised $66.8 million net of costs.

        Commitments.    We lease all of our facilities under operating leases that expire at various dates through 2007. As of December 31, 2001, we had $1.6 million in future operating lease commitments and $419,000 of capital lease obligations and equipment promissory notes. Approximately $1.1 million in future operating lease commitments and all of the capital lease obligations are payable during 2002. In the future we do not expect to continue to finance the acquisition of computer and network equipment through additional capital lease arrangements.

        Stock Repurchase Program.    In September 2001, the Board of Directors approved a program to expend up to $2,000,000 to repurchase shares of our common stock in open market transactions. As of December 31, 2001, we purchased 110,000 shares for approximately $99,000. We have not repurchased any of our shares since late October 2001.

        Summary of Liquidity.    Our consolidated financial statements are prepared and presented on a going concern basis. At December 31, 2001, we had an accumulated deficit of $111.8 million and incurred a net loss of $31.6 million for the year ended December 31, 2001. Our January 2001 restructuring plan enabled us to reduce our operating expenses in 2001. However, there can be no assurance that we will be successful in maintaining operating expenses at the levels experienced in the quarterly period ended December 31, 2001 or reducing operating expenses in the future.

        Establishing profitable operations is our ultimate goal, however, we expect to incur losses and negative cash flow from operations in 2002. Our operating plans call for operations to consume fewer funds in 2002 than in 2001 because of our plan to increase revenue and related margins in 2002, while holding other operating expenses at levels that approximate the annualized run rate of the fourth quarter of 2001. While a forecast of future events is inherently uncertain, we believe that the combination of total available cash, cash equivalents and short-term investments of $13.1 million at December 31, 2001, will provide sufficient funding for our planned operations through at least December 31, 2002 given the funding requirements in our 2002 operating plan.

        We plan to invest in expanding our Internet roaming and related services on a global basis. This will require us to maintain continued favorable market acceptance and growth of our Internet roaming and related services offerings in order for us to continue our research and development activities and fund planned operating expenses. There can be no assurance that our Internet roaming product offerings will maintain favorable market acceptance, growth and operating margins.

        If we are unable to attain our revenue and margin goals, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring may be necessary to enable us to meet our cash requirements through December 31, 2002. These actions could have a material adverse effect on our business, results of operations and prospects. Furthermore, we may need to raise additional funds in future periods through public or private financing, strategic relationships or other arrangements to fund operations and potential acquisitions, if any. We may never achieve profitability. Any additional financing, if needed, might not be available on terms acceptable to us or at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

        On January 30, 2002, we entered into a Series A Preferred Stock and Warrant Purchase Agreement with H&Q Asia Pacific Growth Fund III, L.P., Vertex Technology Fund (II) Ltd and Vertex Technology Fund (III) Ltd. Under the terms of this agreement, we intend to issue and sell, through a private placement, up to $17 million of a newly created Series A Preferred Stock to these investors, subject to approval of the private placement by our stockholders. We will seek stockholder approval of this transaction. Additional details concerning this proposed financing will be provided in our definitive proxy statement to be filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No 30. We do not expect that the adoption of SFAS 144 will have a significant impact on our financial statements.

Factors That May Affect Future Results

        In addition to the information in this Annual Report on Form 10-K, the following should be considered in evaluating GRIC and our business.

We have not been profitable to date and we anticipate continued losses during 2002.

        To date, we have not been profitable. We cannot assure you that we will ever achieve or sustain profitability. We reported operating losses before income taxes of $31.5 million for 2001, $32.3 million for 2000, and $22.5 million for 1999. As of December 31, 2001, our accumulated deficit was $111.8 million. We have also experienced negative cash flows in each year since our inception in 1994.

We expect to incur operating losses during 2002. In particular, we expect to continue to invest in research and development and sales and marketing, and we expect to face pressure to adopt new pricing arrangements, including volume discounts, that may lower our gross margins. If revenues do not meet levels we anticipate, or if our costs and expenses exceed our expectations, we will continue to sustain losses, and our business and the price of our common stock may be harmed.

Our operating history is more limited than that of many other companies, so you may find it difficult to evaluate our business in making an investment decision.

        We have limited experience providing clearinghouse services—having done so since only 1997—and it is only since January 2001 that our efforts have been focused primarily on providing services that enable our customers to provide Internet roaming services to their end-users. Many members of our senior management team and other employees have worked with us for only a short period of time. Consequently, we have not demonstrated that our business can succeed.

We may require additional capital for our operations, which could have a negative effect on your investment.

        If we do not close our proposed sale of Series A preferred stock, or the funds we raise in that sale prove to be insufficient, it is possible that we may need to raise additional funds in the future in order to fund operations or acquisitions. If we raise additional funds through the issuance of equity or convertible debt securities, our stockholders may experience additional dilution and these new securities may have powers, preferences and rights that are senior to those of the rights of our common stock. For example, in the proposed sale of our Series A preferred stock, the investors would control a significant portion of our outstanding capital stock, and the owners of the Series A preferred stock will have claims that are senior to those of holders of the common stock in the event of a bankruptcy or liquidation, and the issuance of the Series A preferred stock will substantially dilute your ownership interest. We cannot be certain that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our business operations, promote our brand identity, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures. Any inability to do so could have a negative effect on our business, revenues, financial condition and results of operations.

In 2001, we restructured our business, which makes us primarily dependent on the success of our Internet roaming service.

        In January 2001, we restructured our business by ceasing to provide Internet telephony service and focusing on our Internet roaming service. This concentration makes us more dependent on the growth of the Internet roaming market in general, and will increase the negative impact on our business if our Internet roaming product offerings do not maintain favorable market acceptance and growth or achieve our revenue and margin targets.

We face significant competition, including competition from larger companies, which could make it more difficult for us to succeed.

        Our business environment is intensely competitive, highly fragmented and rapidly changing. Competition can come from many sources. For example, we compete directly with iPass in the market for Internet roaming and related settlement services, and iPass has a network that competes with the GRIC Alliance. Large communications service providers such as Equant, AT&T and Worldcom/UUNET also have the ability and resources to compete with us in the Internet-based mobile office communications services market. We could also face competition from emerging, wireless based network service providers targeting the traveling business communities.

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

        Customers are generally free to use competing products and services, so we could face significant customer losses, which could occur at unpredictable times. Our customers are generally not obligated to generate minimum revenues, and some generate very little revenue for us. These factors make it difficult to anticipate the level of our future revenues from existing customers. In addition, our success depends on our ability to expand our customer base. If we lose any significant customer or are unable to expand our customer base and to increase our average revenues per customer, our business will be harmed.

If we fail to attract larger customers, our revenues could fail to increase.

        Historically, a significant portion of our revenues has been derived from smaller companies in the Internet marketplace, but in recent periods we have attempted to focus our sales and marketing efforts on larger corporate and enterprise-level customers. This strategy places new demands on our business, such as the longer sales cycles and higher levels of service and support that larger accounts generally require. If we fail in this strategy, or if we have underestimated the costs of this strategy, our results of operations would be likely to be harmed.

We depend on our customers to market Internet-based communications services to their end users, so our revenues depend on the activities of others and on the market acceptance of their services.

        Our business depends on the efforts and success of our customers in marketing Internet-based communications services to their end users. We have little ability to promote our services, or to promote demand for our customers' services generally. If our customers fail to market their Internet-based communications services effectively, our revenues will be reduced. Similarly, if the market for Internet-based communications services fails to grow, or expands more slowly than anticipated, our revenues will be lower than expected. The Internet-based services we provide are relatively new and have not achieved widespread market acceptance. Network service providers and communication solutions providers may be reluctant to promote or rely upon our services until they gain greater commercial acceptance, which may never occur.

Sales in the Internet infrastructure market are subject to fluctuation.

        Although sales to the Internet infrastructure market have grown historically, this market is characterized by sporadic purchasing decisions. In addition, many companies have warned of lower-than-expected revenue and declines or delays in sales orders from companies in the Internet infrastructure market. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that service providers are affected by local regulatory and business conditions. Lower sales in the Internet infrastructure market could have a material adverse effect on our business, operating results and financial condition.

If we are unable to manage growth, the GRIC Alliance and our product development efforts effectively, our business will be harmed.

        In the past, rapid growth strained our network operations resources, product development resources and other managerial, operating and financial resources. We expect these strains to resume if we resume our growth, and our financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. If we are not able to manage research and development efforts, network infrastructure, performance and internal controls effectively, our costs will be higher than expected and our business will be harmed.

Our operating results fluctuate and are difficult to predict, so we may fail to satisfy the expectations of investors or market analysts and our stock price may decline.

        Our quarterly operating results have fluctuated in the past, and we expect them to fluctuate in the future. Despite our January 2001 restructuring, our business may fail to grow rapidly enough to offset operating expenses. The primary factors that may cause fluctuations in our quarterly operating results, many of which are beyond our control, include:

  •
  changes in global travel patterns due to past and potential future terrorist activities in the U.S. and the military responses to them in Southern Asia and elsewhere;
  •
  economic conditions generally, and slowdowns in the specific industries in which our customers operate;
  •
  the volume of transaction-based revenues;
  •
  the timing of deployment of services by our customers;
  •
  competitive pricing pressure;
  •
  the mix of services used by our customers' end users;
  •
  our ability to collect accounts receivable, particularly for customers based outside the U.S.;
  •
  the domestic and international regulatory environment; and
  •
  unanticipated increases in operating and marketing expenses.

        Business models relying on the Internet to provide communications services are still evolving. As a result, you should not rely on the results of any past periods as an indication of our future performance. It is likely that in some future periods, our operating results may be below expectations of public market analysts or investors. If this occurs, the price of our common stock is likely to decline.

Our customers require a high degree of reliability in the delivery of our services, and if we cannot meet their expectations for any reason, demand for our products and services will suffer.

        Our success depends in large part on our ability to assure generally error-free clearinghouse services, uninterrupted operation of our network and software infrastructure, and a satisfactory experience for our customers' end users. To achieve these objectives, we depend on the quality, performance and scalability of our products and services, the responsiveness of our technical support and the capacity, reliability and security of our network operations. We also depend on third parties over which we have no control. For example, our ability to serve approximately 41 countries is based solely on our network access agreement with one service provider and on that service provider's ability to provide reliable Internet access points in those countries. In the past, we have experienced problems due to our inability to detect system malfunctions and due to errors in collecting or processing account usage and settlement data. Due to the high level of performance required for critical communications traffic, any failure to deliver a satisfactory experience to end users, whether or not caused by our own failures, and any failure to provide accurate settlement data in connection with acting as a clearinghouse, could reduce demand for our products and services.

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

If we are unable to develop and introduce new services, we may not achieve or maintain profitability.

        We have generated substantially all of our revenue from the sale of remote Internet access. In order to realize our potential, we will need to continue to enhance our existing services and to develop and introduce new and complementary services. If we do not succeed in introducing, marketing and managing the installation and implementation of new services and distribution channels in a timely manner, our competitive position could be harmed.

        Even if we succeed in developing and establishing new services, we do not know if they will achieve market acceptance or support adequate pricing levels or generate revenues sufficient for us to become profitable. Further, we do not know whether third-party developers of Internet communications applications will be willing to develop new applications that can be delivered as part of our mobile office communications solutions, or that we will be able to develop any applications of this type ourselves.

Our long sales cycle makes it particularly difficult for us to forecast revenues, requires us to incur high sales costs, and aggravates fluctuations in quarterly financial results.

        Our business is characterized by a long sales cycle between the time a potential customer is contacted and the time a new customer relationship is established. In addition, after the new customer relationship is established there may be further significant delays before new users are brought into our system and we begin to realize associated revenues. As a result, we typically incur substantial sales costs before we recognize any related revenues; this may increase the volatility of our results because we may have high costs without associated offsetting revenues. Recently, our revenues have been adversely affected by the general economic downturn. If the costs associated with the long sales cycle increase, or if we are unable to generate associated offsetting revenues, our operating results will be harmed.

Because much of our business is conducted internationally, we encounter special difficulties, which may impede our progress toward profitability and harm the price of our common stock.

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

        We are also exposed to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships. Any of these factors could negatively impact our business by reducing our profitability and harm the price of our common stock.

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

It is difficult to hire and retain qualified sales personnel.

        Highly-trained sales personnel are key to our performance. Competition for these individuals is intense, and we may not be able to hire the type and number of sales personnel we need. Moreover, even after we hire salespersons, they require extensive training in our products and services. If we are unable to continue to retain our current employees and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our services, which may prevent us from generating revenue and achieving and maintaining profitability.

Litigation arising out of intellectual property infringement or other commercial disputes could be expensive and disrupt our business.

        We cannot be certain that our products or services do not, or will not, infringe upon patents, trademarks, copyrights or other intellectual property rights held by third parties. In addition, since we rely on third parties to help us develop, market and support our product and service offerings, we cannot assure you that litigation will not arise from disputes involving those third parties. From time to time we have been, and we expect to continue to be, party to disputes with these third parties. We may incur substantial expenses in defending against these claims, regardless of their merit. Successful claims against us may result in substantial monetary liability, significantly impact our results of operations in one or more quarters or materially disrupt the conduct of our business.

Our executive officers and directors hold a significant percentage of our stock and may be able to control matters requiring stockholder approval.

        As of December 31, 2001, our executive officers and directors, and their affiliated entities, owned approximately 32% of our outstanding common stock. Accordingly, these stockholders may have a substantial influence on all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration could also have the effect of delaying or preventing a change in control of our company.

Our charter documents and Delaware law contain provisions that could discourage a takeover and depress our stock price.

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

        In addition, we have elected to remain subject to the anti-takeover provisions of Delaware law. These factors may discourage takeover attempts.

If our common stock price falls below and remains under $1.00, or if we otherwise fail to comply with Nasdaq rules, our common stock could be delisted from The Nasdaq National Market, which could severely limit the trading market for our common stock.

        If we fail to meet the criteria for continued listing on The Nasdaq National Market, our common stock may be delisted, which could make it more difficult for you to sell your shares. For example, if the market price for our common stock falls and remains below $1.00 per share for thirty trading days, we would be subject to delisting. On January 31, 2002, the closing price of our common stock was $1.39.

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

        The secure transmission of confidential information over public networks is a significant barrier to widespread adoption of electronic commerce and communications. The Internet is a public network and information is sent over this network from many sources. Advances in computer capabilities, new discoveries in the field of code breaking or other developments could result in compromised security on our network or the networks of others. Security and authentication concerns with respect to the transmission over the Internet of confidential information, such as corporate access passwords, and the ability of unauthorized computer users, so-called hackers, to penetrate online security systems may reduce the demand for our services. If any well-publicized compromises of confidential information were to occur, it could reduce demand for Internet-based communications and our products and services.

Government regulations and legal uncertainties regarding the Internet could harm our business.

        At present, Internet-based communication services are not subject to fees that the U.S. Federal Communications Commission generally imposes on entities that use the local telephone network to access customers. Internet-based communication services also are generally not subject to other federal fees or taxes imposed to support programs such as universal telephone service. Changes in the rules or regulations of the U.S. Federal Communications Commission or in applicable federal communications laws to impose such fees or taxes could add significant new costs to our operations, and we are not certain how those increased costs could affect demand for our services.

        Any new law or regulation pertaining to Internet-based communication services, or the application or interpretation of existing laws, could decrease the demand for our services, increase our cost of doing business or otherwise harm our business. There is, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet. These laws or regulations may relate to taxation and the quality of products and services. Furthermore, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. In addition, we are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, and export or import matters. The vast majority of these laws were adopted prior to the advent of the Internet. As a result, they may not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty in the Internet market. These uncertainties could reduce demand for our services or increase the cost of doing business through litigation costs or increased service delivery costs.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

        Foreign Currency Risk.    We have limited exposure to financial market risks, including changes in foreign currency exchange rates and interest rates. Although we have foreign operations in Europe and Asia, to date, our exposure to foreign currency fluctuations has not been significant.

        Interest Rate Risk.    Our exposure to interest rate risk relates primarily to our investment portfolio and debt obligations. Interest rate risk occurs when we cannot hold a purchased investment to its maturity. The weighted-average maturity of our investment portfolio, when taking into account the reset feature of floating rate municipal bonds, is limited to 90 days. We intend to hold our securities until maturity and, therefore, do not expect to recognize an adverse impact on income or cash flows, although there can be no assurance of this. We have established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. We place investments with high credit quality issuers according to our investment policy. We do not use derivative financial instruments in our investment portfolio. All investments are carried at fair market value for 2001. Due to the short-term nature of our investments and the immaterial amount of our debt obligation, we believe that there is no material exposure to interest fluctuation. Therefore, no accompanying table has been provided.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Annual Financial Statements

        Our financial statements required by this item are submitted as a separate section of this Form 10-K—"Financial Statements." See Item 14 for a listing of the financial statements provided.

Supplementary Quarterly Data

        The following table sets forth certain unaudited condensed consolidated statement of operations data for each quarter of 2000 and 2001. This data has been derived from unaudited condensed consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the consolidated financial statements and notes thereto. Our quarterly results have in the past been and may in the future be subject to significant fluctuations. As a result, we believe that results of operations for interim periods should not be relied upon as an indication of the results to be expected in future periods.

	Quarters Ended
	March 31, 2000	June 30, 2000	Sept 30, 2000	Dec 31, 2000	March 31, 2001(1)	June 30, 2001	Sept 30, 2001	Dec 31, 2001
	(in thousands)
Total revenues	$5,202	$7,038	$9,007	$8,232	$5,353	$5,219	$6,070	$7,052
Cost of revenues.	4,611	5,938	7,324	7,286	3,846	2,792	3,160	3,396
Net loss	(6,918)	(8,105)	(8,194)	(9,231)	(18,090)	(5,962)	(4,782)	(2,732)
Basic and diluted net loss per share	(0.36)	(0.42)	(0.42)	(0.47)	(0.92)	(0.30)	(0.24)	(0.14)
Shares used to compute basic and diluted net loss per share	19,163	19,228	19,436	19,554	19,697	19,793	19,924	19,888

(1)
During the quarter ended March 31, 2001, in connection with our January 30, 2001 decision to cease providing Internet telephony service, we recorded a restructuring charge of $7.8 million and recorded an additional $1.6 million charge to general and administrative expense for all uncollected Internet telephony receivables.

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

  •
  the mix of services used by our customers' end users;

  •
  the domestic and international regulatory environment; and

  •
  changes in our strategy.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

        With the exception of the information specifically stated as being incorporated by reference from our definitive proxy statement for our 2002 annual stockholders' meeting (the "Proxy Statement") in Part III of this annual report, our Proxy Statement is not deemed as filed as part of this annual report. The Company will furnish to the Securities and Exchange Commission the Proxy Statement not later than 120 days after the close of the fiscal year ended December 31, 2001.

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
  The following documents are filed as part of this report:

  1.
  Financial Statements

        The following are filed as part of this Annual Report on Form 10-K:

  •
  Report of Independent Auditors

  •
  Consolidated Balance Sheets as of December 31, 2001 and 2000

  •
  Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

  •
  Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

  •
  Notes to Consolidated Financial Statements

  2.
  Financial Statement Schedule

        The following financial statement schedule for the years ended December 31, 2001, 2000 and 1999 should be read in conjunction with the consolidated financial statements of GRIC Communications, Inc. filed as part of this Annual Report on Form 10-K:

  •
  Schedule II—Valuation and Qualifying Accounts

        Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

  3.
  Exhibits

        The following exhibits are filed as a part of this report:

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Title	Form	Date	Number
3.01		Certificate of Incorporation.	S-1	9/21/1999	3.01
3.02		First Amended and Restated Bylaws.	S-1	9/21/1999	3.02
3.03		First Amended and Restated Certificate of Incorporation.	S-1	9/21/1999	3.03
3.04		Second Amended and Restated Certificate of Incorporation.	S-1	9/21/1999	3.04
4.01		Form of specimen certificate for the Registrant's common stock.	S-1	9/21/1999	4.01
4.02		Fifth Amended and Restated Registration Rights Agreement, dated November 12, 1999, among Registrant and the security holders listed in the agreement.	S-1	9/21/1999	4.02
10.01		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	9/21/1999	10.01
10.02	*	Employee Agreement effective March 1, 1994 between Aimnet Corporation and Dr. Hong Chen.	S-1	9/21/1999	10.02
10.03	*	Employee Agreement effective March 1, 1994 between Aimnet Corporation and Lynn Y. Liu.	S-1	9/21/1999	10.03
10.05	*	Offer letter dated June 8, 1998 to David L. Teichmann.	S-1	9/21/1999	10.05
10.07	*	Offer letter dated January 15, 1999 to Joseph M. Zaelit.	S-1	9/21/1999	10.07
10.08	*	Offer letter dated May 11, 1999 to Barron B. Cox.	S-1	9/21/1999	10.08

10.09	*	Offer letter dated July 28, 1999 to Kristin L. Steinmetz.	S-1	9/21/1999	10.09
10.10	*	Offer letter dated July 22, 1999 to Roger L. Peirce.	S-1	9/21/1999	10.10
10.11	*	Aimnet Corporation 1995 Stock Option Plan.	S-1	9/21/1999	10.11
10.12	*	GRIC Communications, Inc. (formerly Aimquest Corporation) 1997 Stock Option Plan.	S-1	9/21/1999	10.12
10.13	*	1999 Equity Incentive Plan.	S-1	9/21/1999	10.13
10.14	*	1999 Employee Stock Purchase Plan.	S-1	9/21/1999	10.14
10.15		Restricted Stock Purchase Agreement dated July 1997 between Aimquest Corporation and Stanley J. Meresman.	S-1	9/21/1999	10.15
10.16		Warrant to purchase common stock issued to America Online, Inc. dated as of November 12, 1998.	S-1	9/21/1999	10.16
10.17		Warrant to purchase Series D Preferred Stock issued to Silicon Valley Bank dated as of December 31, 1998.	S-1	9/21/1999	10.17
10.18		Warrant to purchase Series D Preferred Stock issued to Silicon Valley Bank dated as of November 5, 1998.	S-1	9/21/1999	10.18
10.21		Loan and Security Agreement dated November 5, 1998 between the Registrant and Silicon Valley Bank, together with Intellectual Property Agreement dated November 5, 1998.	S-1	9/21/1999	10.21
10.22		Senior Loan and Security Agreement dated August 10, 1998 between the Registrant and Phoenix Leasing Incorporated, together with a form of Senior Secured Promissory Note.	S-1	9/21/1999	10.22
10.23		Lease dated January 6, 1998 among the Registrant, John Arrillaga Survivor's Trust and Richard T. Peery Separate Property Trust.	S-1	9/21/1999	10.23
10.24		Agreement dated August 3, 1999 between the Registrant and Singapore Telecommunications Ltd.	S-1	9/21/1999	10.24
10.25	*	Offer letter dated July 27, 2000 to Stanley Hayami.	10-Q	11/14/00	10.25
10.26	*	Offer letter dated September 21, 2000 to Bharat Davé.	10-Q	11/14/00	10.26
10.27	*	Offer letter dated October 16, 2000 to Michael A. Smart.	10-K	3/30/01	10.27
10.28		Series A Preferred Stock and Warrant Purchase Agreement dated January 30, 2002				X
21.01		Subsidiaries of the Registrant.				X
23.01		Consent of Independent Auditors.				X
24.01		Power of Attorney (see page 37).				X

*
Management contract, compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2002

GRIC COMMUNICATIONS, INC.
By	/s/ DR. HONG CHEN Dr. Hong Chen Chief Executive Officer and Director

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kim S. Silverman and David L. Teichmann, jointly and severally, his attorneys-in-fact, each with the power of substitution for him or her and in such person's name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either if them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934 this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROGER L. PEIRCE Roger L. Peirce	Chairman	February 26, 2002
/s/ DR. HONG CHEN Dr. Hong Chen	PRINCIPAL EXECUTIVE OFFICER: Chief Executive Officer and Director	February 26, 2002
/s/ KIM S. SILVERMAN Kim S. Silverman	PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER: Vice President and Chief Financial Officer	February 27, 2002
/s/ BHARAT DAVÉ Bharat Davé	President, Chief Operating Officer and Director	February 26, 2002
/s/ DR. YEN-SON (PAUL) HUANG Dr. Yen-Son (Paul) Huang	Director	February 26, 2002

/s/ KHENG NAM LEE Kheng Nam Lee	Director	February 28, 2002
/s/ GERALD WRIGHT Gerald Wright	Director	February 26, 2002
/s/ JOSEPH M. ZAELIT Joeseph M. Zaelit	Director	February 25, 2002

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
GRIC Communications, Inc.

        We have audited the accompanying consolidated balance sheets of GRIC Communications, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GRIC Communications, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/ Ernst & Young LLP

San Jose, California
January 24, 2002

GRIC COMMUNICATIONS, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$29,320	$4,021
Short-term investments	12,199	9,060
Accounts receivable, net of allowances of $1,013 and $591 at December 31, 2000 and 2001, respectively	5,732	3,144
Prepaid expenses and other current assets	374	1,017

Total current assets	47,625	17,242
Property and equipment, net	11,478	4,106
Other assets	302	716

Total assets	$59,405	$22,064

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,517	$4,006
Accrued compensation and benefits	2,500	1,693
Deferred revenue	1,366	438
Other current liabilities	319	412
Current portion of long-term debt and capital lease obligations	686	419

Total current liabilities	13,388	6,968
Long-term liabilities	481	110
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000 shares authorized at December 31, 2000 and 2001; no shares issued and outstanding
Common stock, $0.001 par value; 50,000 shares authorized at December 31, 2000 and 2001; 19,597 and 19,897 shares issued and outstanding at December 31, 2000 and 2001, respectively	20	20
Additional paid-in capital	126,784	127,070
Treasury stock	—	(99)
Deferred stock-based compensation	(1,052)	(247)
Accumulated deficit	(80,192)	(111,758)
Accumulated other comprehensive loss	(24)	—

Total stockholders' equity	45,536	14,986

Total liabilities and stockholders' equity	$59,405	$22,064

See accompanying notes

GRIC COMMUNICATIONS, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	1999	2000	2001
Revenues:
Settlement	$7,962	$27,909	22,721
Software	760	906	328
Hardware	169	—	—
Maintenance and services	730	664	645

Total revenues	9,621	29,479	23,694
Costs and expenses:
Cost of settlement revenues	6,980	25,076	13,194
Cost of software revenues	12	7	—
Cost of hardware revenues	52	—	—
Cost of maintenance and services revenues	54	76	—
Network and operations	3,054	7,615	6,180
Research and development	8,128	10,928	5,342
Sales and marketing	8,682	13,069	14,260
General and administrative	4,967	8,065	8,627
Amortization of stock-based compensation (1)	300	427	427
Restructuring charge	—	—	7,773
Other expense reversals	(925)	—	—

Total costs and expenses	31,304	65,263	55,803

Operating loss	(21,683)	(35,784)	(32,109)
Interest income and other, net	519	3,668	779
Interest expense	(1,332)	(177)	(129)

Operating loss before income taxes	(22,496)	(32,293)	(31,459)
Provision for income taxes	70	155	107

Net loss	$(22,566)	$(32,448)	$(31,566)

Basic and diluted net loss per share	$(7.95)	$(1.68)	$(1.59)

Shares used to compute basic and diluted net loss per share	2,837	19,345	19,825

(1)
Included in amortization of stock-based compensation is $8 and $8 for network and operations, $172 and $172 for research and development, $67 and $67 for sales and marketing and $180 and $180 for general and administrative in 2000 and 2001, respectively.

See accompanying notes

         GRIC COMMUNICATIONS, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands, except per share amounts)

									Series D Convertible		Series E Convertible
	Series A		Series B		Series C		Total		Preferred Stock		Preferred Stock		Common Stock						Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
															Additional Paid-in Capital	Treasury Stock		Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Compensation
Balance at December 31, 1998	1,214	$680	2,311	$3,208	1,688	$4,702	5,213	$8,590	871	$—	—	$—	1,981	$2	$10,370	$—	$—	$(25,178)	$—	$(14,806)
Conversion of 1998 bridge financing to Series D convertible preferred stock at $7.00 per share	—	—	—	—	—	—	—	—	250	—	—	—	—	—	2,801	—	—	—	—	2,801
Issuance of Series D convertible preferred stock to adjust the cost of previously issued shares from $11.20 to $7.00 per share	—	—	—	—	—	—	—	—	672	1	—	—	—	—	(1)	—	—	—	—	—
Issuance of Series D convertible preferred stock at $7.00 per share, net of issuance costs of $326	—	—	—	—	—	—	—	—	3,668	4	—	—	—	—	25,345	—	—	—	—	25,349
Issuance of Series D warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	689	—	—	—	—	689
Issuance of common stock upon exercise of employee stock options for cash	—	—	—	—	—	—	—	—	—	—	—	—	376	—	610	—	—	—	—	610
Warrant revaluation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	327	—	—	—	—	327
Deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,779	—	(1,779)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	300	—	—	300
Issuance of Series E convertible preferred stock at $10.00 per share, net of issuance costs of $10	—	—	—	—	—	—	—	—	—	—	600	1	—	—	5,989	—	—	—	—	5,990
Issuance of common stock to previous board member	—	—	—	—	—	—	—	—	—	—	—	—	18	—	150	—	—	—	—	150
Exercise of warrants	—	—	—	—	—	—	—	—	223	—	—	—	—	—	1,562	—	—	—	—	1,562
Conversion of preferred stock to common stock	(1,214)	(680)	(2,311)	(3,208)	(1,688)	(4,702)	(5,213)	(8,590)	(5,684)	(5)	(600)	(1)	11,497	12	8,584	—	—	—	—	8,590
Initial public offering of common shares, net of issuance costs of $7,212	—	—	—	—	—	—	—	—	—	—	—	—	5,290	5	66,852	—	—	—	—	66,857
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(22,566)	—	(22,566)

Balance at December 31, 1999	—	—	—	—	—	—	—	—	—	—	—	—	19,162	19	125,057	—	(1,479)	(47,744)	—	75,853
Exercise of warrants	—	—	—	—	—	—	—	—	—	—	—	—	8	—	—	—	—	—	—	—
Issuance of common stock upon exercise of employee stock options and stock purchase plan for cash	—	—	—	—	—	—	—	—	—	—	—	—	427	1	1,727	—	—	—	—	1,728
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	427	—	—	427
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(32,448)		(32,448)
Other comprehensive loss:
Unrealized loss on available-for-sale investments net of taxes of $0	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(24)	(24)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(32,472)

Balance at December 31, 2000	—	—	—	—	—	—	—	—	—	—	—	—	19,597	20	126,784	—	(1,052)	(80,192)	(24)	45,536
Issuance of common stock upon exercise of employee stock options and stock purchase plan for cash	—	—	—	—	—	—	—	—	—	—	—	—	410	—	664	—	—	—	—	664
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	427	—	—	427
Cancellation of options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(378)	—	378	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—	(110)	—	—	(99)	—	—	—	(99)
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,566)	—	(31,566)
Other comprehensive loss:
Net change in unrealized gain on available-for-sale investments, net of taxes of $0	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	24	24

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,542)

Balance at December 31, 2001	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	19,897	$20	$127,070	$(99)	$(247)	$(111,758)	$—	$14,986

See accompanying notes

GRIC COMMUNICATIONS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	1999	2000	2001
Cash flows from operating activities:
Net loss	$(22,566)	$(32,448)	$(31,566)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of property and equipment	1,807	3,719	3,200
Amortization of stock-based compensation	300	427	427
Loss on intangible assets write-off	—	—	183
Loss on disposal of assets	—	—	74
Accounts receivable allowances	730	1,631	1,592
Noncash portion of restructuring charge	—	—	5,581
Noncash interest expense	275	—	—
Noncash issuance of stock	150	—	—
Noncash warrant expenses—preferred stock	926	15	15
Noncash warrant expenses—common stock	115	69	—
Net changes in assets and liabilities:
Accounts receivable	(2,576)	(4,767)	833
Prepaid expenses and other current assets	(192)	27	18
Other assets	(10)	(119)	(405)
Accounts payable	1,327	3,215	(4,511)
Accrued compensation and benefits	739	880	(807)
Deferred revenue	278	827	(928)
Other current liabilities	(44)	29	(189)
Other long-term liabilities	4	27	52

Net cash used in operating activities	(18,737)	(26,468)	(26,431)

Cash flows from investing activities:
Available-for-sale investments:
Purchases	(13,030)	(33,269)	(15,150)
Maturities	—	34,100	18,289
Proceeds from sales of fixed assets	—	—	448
Capital expenditures	(3,300)	(10,793)	(2,334)

Net cash (used in) provided by investing activities	(16,330)	(9,962)	1,253

Cash flows from financing activities:
Payments of debt	(1,833)	(633)	(686)
Proceeds from sales of preferred stock	31,164	—	—
Proceeds from sales of common stock, net	67,467	1,728	664
Proceeds from exercise of preferred stock warrants	1,562	—	—
Purchases of treasury stock	—	—	(99)

Net cash (used in) provided by financing activities	98,360	1,095	(121)

Net (decrease) increase in cash and cash equivalents	63,293	(35,335)	(25,299)
Cash and cash equivalents at beginning of year	1,362	64,655	29,320

Cash and cash equivalents at end of year	$64,655	$29,320	$4,021

Supplemental disclosures of cash flow information:
Income taxes paid	1	2	26
Interest paid	229	158	114
Supplemental disclosures of noncash financing activities:
Conversion of 1999 bridge notes interest into Series D preferred stock	175	—	—
Conversion of 1998 bridge notes principal and interest into Series D preferred stock	2,801	—	—
Purchase of equipment under capital leases	800	—	—

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

        The Company's consolidated financial statements are prepared and presented on a going concern basis. At December 31, 2001, the Company had an accumulated deficit of $111.8 million and incurred a net loss of $31.6 million for the year ended December 31, 2001. On January 30, 2001, the Company announced certain actions to focus its efforts on its Internet roaming service, and to cease its Internet telephony service. As a result of these actions, the Company reduced operating expenses in 2001, primarily through savings attributable to reductions in the Internet telephony related sales and marketing expenses as well as network and operating expenses. The cost-cutting plan included a reduction of employee workforce, elimination of leased bandwidth to operate the Company's Internet telephony backbone and elimination of costs to operate the Company's Internet telephony equipment. The Company invested in expanding its Internet roaming and related services, on a global basis, by continuing to build strategic partnering relationships. The Company expects to incur additional losses in 2002. The Company will be required to maintain continued favorable market acceptance and growth of its Internet roaming and related services offerings in order for it to continue its research and development activities and fund planned operating expenses. There can be no assurance that the Company's Internet roaming product offerings will maintain continued favorable market acceptance, growth and operating margins.

        Management believes that its available cash and cash equivalents and short-term investments of $13.1 million at December 31, 2001, will be adequate to fund planned operations through December 31, 2002. If the Company is unable to attain certain revenue and margin goals and maintain current spending, additional restructuring of the Company may be necessary to enable the Company to meet its cash requirements through at least December 31, 2002. These actions could have a material adverse effect on the Company's financial position, results of operations, and prospects.

        On January 30, 2002, the Company entered into a Series A Preferred Stock and Warrant Purchase Agreement with H&Q Asia Pacific Growth Fund III, L.P., Vertex Technology Fund (II) Ltd. and Vertex Technology Fund (III) Ltd. Under the terms of this agreement, the Company intends to issue and sell, through a private placement, up to $17 million of a newly created Series A Preferred Stock to these investors, subject to approval of the private placement by its stockholders.

2.    Summary of Significant Accounting Policies

        Basis of Presentation.    The consolidated financial statements include all the accounts of GRIC and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

        Use of Estimates.    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Foreign Currency Remeasurement.    Adjustments resulting from the process of remeasurement into U.S. dollars of the foreign currency financial statements of the Company's wholly-owned foreign subsidiaries, for which the U.S. dollar is the functional currency, are included in operations and have not been material.

        Cash Equivalents.    Cash equivalents consist of certificates of deposits, money market funds and commercial paper with maturities of 90 days or less at the date of purchase. Cash and cash equivalents are carried at cost that approximates market value.

        Short-term Investments.    The Company's policy is to invest in various short-term instruments with investment grade credit ratings. All of the Company's Investments are classified as available-for-sale, and the Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity date may be one year or more past the current balance sheet date. Investments with maturities greater than one year are considered short-term since they are classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115").

        The cost of securities sold is based on the specific identification method. Any realized gains or losses and declines in value, judged to be other-than-temporary, are included in interest income and other. The Company includes unrealized gains or losses in comprehensive income in stockholders' equity, if material.

        Concentration of Credit Risk.    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents and short-term investments principally in domestic financial institutions of high credit standing. The Company is exposed to credit risks in the event of default by these institutions to the extent of the amount recorded on the balance sheet. The credit risk in the Company's accounts receivable is mitigated by the Company's credit evaluation process for both domestic and foreign customers. The Company generally does not require collateral and maintains adequate reserves for potential credit losses. Cash equivalents and short-term investments are recorded at fair value. The fair value of accounts receivable approximates fair value due to the short-term nature of this instrument.

        Property and Equipment.    Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the respective assets, generally the shorter of the lease term or two to three years.

        Revenue Recognition.    The Company derives revenues primarily from settlement services it provides to customers through its network. The Company also derives revenues from licenses of software to customers seeking to offer Internet roaming to their end users, and from sales of maintenance and support services. Prior to January 30, 2001, the Company also derived revenue from

Internet telephony settlement services and related licenses of software. Prior to December 31, 1999, the Company also sold hardware.

        Settlement revenues are generated when customers' end users initiate Internet communications. Cost of settlement revenues represents the amounts paid to access our customers' networks for the completion of services provided. The Company recognizes roaming services revenue and related costs at the time services are rendered to users. The Company has minimum purchase commitments with some alliance members that it expects to utilize provided the supplier maintains the required pricing under the contract. In addition, the Company bears the risk of loss related to collection for services.

        The Company records estimated allowances against settlement revenues in the same period the revenue is recorded. These estimates are based upon historical analysis of credit memo data and other known factors for pricing and transaction volume related disputes that arise in the normal course of business. To date historical allowances for these amounts have not been significant.

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

        Allowance for Doubtful Accounts.    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In order to estimate the appropriate level of allowance, the Company analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment patterns. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

        Research and Development.    Research and development costs are expensed as incurred until technological feasibility has been established. To date, the Company's service offerings have been available for general release concurrent with the establishment of technological feasibility and, accordingly, no development costs have been capitalized.

        Advertising Expenses.    Advertising expenditures are charged to expense as incurred and were $647,000, $1.0 million and $1.4 million in 1999, 2000 and 2001, respectively.

        Stock-based Compensation.    The Company has elected to account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), using an intrinsic value approach to measure compensation expense, if any. Appropriate disclosures using a fair-value based method, as provided by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), are also reflected in the accompanying notes to the consolidated financial statements. Options issued to non-employees are accounted for in accordance with SFAS No.123 using a fair value approach.

        Income Taxes.    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which provides for the establishment of deferred tax assets and liabilities based on the difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Net Loss Per Share.    Net loss per common share and diluted net loss per share are presented in conformity with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") for all years presented.

        In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of basic and diluted net loss per share, as their effect is antidilutive.

        Weighted-average options outstanding to purchase approximately 384,000, 1.6 million and 522,000 shares of common stock for 1999, 2000 and 2001, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

        Recent Accounting Pronouncements.    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No 30. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its financial statements.

3.    Investments

        The following is a summary of the Company's investments.

	December 31,
	2000	2001
	(in thousands)
Money market funds	$451	$1,339
Commercial paper	27,699	—
Floating rate municipal bonds	12,199	9,060

Total cash equivalents and short-term investments	40,349	10,399
Less cash equivalents	(28,150)	(1,339)

Total short-term investments	$12,199	$9,060

        The above amounts are stated at fair value that approximate cost. There were no realized gains or losses from sale of available-for-sale securities for the years ended December 31, 1999, 2000 and 2001.

        The carrying value of investments by contractual maturity at December 31, 2001 were as follows:

	December 31,
	2000	2001
	(in thousands)
Due in 1 year or less	$27,699	$—
Due after 18 years	12,199	9,060

Total	$39,898	$9,060

4.    Property and Equipment and Intangible Assets

  Property and Equipment

        Property and equipment comprised the following:

	December 31,
	2000	2001
	(in thousands)
Computer hardware	$11,537	$6,477
Software	1,932	3,549
Office furniture and equipment	1,081	1,190
Leased equipment	800	199
Leasehold improvements	174	463
Construction in progress	2,801	10

	18,325	11,888
Less accumulated depreciation and amortization	(6,847)	(7,782)

Total	$11,478	$4,106

  Intangible Assets

        The Company entered into an agreement with a wireless service provider during 2001, for the exchange of services, which resulted in a prepayment for future wireless services and the obligation by the Company to provide future Internet roaming service. Included in prepaids and other current assets and in other assets is $200,000 and $400,000, respectively, associated with the Company's prepayment. In assessing the recoverability of these amounts, the Company must make certain assumptions regarding a number of factors including estimated future use of the related services to determine the fair value of the assets. If these estimated usage levels do not materialize or other assumptions change during the term of the underlying agreement with the service provider, the Company could be required to record an impairment charge related to these assets in the future.

5.    Commitments and Contingencies

  Leases and Long-term Debt

        GRIC leases all of its facilities under operating leases that expire at various dates through 2007. The Company also leases certain equipment under capital lease arrangements and has equipment promissory notes outstanding. The future minimum operating lease and capital lease commitments (including equipment promissory notes) were as follows at December 31, 2001:

	Leases
	Operating	Capital
	(in thousands)
2002	$1,124	$429
2003	257	—
2004	63	—
2005	59	—
2006	59	—
Thereafter	20	—

	$1,582	$429

Less amounts representing interest		10

Present value of future lease payments		419
Less current portion		419

Long-term portion		$—

        Rent expense charged to operations totaled approximately $808,000, $1.1 million and $1.3 million for 1999, 2000 and 2001, respectively. The cost and accumulated depreciation of equipment under capital leases were $199,000 and $199,000, respectively, at December 31, 2001. Amortization expense was $115,000, $400,000 and $100,000 in 1999, 2000 and 2001, respectively, and is included in depreciation and amortization expense. Included in capital leases, the Company has collateralized equipment for $1.3 million under the equipment promissory notes, of which $260,000 is outstanding as of December 31, 2001 and $756,000 was outstanding as of December 31, 2000.

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

        The parties to those lawsuits have been discussing a proposal by which all of the individual officers and directors of the issuer defendants would be dismissed, without prejudice, all Section 10(b) and Rule 10b-5 claims would be dismissed, without prejudice, and the actions against the issuer defendants would be stayed, except for certain test cases. The Company believes that it would meet the conditions set by the current proposal for dismissal of its officers and directors, and anticipates that the actions against it would be stayed and the 10b-5 claims would be dismissed if the Company were to agree to these terms. There can be no guarantee that the parties will agree to these or similar terms. The Company's management believes that the lawsuits are without merit and intends to defend them vigorously. The Company does not believe the outcome of these lawsuits will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

6.    Restructuring Event

        In January 2001, the Company undertook a strategic restructuring and decided to cease providing its Internet telephony settlement services, based on an analysis of the operating expenses required to support these services and the low gross margins associated with them, and on the Company's expectation that continued Internet telephony operations would require additional cash infusions to the business. The Company completed its strategic restructuring by December 31, 2001.

        The provision and associated charges against the provision for restructuring, each of which relate to the discontinuation of Internet telephony operations, through the twelve months ended December 31, 2001, are as follows:

	Employee Severance Costs	Termination of Lease and Facility Obligations	Retirement of Fixed Assets	Total
	(in thousands)
Q1 2001 provision	$708	$1,532	$5,581	$7,821
Non-cash charges	—	—	(5,581)	(5,581)
Cash payments	(708)	(1,099)	—	(1,807)

Accruals at December 31, 2001	$—	$433	$—	$433

        In connection with the restructuring the Company incurred a total charge to operations of $7.8 million.

        Restructuring-related involuntary employee severance costs resulted in a charge of $708,000, pertaining to the expected termination of employees worldwide. All worldwide employees who were involved in providing, selling or supporting Internet telephony services or who performed related functions were considered during the cost-cutting plan. A total of 58 employees were terminated as part of these cost-cutting measures.

        The termination of lease and facility obligation resulted in a charge of $1.5 million. The Company considered the costs of terminating these commitments to be related to its decision to cease providing Internet telephony services.

        The net book value of fixed assets retired as part of our restructuring totaled $5.6 million. The assets consisted primarily of computer hardware and software utilized in our Internet telephony business. During the year ended December 31, 2001, the Company sold assets held for sale totaling $370,000 for a gain of $48,000. At December 31, 2001, $170,000 representing the remaining recoverable amount of these assets held for sale is included in prepaid expenses and other current assets.

        In addition to the $7.8 million restructuring charge discussed above, the Company recorded a $1.4 million charge in general and administrative expense for the year ended December 31, 2001 related to the write-off of the Internet telephony receivables as a result of its restructuring. Settlement revenues derived from the Company's Internet telephony settlement services through January 2001, when these services were ceased, were recognized at the time of cash collection. Settlement revenues include $908,000 of Internet telephony services that were collected during the year ended December 31, 2001.

7.    Stock Repurchase Program

        In September 2001, the Board of Directors approved a program to expend up to $2,000,000 to repurchase shares of the Company's common stock in open market transactions. As of December 31, 2001 the Company purchased 110,000 shares for $99,000.

8.    Income Taxes

        The provision for income taxes consists of foreign income and withholding taxes of approximately $70,000, $155,000 and $107,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

        The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (35%) to income before taxes is as follows:

	December 31,
	1999	2000	2001
	(in thousands)
Tax at federal statutory rate	$(7,874)	$(11,357)	$(11,011)
Unutilized net operating losses	7,874	11,357	11,011
Foreign tax	70	155	107

Total	$70	$155	$107

        Significant components of the Company's deferred tax assets are as follows:

	December 31,
	1999	2000	2001
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$14,200	$24,900	$36,400
Tax credit carryforwards	700	1,200	1,530
Accruals and reserves not currently deductible	2,200	1,700	1,770

Total deferred tax assets	17,100	27,800	39,700

Valuation allowance	(17,100)	(27,800)	(39,700)

Net deferred tax assets	$—	$—

        SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

        The valuation allowance increased by $11.9 million during the year ended December 31, 2001, primarily as a result of continued operating losses. The tax benefits associated with employee stock options provide a deferred benefit of approximately $1.3 million, which has been offset by the valuation allowance. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital when realized.

        As of December 31, 2001, the Company has net operating loss carryforwards for federal tax purposes of approximately $99.0 million which expire in years 2011 through 2021. The Company also has net operating loss carryforwards for state tax purposes of approximately $46.0 million which expire in years 2002 through 2011. The Company has federal and state research and development tax credits of approximately $962,000 which expire in years 2009 through 2021 and approximately $868,000 which carry forward indefinitely.

        Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an ownership change could occur as a result of future financing activities as well as secondary trading in the Company's securities. The annual limitation may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

9.    Redeemable Convertible Preferred Stock and Stockholders' Equity

        Preferred Stock.    As of December 31, 2000 and 2001, the Company had 5,000,000 shares of preferred stock authorized at a par value of $0.001 per share. In accordance with the terms of the certificate of incorporation, the Board of Directors is authorized to provide for the issuance of one or more series of preferred stock, including increases or decreases to the series. The Board of Directors has the authority to set the rights, preferences and terms of such shares. As of December 31, 2000 and 2001, no shares of preferred stock were issued and outstanding.

        Convertible Preferred Stock Warrants.    As of December 31, 1999, the Company had previously issued convertible preferred stock warrants. Upon the effectiveness of the Company's initial public offering, all such warrants became exercisable as common stock.

        In connection with the granting of certain short-term loans it entered into in 1998, the Company issued fully exercisable warrants to purchase 17,724 shares of Series D convertible preferred stock at $11.20 per share and 1,785 shares of Series D convertible preferred stock at $7.00 per share. As of December 31, 2001, all warrants were still outstanding. The warrants are scheduled to expire as to 17,724 shares in November 2003 and 1,785 shares in December 2003. The warrants were valued utilizing the Black-Scholes option pricing model, and resulted in a fair market value of $9.30 per share utilizing a volatility factor of 1.02, interest rate of 5.18% and expected life of 4 years.

        In connection with certain equipment promissory notes, the Company issued fully exercisable warrants for the purchase of 10,000 shares of Series D convertible preferred stock at $7.00 per share. As of December 31, 2001, the warrants were net exercised to 7,853 shares of common stock.

        The Company had recorded warrant expenses of approximately $531,000 in 1998 and an additional $837,000 in 1999 to reflect the fair value of the above warrants, which are being amortized over the lives of the respective underlying arrangements. Amortization expense of approximately $926,000, $15,000 and $15,000 has been included in 1999, 2000 and 2001, respectively. The fair value of the warrants was calculated using the Black-Scholes option pricing model.

        Common Stock Warrants.    In connection with entering into a roaming agreement with a certain customer, the Company issued a warrant for the purchase of 102,699 shares of the Company's common stock at $7.00 per share. As of December 31, 2001, the warrant was still outstanding and fully exercisable. It will expire on the earlier of November 12, 2003 or the first anniversary of the date on which the roaming agreement with the customer is terminated.

        The warrant was valued utilizing the Black-Scholes option pricing model. The Company was required to reevaluate the warrant fair value for all periods through September 30, 1999 at which point a final measurement date existed. The fair value of the warrant at September 30, 1999 was determined to be $184,000 utilizing a volatility of 1.02, interest rate of 5.12% and expected life of 5 years. The fair value of the warrant was amortized over the life of the agreement and was fully amortized as of December 31, 2000. Amortization expense of approximately $115,000 and $69,000 was included in 1999 and 2000, respectively.

  Stock Option Plans

	Options Outstanding
	Shares	Weighted Average Exercise Price
	(number of shares in thousands)
Outstanding at December 31, 1998	1,851	$2.21
Granted	2,093	$7.28
Exercised	(376)	$1.62
Cancelled	(1,162)	$3.21

Outstanding at December 31, 1999	2,406	$6.22
Granted	2,189	$16.02
Exercised	(302)	$2.77
Cancelled	(767)	$10.24

Outstanding at December 31, 2000	3,526	$11.80
Granted	2,243	$1.22
Exercised	(55)	$1.49
Cancelled	(1,700)	$7.40

Outstanding at December 31, 2001	4,014	$7.89

        The following tables summarize information about options outstanding and exercisable under the Company's various option plans at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)	(years)		(in thousands)
$0.28-$1.09	1,473	9.23	$1.07	158	$1.06
$1.12-2.80	895	8.53	$2.01	347	$2.38
$3.20-$8.40	677	8.22	$6.72	299	$6.83
$9.25-$16.19	485	8.29	$11.52	217	$11.64
$36.00-$56.25	484	8.23	$37.50	224	$37.49

Total	4,014	8.67	$7.89	1,245	$11.21

        Options to purchase 435,000 and 371,000 shares of common stock were exercisable under the Company's various option plans at December 31, 1999 and 1998, respectively.

        In connection with the grant of stock options to employees through December 31, 1999, the Company recorded deferred compensation of $1,779,000 for the aggregate differences between the exercise prices of options at their dates of grant and the deemed fair value for accounting purposes of the common shares subject to these options. Such amount is included as a reduction of stockholders' equity and is being amortized on a straight-line basis over the option vesting periods, which are generally four years. The Company recorded compensation expense of $300,000, $427,000 and $427,000 in 1999, 2000 and 2001, respectively.

        At December 31, 2001, the Company had reserved shares of common stock for potential future issuance consisting of 122,208 shares upon exercises of warrants, 7,772,006 shares for exercises under the Equity Plan and 209,604 shares under the Purchase Plan.

        During the year, the Company modified the terms of all outstanding options to extend the exercise period of the option in certain circumstances in the event of a change of control. Compensation expense will be recorded in the future to be the extent the employees benefit from this modification.

        Stock-Based Compensation.    As permitted under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to continue to follow APB No. 25 and related Interpretations in accounting for its stock-based awards to employees. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards.

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

        The fair value of stock options granted in 1999, 2000 and 2001 were estimated at the date of grant assuming no expected dividends and the following weighted average assumptions.

	Stock Options
	1999	2000	2001
Expected life (years)	3.0	3.5	3.0
Expected stock price volatility	.23	1.4	1.5
Risk-free interest rate	5.5%	5.5%	4.36%
	Stock Purchase
	1999	2000	2001
Expected life (years)	.5	.5	.5
Expected stock price volatility	.85	1.7	1.5
Risk-free interest rate	5.5%	5.5%	4.18%

        As the Company was privately held until December 1999, volatility was not applicable until filing its Registration Statement. For purposes of pro forma disclosures, the estimated fair value of stock-based awards is amortized against pro forma net income over the stock-based awards' vesting period for options and over the offering period for stock purchases under the Purchase Plan.

        The Company's pro forma information is as follows:

	1999	2000	2001
	(in thousands, except per share amounts)
Pro forma net loss	$(23,408)	$(42,747)	$(37,948)
Pro forma basic and diluted net loss per share	$(8.25)	$(2.21)	$(1.91)

        Calculated under SFAS No. 123, the weighted-average fair values of the employee stock options granted during 1999, 2000 and 2001 were $5.61, $13.20 and $0.97, respectively. The weighted-average estimated fair value of shares purchased under the Purchase Plan during 1999, 2000 and 2001 were $5.26, $6.75 and $1.35 per share, respectively.

10.    Segment Information

        The Company operates solely in one segment, providing a global network for Internet service providers and telecommunications companies, corporate enterprises and newly-emerging communications service providers.

        The following is a summary of revenue and long-lived assets by geographical area for the periods presented:

	1999	2000	2001
	(in thousands)
Revenue by external customers:
United States	$4,246	$17,473	$10,135
Southeast Asia	1,793	3,627	2,064
Japan	1,335	2,440	6,198
Europe	865	4,135	3,001
Greater China	603	812	959
Rest of world	779	992	1,337

	$9,621	$29,479	$23,695

Long-lived assets:
United States	$4,223	$10,901	$3,736
Rest of world	181	577	370

	$4,404	$11,478	$4,106

        Revenue by external customer is based on the customer's billing locations. Long-lived assets are those assets used in each geographic location. For the year ended December 31, 2001 three roaming customers accounted for 15%, 13% and 10%, respectively, of consolidated revenues. For the year ended December 31, 2000 and 1999, one Internet telephony customer accounted for 16% of the consolidated revenue.

11.    Other Employee Benefit Plans

        The Company has a retirement savings plan, commonly known as a 401(k) plan, that allows participating employees based in the United States to contribute from 1% percent to 20% percent of their pre-tax salary, subject to United States Internal Revenue Code limits. The Company does not currently make and has never made matching contributions. The Company does not allow investments in its own stock under the plan.

GRIC COMMUNICATIONS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Beginning of Period	Charged to Expense	Deducted from Revenue	Deductions (a)	Balance at End of Period
	(in thousands)
Accounts receivable allowance and reserves
For the year ended December 31, 1999	384	545	185	413	701
For the year ended December 31, 2000	701	923	708	1,319	1,013
For the year ended December 31, 2001	1,013	1,359	233	2,014	591

  (a)
  Represents amounts written off net of recoveries.

QuickLinks

Table of Contents
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
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
GRIC COMMUNICATIONS, INC. Consolidated Balance Sheets (in thousands, except per share amounts)
GRIC COMMUNICATIONS, INC. Consolidated Statements of Operations (in thousands, except per share amounts)
GRIC COMMUNICATIONS, INC. Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
GRIC COMMUNICATIONS, INC. Consolidated Statements of Cash Flows (in thousands)
GRIC COMMUNICATIONS, INC. Notes to Consolidated Financial Statements
GRIC COMMUNICATIONS, INC. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS