Form 10-Q
period 2002-03-31
GRIC COMMUNICATIONS INC
filed 2002-05-14
CIK 1059155

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of the registrant's common stock outstanding as of April 30, 2002 was 20,053,398 shares.

GRIC COMMUNICATIONS, INC.
Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GRIC COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets
(in thousands)

	Mar. 31, 2002	Dec. 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,998	$4,021
Short-term investments	6,054	9,060
Accounts receivable, net of allowances of $528 and $591 at March 31, 2002 and December 31, 2001, respectively	3,495	3,144
Prepaid expenses and other current assets	1,898	1,017

Total current assets	15,445	17,242
Property and equipment, net	3,437	4,106
Other assets	744	716

Total assets	$19,626	$22,064

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,489	$4,006
Accrued compensation and benefits	942	1,693
Deferred revenue	350	438
Other current liabilities	416	412
Current portion of long-term debt and capital lease obligations	142	419

Total current liabilities	6,339	6,968
Long-term liabilities	107	110
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000 shares authorized at March 31, 2002 and December 31, 2001; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized at March 31, 2002 and December 31, 2001; 20,042 and 19,897 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	20	20
Additional paid-in capital	127,136	127,070
Treasury stock	—	(99)
Deferred stock-based compensation	(203)	(247)
Accumulated deficit	(113,773)	(111,758)

Total stockholders' equity	13,180	14,986

Total liabilities and stockholders' equity	$19,626	$22,064

See accompanying notes

GRIC COMMUNICATIONS, INC.

Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	Mar. 31, 2002	Mar. 31, 2001
Revenues:
Settlement	$7,037	$5,208
Software and other	347	145

Total revenues	7,384	5,353
Costs and expenses:
Cost of settlement revenues	3,352	3,846
Network and operations	1,097	1,830
Research and development	787	2,443
Sales and marketing	3,138	3,863
General and administrative	1,457	3,804
Amortization of stock-based compensation (1)	44	107
Restructuring (benefit) charge	(464)	7,821

Total costs and expenses	9,411	23,714

Operating loss	(2,027)	(18,361)
Interest income and other, net	36	332
Interest expense	(16)	(38)

Operating loss before income taxes	(2,007)	(18,067)
Provision for income taxes	(8)	(23)

Net loss	$(2,015)	$(18,090)

Basic and diluted net loss per share	$(0.10)	$(0.92)

Shares used to compute basic and diluted net loss per share	19,975	19,697

(1)
Included in amortization of stock-based compensation is $1 and $2 for network and operations, $4 and $43 for research and development, $1 and $17 for sales and marketing and $38 and $45 for general and administrative, for the three months ended March 31, 2002 and 2001.

See accompanying notes

GRIC COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	Mar. 31, 2002	Mar. 31, 2001
Cash flows from operating activities:
Net loss	$(2,015)	$(18,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	714	919
Amortization of stock-based compensation	44	107
Loss on intangible asset write-off	—	183
Gain on sale of assets	(335)	—
Accounts receivable allowances	(4)	1,641
Noncash portion of restructuring (benefit) charge	(129)	5,581
Noncash warrant expenses—preferred stock	1	4
Net changes in assets and liabilities:
Accounts receivable	(347)	(886)
Prepaid expenses and other current assets	(881)	(178)
Other assets	(29)	(77)
Accounts payable	612	(147)
Accrued compensation and benefits	(751)	(805)
Deferred revenue	(88)	1,158
Other current liabilities	4	(110)
Other long-term liabilities	(3)	(2)

Net cash used in operating activities	(3,207)	(10,702)

Cash flows from investing activities:
Available-for-sale investments:
Purchases	(500)	(5,000)
Maturities	3,506	6,558
Proceeds from sales of fixed assets	335	22
Capital expenditures	(45)	(1,988)

Net cash provided by (used in) investing activities	3,296	(408)

Cash flows from financing activities:
Payments of debt	(277)	(166)
Proceeds from sales of common stock, net	66	423
Proceeds from sales of treasury stock, net	99	—

Net cash (used in) provided by financing activities	(112)	257

Net decrease in cash and cash equivalents	(23)	(10,853)
Cash and cash equivalents at beginning of quarter	4,021	29,320

Cash and cash equivalents at end of quarter	$3,998	$18,467

Supplemental disclosures of cash flow information:
Income taxes paid	$—	$2
Interest paid	$14	$39

See accompanying notes

GRIC COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    Basis of Presentation

        The financial information at March 31, 2002 and for the three months ended March 31, 2002 is unaudited, but includes all adjustments (consisting of normal recurring accruals and restructuring reserves) that GRIC Communications, Inc. (the "Company") considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for future periods. The following information should be read in conjunction with consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

        Weighted-average options to purchase approximately 906,000 and 157,000 shares of common stock were outstanding for the three months ended March 31, 2002 and 2001, but were not included in the computation of diluted net loss per share because the effect would be antidilutive.

  Recent Accounting Pronouncements

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was effective January 1, 2002. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of SFAS No. 144 did not impact the Company's financial statements.

3.    Comprehensive Loss

        The components of comprehensive loss for the three months ended March 31, 2002 and 2001 are as follows:

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Net loss	$(2,015)	$(18,090)
Other comprehensive loss:
Unrealized gain on available-for-sale investments	—	20

Comprehensive loss	$(2,015)	$(18,070)

4.    Segment Information

        The Company operates solely in one segment, providing services and software that enable its customers to offer remote access and other Internet-based mobile office communications services to their end users worldwide.

        The following is a summary of revenue and long-lived assets by geographical area for the periods presented:

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Revenue by external customers:
United States, Canada and Latin America	$3,451	$2,941
Japan	2,004	963
Asia Pacific	968	732
Europe, Middle East and Africa	961	717

	$7,384	$5,353

        The following is a summary of long-lived assets by geographical area for the periods presented:

	March 31, 2002	December 31, 2001
	(in thousands)
Long-lived assets:
United States	$3,091	$3,736
Rest of World	346	370

	$3,437	$4,106

        Revenue by external customer is based on the customer's billing locations. Long-lived assets are those assets used in each geographic location.

5.    Commitments and Contingencies

        The Company is subject to various legal proceedings and claims arising in the ordinary course of business, including the proceedings to which the Company is a party discussed below. While the Company's management believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the company's financial position, cash flows or overall trend in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs.

        On July 24, 2001, the Company and certain of its officers were named as defendants in a purported securities class-action lawsuit filed in the United States District Court, Southern District of New York, captioned Colbert Birnet LP v. GRIC Communications, Inc. et al., No. 01 CV 6771. In August, 2001, substantially identical lawsuits were filed in the same court, again naming the Company and certain of its officers, under the captions Northern Capital Holdings Inc. v. GRIC Communications, Inc. et al., No. 01 CV 7124; Gerald S. Platts v. GRIC Communications, Inc., et al., No. 01 CV 7699; Glenn Tortoso v. GRIC Communications, Inc., et al., No. 01 CV 7869; and Sanjay Israni v. GRIC Communications, Inc., et al., No. 01 CV 8087. By a judicial order dated September 4, 2001, these cases were consolidated, and the consolidated matter is now captioned In re GRIC Communications, Inc. Initial Public Offering Securities Litigation, No. 01 Civ 6771 (SAS), and is part of over three hundred coordinated proceedings covered under the caption In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). The Consolidated Amended Class Action Complaint for Violation of the Federal Securities Laws ("Consolidated Complaint") was filed on or about April 19, 2002, and alleges claims against the Company, certain of its officers, and CIBC World Markets Corp., Prudential Securities Incorporated, DB Alex.Brown, as successor to Deutsche Bank, and U.S. Bancorp Piper Jaffray Inc., underwriters of the Company's December 14, 1999 initial public offering ("underwriter defendants"), under Sections 11 and 15 of the Securities Act of 1933, as amended and under Section 10(b) and 20(a)of the Securities Exchange Act of 1934, as amended. The Consolidated Complaint also alleges claims against the underwriter defendants under Section 12(2) of the Securities Act of 1933. The claims made in the Consolidated Complaint are substantially similar to the claims made in the over three hundred other amended complaints filed in the coordinated matter captioned In re Initial Public Offering Securities Litigation.

        Citing several press articles, the Consolidated Complaint alleges that the underwriter defendants used improper methods in allocating shares in initial public offerings, and claim the underwriter defendants entered into improper commission agreements regarding aftermarket trading in the Company's common stock purportedly issued pursuant to the registration statement for the initial public offering. The Consolidated Complaint also alleges market manipulation claims against the underwriter defendants based on the activities of their respective analysts, who were allegedly compromised by conflicts of interest. By Order of the Court, no responsive pleading is yet due.

        The parties to the In re Initial Public Offering Securities Litigation cases had discussed a proposal by which all of the individual officers and directors of the issuer defendants would be dismissed, without prejudice, all Section 10(b) and Rule 10b-5 claims would be dismissed, without prejudice, and the actions against the issuer defendants would be stayed, except for certain test cases. The Company believes that it would meet the conditions set by the most recent proposal for dismissal of its officers and directors. More recently, however, the issuer defendants have participated in mediation with a retired federal judge involving a global resolution of the claims against the issuer defendants. There can be no guarantee that the parties will be able to reach agreement on either a partial dismissal or a global resolution of the claims involving the issuer defendants. The Company's management believes that the Consolidated Complaint is without merit and intend to defend against it vigorously. The Company does not believe the outcome of this consolidated lawsuit will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

        The provision and associated charges against the provision for restructuring, each of which relate to the discontinuation of Internet telephony operations, through the twelve months ended December 31, 2001 and the three months ended March 31, 2002, are as follows:

	Employee Severance Costs	Termination of Lease and Facility Obligations	Retirement of Fixed Assets	Total
	(in thousands)
Q1 2001 provision	$708	$1,532	$5,581	$7,821
Non-cash charges	—	—	(5,581)	(5,581)
Cash payments	(708)	(1,099)	—	(1,807)

Accruals at December 31, 2001	—	433	—	433
Cash payments	—	(184)	—	(184)
Accrual reversal	—	(129)	—	(129)

Accruals at March 31, 2002	$—	$120	$—	$120

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

        The termination of lease and facility obligations resulted in a charge of $1.5 million. The Company considered the costs of terminating these commitments to be related to its decision to cease providing Internet telephony services. During the three months ended March 31, 2002, the Company recorded a $129,000 noncash restructure benefit from lease and facility obligations as a result of final settlements that were less than the amount of previously reserved obligations.

        The net book value of fixed assets retired as part of our restructuring totaled $5.6 million. The assets consisted primarily of computer hardware and software utilized in our Internet telephony business. During the three months ended March 31, 2002, the Company sold Internet telephony assets that were previously written-off during the restructuring in January 2001 for a gain of approximately $335,000.

        In addition to the $7.8 million restructuring charge discussed above, the Company recorded a $1.6 million charge in general and administrative expense for the three months ended March 31, 2001 related to the write-off of Internet telephony receivables as a result of its restructuring. Settlement revenues derived from the Company's Internet telephony settlement services through January 2001, when these services were ceased, were recognized at the time of cash collection. Settlement revenues in the quarter ended March 31, 2001 include $771,000 of Internet telephony services that were collected.

7.    Stock Repurchase Program

        In September 2001, the Board of Directors approved a program to expend up to $2,000,000 to repurchase shares of the Company's common stock in open market transactions. As of December 31, 2001, the Company had purchased 110,000 shares for $99,000. No additional shares were repurchased by the Company during the three months ended March 31, 2002.

8.    Subsequent Events

        On April 19, 2002, the Company sold 9,036,140 shares of its Series A Preferred Stock, for $15.0 million, to investors affiliated with H&Q Asia Pacific and Vertex Management. At the closing of the transaction, the Company also issued to these investors warrants to purchase 903,614 shares of Series A Preferred Stock at a purchase price of $1.66 per share, and warrants to purchase 1,355,420 shares of Series A Preferred Stock at a purchase price of $2.49 per share, which warrants are exercisable at any time within five years after the closing.

        In connection with the closing, the parties entered into an amended and restated Series A Preferred Stock purchase agreement and a number of ancillary agreements, and the Company amended its certificate of incorporation to authorize and set forth the terms of the Series A Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the selected consolidated financial information and the consolidated financial statements and notes appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements, such as statements of expected revenues and expenses, that involve risks and uncertainties. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those detailed from time to time in our filings with the Securities and Exchange Commission and those discussed in this Form 10-Q, particularly in this Management's Discussion and Analysis of Financial Condition and Results of Operations and under "Factors That May Affect Future Results." Unless expressly stated or the content otherwise requires, the terms "we", "our", "us", "the Company" and "GRIC" refer to GRIC Communications, Inc. and its subsidiaries as a whole.

Overview

        We provide services and software that enable our customers to offer remote access and other Internet-based mobile office communications services to their end users worldwide. Our customers include telecommunications companies, Internet service providers, corporate enterprises and newly emerging communications service providers.

        From our incorporation in 1994 until 1997 we were both an Internet service provider in Northern California and an independent software developer for the Internet service provider community. In 1997, we sold our local Internet service provider business. Since that time most of our revenue has come from providing settlement and clearinghouse services for our customers, who are members of the GRIC TierOne Network. As a result of our ability to provide these services, customers of any Internet service provider that is a member of the GRIC TierOne Network, may access the Internet while outside his local service area without incurring long-distance telephone charges by accessing another member's network. From late 1998 until January 2001, we primarily provided Internet telephony services that were characterized by high revenues that generated low margins. In January 2001 we ceased providing those services to focus on providing Internet-based mobile office communications services based on our clearinghouse and settlement capabilities to service providers and corporate enterprises globally.

        We generate settlement revenues when we provide settlement services to customers whose end users initiate Internet communications. For these transactions, our settlement services consist of tracking usage globally, collecting the amount that a roamer's "home" service provider owes us, paying the appropriate amount to the service provider enabling local access, and providing the underlying usage data to our customers to enable end user billing.

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

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues

        Total revenues increased to $7.4 million for the three months ended March 31, 2002 from $5.4 million for the three months ended March 31, 2001, representing an increase of 38%.

        Settlement Revenues.    Settlement revenues increased to $7.0 million in the three months ended March 31, 2002 from $5.2 million in the three months ended March 31, 2001, representing an increase of 35%. The increase was primarily due to higher Internet roaming settlement services due to expansion of our Internet roaming customer base, increased volumes of Internet roaming by our existing customers and approximately $500,000 of non-recurring minimum revenue commitments by customers during the three months ended March 31, 2002. This increase was partially offset by discontinuance of our Internet telephony settlement services. We expect the rate of settlement services revenue growth to increase quarter over quarter during 2002 as customers recover from the general economic downturn and further deploy our services. We expect total settlement revenues in 2002 to exceed total settlement revenues in 2001.

        Software and Other Revenues.    Software, hardware and maintenance and services revenues increased to $347,000 in the three months ended March 31, 2002 from $145,000 in the three months ended March 31, 2001, representing an increase of 139%. The increase was primarily due to higher sales of our Internet roaming software and maintenance services. We expect software and other revenues to be slightly lower in the second calendar quarter and to remain relatively flat during the rest of the year.

Costs and Expenses

        Cost of Settlement Revenues.    Cost of settlement revenues consists of amounts we pay to access the Internet in order to provide Internet roaming services for our customers and amounts we paid to terminate Internet telephony services for our customers before we ceased providing those services in January 2001. Cost of settlement revenues decreased to $3.4 million in the three months ended March 31, 2002 from $3.8 million in the three months ended March 31, 2001, representing a decrease of 13%. The decrease was primarily due to lower telephony settlement costs as a result of ceasing to provide our low margin Internet telephony services. The decrease in Internet telephony settlement costs was partially offset by an increase in Internet roaming costs due to increased volumes of Internet roaming minutes. Internet roaming costs decreased as a percentage of Internet roaming revenues during the three months ended March 31, 2002 primarily due to lower rates obtained from our providers. We expect that for 2002 the cost of settlement revenues will increase in absolute dollars as roaming revenues increase but will decline as a percentage of total settlement revenues as a result of our expectation of lower rates with our Internet roaming providers.

        Network and Operations.    Network and operations expenses include salaries, benefits, depreciation on network equipment, allocated facility and management information systems costs, and costs of co-location of network equipment and leased telecommunication lines. Network and operations expenses decreased to $1.1 million in the three months ended March 31, 2002 from $1.8 million in the three months ended March 31, 2001, representing a decrease of 40%. The decrease was primarily due to our ceasing to provide Internet telephony services in January 2001 which resulted in decreased costs of co-location of network equipment and leased telecommunication lines, decreased staffing and decreased depreciation. We expect that network and operations expenses will continue to decrease during 2002.

        Research and Development.    Research and development expenses include salaries, benefits and recruiting costs of employees and outside consultants, quality assurance, allocated facility, management information systems and depreciation costs. Research and development expenses decreased to $0.8 million in the three months ended March 31, 2002 from $2.4 million in the three months ended March 31, 2001, representing a decrease of 68%. The decrease was primarily due to engineering personnel reductions following our January 2001 restructuring as we focused principally on continued development of our core internet roaming software. We also reduced costs by expanding the use of our development center in India, where engineering talent may be obtained at more favorable rates than in the San Francisco Bay area. By continuing to expand the use of our development center in India, we expect research and development expenses to continue to decrease during 2002.

        Sales and Marketing.    Sales and marketing expenses include salaries, benefits and commissions earned by sales and marketing personnel, allocated facility, management information systems and depreciation costs, costs for marketing and promotional programs, and costs associated with our domestic and international sales offices. Sales and marketing expenses decreased to $3.1 million in the three months ended March 31, 2002 from $3.9 million in the three months ended March 31, 2001, representing a decrease of 19%. The decrease was primarily due to a decrease in staffing as a result of our ceasing to provide Internet telephony services and a decrease in professional services, advertising and promotional services. We expect overall sales and marketing expenses to decrease during 2002, although sales expenses are likely to increase in connection with our launch of GRIC Mobile Office.

        General and Administrative.    General and administrative expenses consist of general corporate and facility costs as well as salary, benefits and related costs for executive, finance, legal, administrative, human resources, investor relations and management information systems functions, and provisions for uncollectible receivables. General and administrative expenses decreased to $1.5 million in the three months ended March 31, 2002 from $3.8 million in the three months ended March 31, 2001, representing a decrease of 62%. The decrease was primarily due to the write-off of all uncollected Internet telephony receivables in 2001 and a decrease in the use of professional services in 2002. We expect general and administrative expenses to continue to decrease during 2002.

        Amortization of Stock-Based Compensation.    Some stock options granted through December 31, 1999 are considered compensatory because the estimated fair value for accounting purposes was greater than the stock option exercise price as determined by the board of directors on the date of grant. As a result, we recorded expenses of $44,000 for the three months ended March 31, 2002 relating to the amortization of deferred compensation expense and had an aggregate of $203,000 of deferred compensation remaining to be amortized at March 31, 2002. Deferred compensation is amortized on a straight-line basis over the vesting period of the options. We expect amortization of approximately $176,000 in 2002, and $71,000 in 2003.

        Restructuring Charge.    In January 2001, we undertook a strategic restructuring and decided to cease providing our Internet telephony settlement services, based on an analysis of the operating expenses required to support these services and the low gross margins associated with them, and our expectation that continued Internet telephony operations would require additional cash infusions to the business. During the three months ended March 31, 2002, we incurred a $464,000 restructuring benefit resulting from a gain on the sale of Internet telephony assets of approximately $335,000 that were previously written off in January 2001 and an accrual reversal of lease and facility obligations of $129,000 as a result of final settlements that were less than the amount of the previously reserved obligations. As of March 31, 2002, the remaining accrual of lease and facility obligations amounted to $120,000.

Interest Income and Other, Net

        Interest income and other, net, primarily represents interest income on cash balances. Interest income and other, net, decreased to $36,000 in the three months ended March 31, 2002 from $332,000 in the three months ended March 31, 2001. The decrease was primarily due to lower cash balances during the first quarter of 2002.

Interest Expense

        Interest expense consists of amortization of the fair value of warrants issued in connection with our financing activities and interest expense associated with capital leases. Interest expense decreased to $16,000 for the three months ended March 31, 2002 from $38,000 for the three months ended March 31, 2001. The decrease was primarily due to the payments of outstanding lease obligations.

Income Taxes

        The provision for income taxes decreased to $8,000 in the three months ended March 31, 2002 from $23,000 in the three months ended March 31, 2001. The provision for income taxes consists of foreign tax provisions.

Liquidity and Capital Resources

	March 31, 2002	March 31, 2001
	(in thousands)
Cash and cash equivalents	$3,998	$18,467
Net cash used in operating activities	(3,207)	(10,702)
Net cash provided (used in) by investing activities	3,296	(408)
Net cash (used in) provided by financing activities	(112)	257

        Cash and cash equivalents.    Our principal source of liquidity is our cash, cash equivalents and short-term investments. As of March 31, 2002, in addition to our cash and cash equivalents balance of $4.0 million we had a short-term investment balance of approximately $6.1 million.

        Operating activities.    Net cash used in operating activities was $3.2 million for the three months ended March 31, 2002 and $10.7 million for the three months ended March 31, 2001. Net cash used in operating activities in the three months ended March 31, 2002 was primarily a result of our net operating losses, prepayment of certain expenses and higher accounts receivable balances due to increased revenues. Net cash used in operating activities in the three months ended March 31, 2001 was primarily the result of our net operating losses and our strategic restructuring charges.

        Investing activities.    Net cash provided by investing activities was $3.3 million for the three months ended March 31, 2002 and net cash used in investing activities was $408,000 for the three months ended March 31, 2001. Net cash provided by investing activities in the three months ended March 31, 2002 was primarily the result of proceeds from maturing short-term investments to fund net operating activities. The net cash used in investing activities in the three months ended March 31, 2001 was primarily due to purchases of short-term investments and capital expenditures for computer software relating to our network infrastructure.

        Financing activities.    Net cash used in financing activities was $112,000 in the three months ended March 31, 2002 and net cash provided by financing activities was $257,000 in the three months ended March 31, 2001. The net cash used in financing activities in the three months ended March 31, 2002 was primarily due to the payments of debt. The net cash provided by financing activities in the three months ended March 31, 2001 was primarily due to the proceeds from the sale of common stock through the incentive stock option and the employee stock purchase plans.

        Commitments.    We lease all of our facilities under operating leases that expire at various dates through 2007. As of March 31, 2002, we had $1.3 million in future operating lease commitments and $142,000 of capital lease obligations and equipment promissory notes.

        Summary of Liquidity.    Our consolidated financial statements are prepared and presented on a going concern basis. At March 31, 2002, we had an accumulated deficit of $113.8 million and incurred a net loss of $2.0 million for the three months ended March 31, 2002. We expect to turn profitable in the second half of 2002.

        On April 19, 2002, the Company sold 9,036,140 shares of its Series A Preferred Stock for $15.0 million to investors affiliated with H&Q Asia Pacific and Vertex Management. At the closing of the transaction, the Company also issued to these investors warrants to purchase 903,614 shares of Series A Preferred Stock at a purchase price of $1.66 per share, and warrants to purchase 1,355,420 shares of Series A Preferred Stock at a purchase price of $2.49 per share, which warrants are exercisable at any time within five years after the closing.

        In connection with the closing, the parties entered into an amended and restated Series A Preferred Stock purchase agreement and a number of ancillary agreements, and the Company amended its certificate of incorporation to authorize and set forth the terms of the Series A Preferred Stock.

        We believe that our available cash, cash equivalents and short-term investments of $10.1 million at March 31, 2002, the $15.0 million in cash received as proceeds from the recent sale of our Series A Preferred Stock, and cash expected to be generated by operations, during the next twelve months, will fund planned operations for at least the next twelve months.

        We plan to invest in expanding our Internet roaming and related services, on a global basis, by continuing to build strategic partnering relationships. This will require us to maintain market acceptance, and to grow our Internet roaming and related services offerings in order for us to continue our research and development activities and fund planned operating expenses. There can be no assurance that our Internet roaming product offerings will maintain market acceptance, growth and operating margins.

        If we are unable to attain our revenue and margin goals, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring may be necessary to enable us to meet our cash requirements through at least March 2003. These actions could have a material adverse effect on our business, results of operations and prospects. Furthermore, we may need to raise additional funds in future periods through public or private financing, or other arrangements, to fund operations and potential acquisitions, if any. We may never achieve profitability. If additional financing is needed, it might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

Factors That May Affect Future Results

        In addition to the information in this Quarterly Report Form 10-Q, the following should be considered in evaluating GRIC and our business.

We have not been profitable to date and we anticipate continued losses during 2002.

        To date, we have not been profitable. We cannot assure you that we will ever achieve or sustain profitability. We reported operating losses before income taxes of $31.6 million for 2001, $32.4 million for 2000 and $22.6 million for 1999. As of March 31, 2002, our accumulated deficit was $113.8 million. We have also experienced negative cash flows in each year since our inception in 1994. We expect to incur operating losses during 2002 and may not turn profitable in the second half of 2002 as projected, which could cause our stock price to decline. In particular, we expect to continue to invest in research and development and sales and marketing, and we expect to face pressure to adopt new pricing arrangements, including volume discounts, that may lower our gross margins. If revenues do not meet levels we anticipate, or if our costs and expenses exceed our expectations, we will continue to sustain losses, and our business and the price of our common stock may be harmed.

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

        If the funds we raised in the recent sale of our Series A preferred stock prove to be insufficient, it is possible that we may need to raise additional funds in the future in order to fund operations or acquisitions. If we raise additional funds through the issuance of equity or convertible debt securities, our stockholders may experience additional dilution and these new securities may have powers, preferences and rights that are senior to those of the rights of our common stock. For example, as a result of the recent sale of our Series A preferred stock, the investors control a significant portion of our outstanding capital stock, and the owners of the Series A preferred stock have claims that are senior to those of holders of the common stock in the event of a bankruptcy or liquidation, and the issuance of the Series A preferred stock has substantially diluted your ownership interest. We cannot be certain that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our business operations, promote our brand identity, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures. Any inability to do so could have a negative effect on our business, revenues, financial condition and results of operations.

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

        Our business environment is intensely competitive, highly fragmented and rapidly changing. Competition can come from many sources. For example, we compete directly with iPass in the market for Internet roaming and related settlement services, and iPass has a network that competes with the GRIC TierOne Network. Large communications service providers such as Equant, AT&T and Worldcom/UUNET also have the ability and resources to compete with us in the Internet-based mobile office communications services market. We could also face competition from emerging, wireless based network service providers targeting the traveling business communities.

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

Our new products or features may not succeed in the marketplace.

        The success of our business depends on our ability to introduce new products and features successfully. Each effort to develop and introduce a new product or feature involves a considerable investment of funds, personnel and time, as well as opportunity costs. We recently introduced GRIC Mobile Office, a product suite that includes wireless access, security monitoring and other features in addition to our traditional dial-up access. We have no assurance that this new product will be accepted by the marketplace, or whether competing technologies or products will be more popular. If our new products are not successful, our business will be harmed owing to the direct and indirect costs of product development and launch, and due to the lost opportunities and the possibility that a competitor may have developed a more successful product.

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

If we are unable to manage growth, the GRIC TierOne Network and our product development efforts effectively, our business will be harmed.

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

        Our quarterly operating results have fluctuated in the past, and we expect them to fluctuate in the future. Despite our January 2001 restructuring, our business may fail to grow rapidly enough to offset operating expenses. The primary factors that may cause fluctuations in our quarterly operating results, many of which are beyond our control, include:

  •
  economic conditions generally, and slowdowns in the specific industries in which our customers operate, especially telecommunications;

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

        Our success depends in large part on our ability to assure generally error-free clearinghouse services, uninterrupted operation of our network and software infrastructure, and a satisfactory experience for our customers' end users. To achieve these objectives, we depend on the quality, performance and scalability of our products and services, the responsiveness of our technical support and the capacity, reliability and security of our network operations. We also depend on third parties over which we have no control. For example, our ability to serve approximately 42 countries is based solely on our network access agreement with one service provider and on that service provider's ability to provide reliable Internet access points in those countries. In the past, we have experienced problems due to our inability to detect system malfunctions and due to errors in collecting or processing account usage and settlement data. Due to the high level of performance required for critical communications traffic, any failure to deliver a satisfactory experience to end users, whether or not caused by our own failures, and any failure to provide accurate settlement data in connection with acting as a clearinghouse, could reduce demand for our products and services.

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

        As of March 31, 2002, our executive officers and directors, and their affiliated entities, owned approximately 32% of our outstanding common stock. Accordingly, these stockholders may have a substantial influence on all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration could also have the effect of delaying or preventing a change in control of our company.

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

        If we fail to meet the criteria for continued listing on The Nasdaq National Market, our common stock may be delisted, which could make it more difficult for you to sell your shares. For example, if the market price for our common stock falls and remains below $1.00 per share for thirty trading days, we would be subject to delisting. On April 30, 2002, the closing price of our common stock was $2.11.

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

        Any new law or regulation pertaining to Internet-based communication services, or the application or interpretation of existing laws, could decrease the demand for our services, increase our cost of doing business or otherwise harm our business. There is, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet. These laws or regulations may relate to taxation and the quality of products and services. Furthermore, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. In addition, we are not certain how our business may be affected by the application of existing lawsgoverning issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, and export or import matters. The vast majority of these laws were adopted prior to the advent of the Internet. As a result, they may not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty in the Internet market. These uncertainties could reduce demand for our services or increase the cost of doing business through litigation costs or increased service delivery costs.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        Foreign Currency Risk.    We have limited exposure to financial market risks, including changes in foreign currency exchange rates and interest rates. Although we have foreign operations in Europe and Asia, to date, our exposure to foreign currency fluctuations has not been significant.

        Interest Rate Risk.    Our exposure to interest rate risk relates primarily to our investment portfolio and debt obligations. Interest rate risk occurs when we cannot hold a purchased investment to its maturity. The weighted-average maturity of our investment portfolio, when taking into account the reset feature of floating rate municipal bonds, is limited to 90 days. We intend to hold our securities until maturity and, therefore, do not expect to recognize an adverse impact on income or cash flows, although there can be no assurance of this. We have established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. We place investments with high credit quality issuers according to our investment policy. We do not use derivative financial instruments in our investment portfolio. All investments are carried at fair market value for March 31, 2002. Due to the short-term nature of our investments and the immaterial amount of our debt obligation, we believe that there is no material exposure to interest fluctuation. Therefore, no accompanying table has been provided.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On July 24, 2001, we and certain of our officers were named as defendants in a purported securities class-action lawsuit filed in the United States District Court, Southern District of New York, captioned Colbert Birnet LP v. GRIC Communications, Inc. et al., No. 01 CV 6771. In August, 2001, substantially identical lawsuits were filed in the same court, again naming us and certain of our officers, under the captions Northern Capital Holdings Inc. v. GRIC Communications, Inc. et al., No. 01 CV 7124; Gerald S. Platts v. GRIC Communications, Inc., et al., No. 01 CV 7699; Glenn Tortoso v. GRIC Communications, Inc., et al., No. 01 CV 7869; and Sanjay Israni v. GRIC Communications, Inc., et al., No. 01 CV 8087. By a judicial order dated September 4, 2001, these cases were consolidated, and the consolidated matter is now captioned In re GRIC Communications, Inc. Initial Public Offering Securities Litigation, No. 01 Civ 6771 (SAS), and is part of over three hundred coordinated proceedings covered under the caption In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). The Consolidated Amended Class Action Complaint for Violation of the Federal Securities Laws ("Consolidated Complaint") was filed on or about April 19, 2002, and alleges claims against us, certain of our officers, and CIBC World Markets Corp., Prudential Securities Incorporated, DB Alex.Brown, as successor to Deutsche Bank, and U.S. Bancorp Piper Jaffray Inc., underwriters of our December 14, 1999 initial public offering ("underwriter defendants"), under Sections 11 and 15 of the Securities Act of 1933, as amended and under Section 10(b) and 20(a)of the Securities Exchange Act of 1934, as amended. The Consolidated Complaint also alleges claims against the underwriter defendants under Section 12(2) of the Securities Act of 1933. The claims made in the Consolidated Complaint are substantially similar to the claims made in the over three hundred other amended complaints filed in the coordinated matter captioned In re Initial Public Offering Securities Litigation.

        Citing several press articles, the Consolidated Complaint alleges that the underwriter defendants used improper methods in allocating shares in initial public offerings, and claim the underwriter defendants entered into improper commission agreements regarding aftermarket trading in our common stock purportedly issued pursuant to the registration statement for the initial public offering. The Consolidated Complaint also alleges market manipulation claims against the underwriter defendants based on the activities of their respective analysts, who were allegedly compromised by conflicts of interest. By Order of the Court, no responsive pleading is yet due.

        The parties to the In re Initial Public Offering Securities Litigation cases had discussed a proposal by which all of the individual officers and directors of the issuer defendants would be dismissed, without prejudice, all Section 10(b) and Rule 10b-5 claims would be dismissed, without prejudice, and the actions against the issuer defendants would be stayed, except for certain test cases. We believe that it would meet the conditions set by the most recent proposal for dismissal of our officers and directors. More recently, however, the issuer defendants have participated in a mediation with a retired federal judge involving a global resolution of the claims against the issuer defendants. There can be no guarantee that the parties will be able to reach agreement on either a partial dismissal or a global resolution of the claims involving the issuer defendants. We believe that the Consolidated Complaint is without merit and intend to defend against it vigorously. We do not believe the outcome of this consolidated lawsuit will have a material adverse effect on our financial condition, results of operations or cash flows.

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

        In connection with the offering, we incurred $5.2 million in underwriting discounts and commissions, and $2.0 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were $66.8 million. From the effective date of the registration statement through March 31, 2002, we applied $6.1 million of the proceeds towards short-term investments, $13.1 million of the proceeds towards capital expenditures and the balance of $43.6 million on funding our working capital and operations. Cash and cash equivalents as of March 31, 2002 were $4.0 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

        The following exhibits are filed herewith:

		Incorporated by Reference
Exhibit Number						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.05	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	8-K	000-27871	3.05	4/29/02
4.03	Investors' Rights Agreement dated April 19, 2002 among Registrant and the security holders listed in the agreement.	8-K	000-27871	4.03	4/29/02
10.29	Amended and Restated Series A Preferred Stock and Warrant Purchase Agreement dated April 19, 2002.	8-K	000-27871	10.29	4/29/02
10.30	Amended and Restated Voting Agreement dated April 19, 2002.	8-K	000-27871	10.30	4/29/02
10.31	Stockholder Agreement dated April 19, 2002.	8-K	000-27871	10.31	4/29/02
10.32	Amended and Restated Lock-up Agreement dated April 19, 2002.	8-K	000-27871	10.32	4/29/02
(b)
Reports on Form 8-K

Date of Report	Item(s)	Description
1/31/2002	5, 7	On January 31, 2002, we filed a Form 8-K regarding an agreement we entered into with investors pursuant to which the investors agreed to purchase shares of Series A Preferred Stock.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2002.

GRIC COMMUNICATIONS, INC.
/s/ KIM S. SILVERMAN Kim S. Silverman Vice President and Chief Financial Officer

QuickLinks

GRIC COMMUNICATIONS, INC. Index
PART I. FINANCIAL INFORMATION
GRIC COMMUNICATIONS, INC. Condensed Consolidated Balance Sheets (in thousands)
GRIC COMMUNICATIONS, INC. Condensed Consolidated Statements of Operations (in thousands, except per share amounts) (unaudited)
GRIC COMMUNICATIONS, INC. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
GRIC COMMUNICATIONS, INC. Notes to Condensed Consolidated Financial Statements (unaudited)
PART II. OTHER INFORMATION
SIGNATURE