Form 10-Q
period 2002-06-30
GRIC COMMUNICATIONS INC
filed 2002-08-14
CIK 1059155

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of the registrant's common stock outstanding as of July 31, 2002 was 20,182,544 shares.

GRIC COMMUNICATIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GRIC COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2002	Dec. 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,338	$4,021
Short-term investments	18,175	9,060
Accounts receivable, net of allowances of $461 and $591 at June 30, 2002 and December 31, 2001, respectively	4,141	3,144
Prepaid expenses and other current assets	1,264	1,017

Total current assets	27,918	17,242
Property and equipment, net	2,757	4,106
Other assets	748	716

Total assets	$31,423	$22,064

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,222	$4,006
Accrued compensation and benefits	595	1,693
Deferred revenue	317	438
Other current liabilities	408	412
Current portion of long-term debt and capital lease obligations	71	419

Total current liabilities	6,613	6,968
Long-term liabilities	107	110
Commitments and contingencies
Stockholders' equity:
Series A convertible redeemable preferred stock, $0.001 par value; 12,801 shares authorized, 9,036 shares issued and outstanding at June 30, 2002; no shares authorized, issued or outstanding at December 31, 2001	11,902	—
Preferred stock, $0.001 par value; 5,000 shares authorized at June 30, 2002 and December 31, 2001; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized at June 30, 2002 and December 31, 2001; 20,057 and 19,897 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	20	20
Additional paid-in capital	141,502	127,070
Treasury stock	—	(99)
Deferred stock-based compensation	(148)	(247)
Accumulated deficit	(128,573)	(111,758)

Total stockholders' equity	24,703	14,986

Total liabilities and stockholders' equity	$31,423	$22,064

See accompanying notes

GRIC COMMUNICATIONS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenues:
Settlement	$7,862	$5,082	$14,899	$10,290
Software and other	317	137	664	282

Total revenues	8,179	5,219	15,563	10,572
Costs and expenses:
Cost of settlement revenues	3,689	2,792	7,041	6,638
Network and operations	1,122	1,638	2,219	3,468
Research and development	781	1,150	1,568	3,593
Sales and marketing	3,318	3,761	6,456	7,624
General and administrative	1,174	1,972	2,631	5,776
Amortization of stock-based compensation (1)	42	106	86	213
Restructuring charge (benefit)	1,146	(48)	682	7,773

Total costs and expenses	11,272	11,371	20,683	35,085

Operating loss	(3,093)	(6,152)	(5,120)	(24,513)
Interest income and other, net	97	273	133	605
Interest expense	(15)	(35)	(31)	(73)

Operating loss before income taxes	(3,011)	(5,914)	(5,018)	(23,981)
Provision for income taxes	8	48	16	71

Net loss	(3,019)	(5,962)	(5,034)	(24,052)
Deemed beneficial conversion dividend on Series A Preferred Stock	(11,781)	—	(11,781)	—

Net loss attributable to common stockholders	$(14,800)	$(5,962)	$(16,815)	$(24,052)

Basic and diluted net loss per share	$(0.74)	$(0.30)	$(0.84)	$(1.22)

Shares used to compute basic and diluted net loss per share	20,042	19,793	20,009	19,745

(1)
Included in amortization of stock-based compensation for the three months ended June 30, 2002 is $2 for network and operations, $2 for research and development, $1 for sales and marketing and $37 for general and administrative. Included in amortization of stock-based compensation for the three months ended June 30, 2001 is $2 for network and operations, $43 for research and development, $16 for sales and marketing and $45 for general and administrative.

  Included in amortization of stock-based compensation for the six months ended June 30, 2002 is $3 for network and operations, $6 for research and development, $2 for sales and marketing and $75 for general and administrative. Included in amortization of stock-based compensation for the six months ended June 30, 2001 is $4 for network and operations, $86 for research and development, $33 for sales and marketing and $90 for general and administrative.

See accompanying notes

GRIC COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Net loss	$(5,034)	$(24,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,416	1,718
Amortization of stock-based compensation	203	213
Loss on asset revaluation	—	183
Gain on sales of fixed assets	(333)	(48)
Accounts receivable allowances	18	1,691
Noncash portion of restructuring (benefit) charge	(94)	5,581
Noncash warrant expenses—preferred stock	1	8
Net changes in assets and liabilities:
Accounts receivable	(1,015)	814
Prepaid expenses and other current assets	(242)	(249)
Other assets	(23)	(471)
Accounts payable	1,345	(2,375)
Accrued compensation and benefits	(1,098)	(721)
Deferred revenue	(121)	(751)
Other current liabilities	(4)	(194)
Other long-term liabilities	(3)	78

Net cash used in operating activities	(4,984)	(18,575)

Cash flows from investing activities:
Available-for-sale investments:
Purchases	(18,902)	(6,500)
Maturities	9,787	8,571
Proceeds from sales of fixed assets	337	440
Capital expenditures	(122)	(2,107)

Net cash (used in) provided by investing activities	(8,900)	404

Cash flows from financing activities:
Payments of debt and capital lease obligations	(348)	(335)
Proceeds from sales of common stock, net	84	470
Proceeds from sales of treasury stock	99	—
Proceeds from issuance of preferred stock, net of issuance costs	14,366	—

Net cash provided by financing activities	14,201	135

Net decrease in cash and cash equivalents	317	(18,036)
Cash and cash equivalents at beginning of year	4,021	29,320

Cash and cash equivalents at end of year	$4,338	$11,284

Supplemental disclosures of cash flow information:
Income taxes paid	$—	$9
Interest paid	$14	$70

See accompanying notes

GRIC COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    Basis of Presentation

        The financial information at June 30, 2002 and for the three months ended June 30, 2002 is unaudited, but includes all adjustments (consisting of normal recurring accruals and restructuring charges) that GRIC Communications, Inc. (the "Company") considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for future periods. The following information should be read in conjunction with consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2.    Summary of Significant Accounting Policies

Net Loss Per Share

        Net loss per common share and diluted net loss per share are presented in conformity with the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", for all years presented.

        In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of basic and diluted net loss per share, as their effect is antidilutive.

        Weighted-average options outstanding to purchase approximately 1,464,000 and 948,000 shares of common stock for the three months ended June 30, 2002 and 2001, respectively, and 1,394,000 and 543,000 shares of common stock for the six months ended June 30, 2002 and 2001, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principle difference between SFAS No. 146 and EITF Issue No. 94-3 relates to its requirement for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect adoption of SFAS No. 146 will have a material impact on its financial statements.

3.    Comprehensive Loss

        The components of comprehensive loss for the three and six months ended June 30, 2002 and 2001, respectively, are as follows:

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(in thousands)
Net loss	$(14,800)	$(5,962)	$(16,815)	$(24,052)
Other comprehensive loss: Unrealized loss on available-for-sale securities	—	(23)	—	(3)

Comprehensive loss	$(14,800)	$(5,985)	$(16,815)	$(24,055)

4.    Segment Information

        The Company operates solely in one segment, providing services and software that enable its customers to offer remote access and other Internet-based mobile office communications services to their end users worldwide.

        The following is a summary of revenue and long-lived assets by geographical area for the periods presented:

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(in thousands)
Revenue by external customers:
United States, Canada & Latin America	$4,008	$2,367	$7,459	$5,308
Japan	2,259	1,277	4,263	2,240
Asia Pacific	1,004	813	1,972	1,545
Europe, Middle East and Africa	908	762	1,869	1,479

	$8,179	$5,219	$15,563	$10,572

        The following is a summary of long-lived assets by geographical area for the periods presented:

	June 30, 2002	December 31, 2001
	(in thousands)
Long-lived assets:
United States	$2,478	$3,736
Rest of world	279	370

	$2,757	$4,106

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

        On July 24, 2001, the Company and certain of its officers were named as defendants in a purported securities class-action lawsuit filed in the United States District Court, Southern District of New York, captioned Colbert Birnet LP v. GRIC Communications, Inc. et al., No. 01 CV 6771. In August 2001, substantially identical lawsuits were filed in the same court, again naming the Company and certain of its officers, under the captions Northern Capital Holdings Inc. v. GRIC Communications, Inc. et al., No. 01 CV 7124; Gerald S. Platts v. GRIC Communications, Inc., et al., No. 01 CV 7699; Glenn Tortoso v. GRIC Communications, Inc., et al., No. 01 CV 7869; and Sanjay Israni v. GRIC Communications, Inc., et al., No. 01 CV 8087. By a judicial order dated September 4, 2001, these cases were consolidated, and the consolidated matter is now captioned In re GRIC Communications, Inc. Initial Public Offering Securities Litigation, No. 01 Civ 6771 (SAS), and is part of over three hundred coordinated proceedings covered under the caption In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). The Consolidated Amended Class Action Complaint for Violation of the Federal Securities Laws ("Consolidated Complaint") was filed on or about April 19, 2002, and alleges claims against the Company, certain of its officers, and CIBC World Markets Corp., Prudential Securities Incorporated, DB Alex.Brown, as successor to Deutsche Bank, and U.S. Bancorp Piper Jaffray Inc., underwriters of the Company's December 14, 1999 initial public offering ("underwriter defendants"), under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Section 10(b) and 20(a)of the Securities Exchange Act of 1934, as amended. The Consolidated Complaint also alleges claims against the underwriter defendants under Section 12(2) of the Securities Act of 1933. The claims made in the Consolidated Complaint are substantially similar to the claims made in the over three hundred other amended complaints filed in the coordinated matter captioned In re Initial Public Offering Securities Litigation.

        Citing several press articles, the Consolidated Complaint alleges that the underwriter defendants used improper methods in allocating shares in initial public offerings, and claim the underwriter defendants entered into improper commission agreements regarding aftermarket trading in the Company's common stock purportedly issued pursuant to the registration statement for the initial public offering. The Consolidated Complaint also alleges market manipulation claims against the underwriter defendants based on the activities of their respective analysts, who were allegedly compromised by conflicts of interest. The plaintiffs in the Consolidated Complaint seek damages as measured under Section 11 and Section 10(b) of the Securities Act of 1933, pre-judgment and post-judgment interest, and reasonable attorneys' and expert witnesses' fees and other costs; no specific amount is claimed in the plaintiffs' prayer in the Consolidated Complaint. By Order of the Court, no responsive pleading is yet due, although motions to dismiss on global issues affecting all of the issuers have been filed.

        The parties to the In re Initial Public Offering Securities Litigation cases had discussed a proposal by which all of the individual officers and directors of the issuer defendants would be dismissed, without prejudice, all Section 10(b) and Rule 10b-5 claims would be dismissed, without prejudice, and the actions against the issuer defendants would be stayed, except for certain test cases. The Company believes that it would meet the conditions set by the most recent proposal for dismissal of its officers and directors. Recently, the parties have participated in a mediation and certain settlement proposals have been made or are being considered. There can be no guarantee that the parties will be able to reach agreement on either a partial dismissal or a global resolution of the claims involving the issuer defendants. The Company's management believes that the Consolidated Complaint is without merit and intend to defend against it vigorously. The Company does not believe the outcome of this consolidated lawsuit will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

        The Company leases all of its facilities under operating leases that expire at various dates through 2007. As of June 30, 2002, the Company had $1.0 million in future operating lease commitments, including $286,000 for the lease of its French facility, and approximately $71,000 of capital lease obligations and equipment promissory notes. The Company's June 2002 restructuring charge includes $98,000 related to the estimated cost of negotiating an early termination of the lease for its French facility.

6.    Restructuring Events

  January 2001 Restructuring

        In January 2001, the Company undertook a strategic restructuring and decided to cease providing its Internet telephony settlement services, based on an analysis of the operating expenses required to support these services and the low gross margins associated with them, and on the Company's expectation that continued Internet telephony operations would require additional cash infusions to the business. The Company completed its strategic restructuring by December 2001.

        The provision and associated charges against the provision for restructuring, each of which relate to the discontinuation of Internet telephony operations, through the twelve months ended December 31, 2001 and the six months ended June 30, 2002, are as follows:

	Employee Severance Costs	Termination of Lease and Facility Obligations	Retirement of Fixed Assets	Total
	(in thousands)
Q1 2001 provision	$708	$1,532	$5,581	$7,821
Non-cash charges	—	—	(5,581)	(5,581)
Cash payments	(708)	(1,099)	—	(1,807)

Accruals at December 31, 2001	—	433	—	433
Cash payments	—	(184)	—	(184)
Accrual reversal	—	(129)	—	(129)

Accruals at March 31, 2002	—	120	—	120
Accrual reversal	—	(30)	—	(30)

Accruals at June 30, 2002	$—	$90	$—	$90

        In connection with the January 2001 restructuring the Company incurred a total charge to operations of $7.8 million.

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

        The termination of lease and facility obligations resulted in a charge of $1.5 million. The Company considered the costs of terminating these commitments to be related to its decision to cease providing Internet telephony services. During the three months ended March 31, 2002 and June 30, 2002, the Company recorded noncash restructure benefits from lease and facility obligations of $129,000 and $30,000, respectively, as a result of final settlements that were less than the amount of previously reserved obligations.

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

        In addition to the $7.8 million restructuring charge discussed above, the Company recorded a $1.6 million charge in general and administrative expense for the three months ended March 31, 2001 related to the write-off of Internet telephony receivables as a result of its restructuring. Revenues derived from the Company's Internet telephony settlement services through January 2001, when these services were ceased, were recognized at the time of cash collection. Revenues in the six months ended June 30, 2001 included $908,000 of Internet telephony services that were collected.

  June 2002 Restructuring

        In June 2002, the Company undertook a strategic restructuring to reduce its operating expense structure by streamlining operations.

        The provision and associated charges against the provision for June 2002 restructuring through the six months ended June 30, 2002, are as follows:

	Employee Severance Costs	Termination of Lease and Other Obligations	Loss on Disposition and Retirement of Fixed Assets	Total
		(in thousands)
Q2 2002 provision	$964	$169	$43	$1,176
Non-cash charges	—	—	(43)	(43)
Cash payments	(335)	(25)	—	(360)

Accruals at June 30, 2002	$629	$144	$—	$773

        In connection with the June 2002 restructuring the Company incurred a total charge to operations of $1,176,000.

        Restructuring-related involuntary employee severance costs resulted in a charge of $964,000, pertaining to the estimated termination payout to employees worldwide. The employee reductions came principally from Sales and Marketing, Engineering and General & Administrative areas. As of June 30, 2002, a total of 16 employees have been terminated as part of these cost-cutting measures.

        The termination of lease and other obligations resulted in a charge of $169,000. The charge was primarily for the consolidation or elimination of facilities. The Company considered the costs of terminating these commitments to be related to its decision to reduce operating expenses.

        The loss on disposition and retirement of fixed assets totaled $43,000. This loss was primarily the result of retirement of fixed assets due to the closure of a facility.

7.    Stock Repurchase Program

        In September 2001, the Board of Directors approved a program to expend up to $2,000,000 to repurchase shares of the Company's common stock in open market transactions. As of December 31, 2001, the Company had purchased 110,000 shares for $99,000. No additional shares were repurchased by the Company during the six months ended June 30, 2002.

8.    Convertible Redeemable Preferred Stock

        On April 19, 2002, the Company sold 9,036,140 shares of its Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock"), for $15.0 million, to investors affiliated with H&Q Asia Pacific and Vertex Management. The net proceeds of the offering, after deducting expenses, were $14.4 million. At the closing of the transaction, the Company also issued to these investors warrants to purchase 903,614 shares of Series A Preferred Stock at a purchase price of $1.66 per share, and warrants to purchase 1,355,420 shares of Series A Preferred Stock at a purchase price of $2.49 per share.

        In connection with the closing, the parties entered into an amended and restated Series A Preferred Stock purchase agreement and a number of ancillary agreements, and the Company amended its certificate of incorporation to authorize and set forth the terms of the Series A Preferred Stock. The Company has designated a total of 12,801,205 shares as Series A Preferred Shares.

        Each share of Series A Preferred Stock is initially convertible into the Company's common stock at any time at the option of the holders on a 1-for-1 basis. Furthermore the Series A Preferred Stock will convert automatically into common stock upon the earlier of the fifth anniversary of the date of issuance or the 90th consecutive trading day that the closing price of the Company's common stock is at least $8.30 per share. There will be no change to the conversion ratio subsequent to issuance of the Series A Preferred Stock based upon the trading price of the Company's common stock. If common stock or preferred stock (excluding options and stock purchased under the employee stock purchase plan) is subsequently issued at a price of less than $1.66 per share, then the conversion ratio will be adjusted as a result of events such as stock dividends, stock splits, and combinations of stock into a smaller number of shares, up to a maximum of 1.2296 shares of common stock for each share of Series A Preferred Stock. Each share of Series A Preferred Stock will vote with the common stock on an as converted basis and not as a separate class.

        Each holder of Series A Preferred Stock is entitled to receive upon the liquidation of the Company, in preference to holders of common stock, the purchase price of the Series A Preferred Stock plus declared but unpaid dividends. The holders will also be entitled to participate with the holders of the common stock in any further distribution of assets until the aggregate amount distributed to the Series A Preferred Stock holders exceeds three and one-half times the amount of the original investment. If, however, the holders would have received in the aggregate less than two times the amount of their original investment, then they will be entitled to receive an additional amount equal to 10% of their original investment for each year since the time of their original investment.

        Total warrant coverage to purchase Series A Preferred Stock represents 25% of the preferred stock purchased, with 10% of the warrants exercisable at $1.66 and 15% exercisable at $2.49. The warrants are exercisable at any time within five years after the closing. The intrinsic value assigned to the warrants amounted to $2,464,000 and is reflected in Additional Paid In Capital on the balance sheet.

        The Series A Preferred Stock contained a beneficial conversion feature that required separate accounting recognition in the second quarter of 2002.

        EITF Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", requires that a portion of the proceeds equal to the intrinsic value (and not the fair value) of the conversion option be allocated to additional paid-in capital. This results in a discount on the convertible instrument that is recognized as a return to the preferred shareholders (similar to a dividend) over the period in which the preferred shareholders can realize the return (which is immediately). In accordance with EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the discount is calculated at the commitment date as the difference between the conversion price of each preferred share and the fair value of each share of the common stock into which the preferred stock is convertible, multiplied by the number of shares into which the security is convertible.

        At the commitment date, April 19, 2002 (the date of the transaction closing), the fair value of our common stock was $2.67 and the effective conversion price of the Series A Preferred Stock was $1.37 and the effective conversion price of the two warrants were $2.80 and $3.61, respectively. Therefore, a beneficial conversion feature existed for the Series A Preferred Stock, but not for the warrants. The Series A Preferred Stock was immediately convertible into common stock and, therefore, the amount of the beneficial conversion feature, equal to $11.8 million, was recorded as a deemed dividend in the second quarter of 2002. In order to determine the effective conversion prices, we had engaged an independent third party to perform a valuation of the Series A Preferred Stock and associated warrants.

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

        We also derive revenues from licenses of software to customers seeking to offer Internet roaming services to their end users, and from sales of maintenance and support services. Before our January 2001 restructuring, we also licensed software to customers seeking to offer Internet telephony services. Estimates and judgments we make regarding recognition of these revenues are not likely to have a material impact on our reported results of operations for a given period.

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

Results of Operations

Second Quarter and Year-to-Date Ended June 30, 2002 Compared to Second Quarter and Year-to-Date Ended June 30, 2001

Revenues

        Total revenues increased to $8.2 million for the three months ended June 30, 2002 from $5.2 million for the three months ended June 30, 2001, representing an increase of 57%. Total revenues increased to $15.6 million for the six months ended June 30, 2002 from $10.6 million for the six months ended June 30, 2001, representing an increase of 47%.

        Settlement Revenues.    Settlement revenues increased to $7.9 million in the three months ended June 30, 2002 from $5.1 million in the three months ended June 30, 2001, representing an increase of 55%. The increase was primarily due to higher Internet roaming settlement services due to increased volumes of Internet roaming by our existing customers and expansion of our Internet roaming customer base. Internet telephony settlement revenues of $132,000 were recorded during the three months ended June 30, 2001 and, thus, partially offset the increase of revenues associated with Internet roaming for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Settlement revenues increased to $14.9 million in the six months ended June 30, 2002 from $10.3 million in the six months ended June 30, 2001, representing an increase of 45%. The increases were primarily due to higher Internet roaming settlement services due to expansion of our Internet roaming customer base, increased volumes of Internet roaming by our existing customers and approximately $500,000 of non-recurring minimum revenue commitments by customers during the three months ended March 31, 2002. Internet telephony settlement revenues of $903,000 were recorded during the six months ended June 30, 2001 and, thus, partially offset the increase of revenues associated with Internet roaming for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. We expect settlement services revenues to continue to increase during the second half of 2002 and total settlement revenues in 2002 to exceed total settlement revenues in 2001.

        Software and Other Revenues.    Software, hardware and maintenance and services revenues increased to $317,000 in the three months ended June 30, 2002 from $137,000 in the three months ended June 30, 2001, representing an increase of 131%. Software, hardware and maintenance and services revenues increased to $664,000 in the six months ended June 30, 2002 from $282,000 in the six months ended June 30, 2001, representing an increase of 135%. The increases were primarily due to increased volume of internet domains that were registered in the GRIC TierOne network, increases in requests from our customers to customize certain reports, and higher sales of our Internet roaming software and maintenance services. We expect the amount of software and other revenues to remain relatively flat during the rest of the year.

Costs and Expenses

        Cost of Settlement Revenues.    Cost of settlement revenues consists of amounts we pay to access the Internet in order to provide Internet roaming services for our customers and amounts we paid to terminate Internet telephony services for our customers before we ceased providing those services in January 2001. Cost of settlement revenues increased to $3.7 million in the three months ended June 30, 2002 from $2.8 million in the three months ended June 30, 2001, representing an increase of 32%. The increase was primarily due to the corresponding increases in revenues from a higher volume of Internet roaming. Cost of settlement revenues increased to $7.0 million in the six months ended June 30, 2002 from $6.6 million in the six months ended June 30, 2001, representing an increase of 6%. The increase was primarily due to the corresponding increases in revenues due to increased volume of Internet roaming. Internet telephony settlement costs of $1.1 million were recorded during the six months ended June 30, 2001 and thus, partially offset the increase in costs associated with Internet roaming for the six months ended June 30, 2002 as compared to Internet roaming costs associated with the six months ended June 30, 2001. Internet roaming costs decreased as a percentage of Internet roaming revenues primarily due to lower rates obtained from our providers. We expect that for 2002 the cost of settlement revenues will increase in absolute dollars as roaming revenues increase but will decline as a percentage of total settlement revenues as a result of our expectation of lower rates with our Internet roaming providers.

        Network and Operations.    Network and operations expenses include salaries, benefits, depreciation on network equipment, allocated facility and management information systems costs, and costs of co-location of network equipment and leased telecommunication lines. Network and operations expenses decreased to $1.1 million in the three months ended June 30, 2002 from $1.6 million in the three months ended June 30, 2001, representing a decrease of 32%. The decrease was primarily attributed to reductions of approximately $400,000 in compensation-related expenses due primarily to decreased staffing levels and approximately $50,000 in depreciation expense due to the retirement of fixed assets resulting from the discontinuance of our Internet telephony network in January 2001 and continued efforts to streamline our operations in 2002. Network and operations expenses decreased to $2.2 million in the six months ended June 30, 2002 from $3.5 million in the six months ended June 30, 2001, representing a decrease of 36%. The decrease was primarily due to reductions of approximately $798,000 in compensation-related expenses due primarily to decreased staffing levels, approximately $244,000 in costs of co-location of network equipment and leased telecommunication lines and approximately $159,000 in depreciation expense as a result of ceasing to provide Internet telephony services in January 2001 and continued efforts to streamline our operations in 2002. We expect to continue reducing network and operations expenses during 2002.

        Research and Development.    Research and development expenses include salaries, benefits and recruiting costs of employees and outside consultants, quality assurance, allocated facility, management information systems and depreciation costs. Research and development expenses decreased to $781,000 in the three months ended June 30, 2002 from $1.2 million in the three months ended June 30, 2001, representing a decrease of 32%. The decrease was primarily attributed to reductions of approximately

$178,000 in compensation-related expenses due primarily to decreased staffing levels in our U.S. headquarters and approximately $122,000 in outside professional services expenses following our January 2001 restructuring as we focused principally on continued development of our core Internet roaming software. Research and development expenses decreased to $1.6 million in the six months ended June 30, 2002 from $3.6 million in the six months ended June 30, 2001, representing a decrease of 56%. The decrease was primarily due to reductions of approximately $1.0 million in compensation-related expenses due primarily to decreased staffing levels in our U.S. headquarters and approximately $589,000 in outside professional services expenses following our January 2001 restructuring. We also reduced costs by expanding the use of our development center in India, where engineering talent may be obtained at more favorable rates than in the San Francisco Bay area. We expect the amount of research and development expenses to continue to decrease during 2002 primarily by continuing to expand the use of our development center in India.

        Sales and Marketing.    Sales and marketing expenses include salaries, benefits and commissions earned by sales and marketing personnel, allocated facility, management information systems and depreciation costs, costs for marketing and promotional programs, and costs associated with our domestic and international sales offices. Sales and marketing expenses decreased to $3.3 million in the three months ended June 30, 2002 from $3.8 million in the three months ended June 30, 2001, representing a decrease of 12%. The decrease was primarily due to reductions of approximately $217,000 in compensation-related expenses and approximately $229,000 in expenses pertaining to the recruitment of employees, both of which were principally the result of decreased staffing levels following our January 2001 restructuring and continued efforts to streamline our operations in 2002. Sales and marketing expenses decreased to $6.5 million in the six months ended June 30, 2002 from $7.6 million in the six months ended June 30, 2001, representing a decrease of 15%. The decrease was primarily due to reductions of approximately $374,000 in compensation-related expenses, approximately $367,000 in expenses pertaining to the recruitment of employees, and approximately $223,000 in outside professional services expenses, each of which were principally the result of decreased staffing levels following our January 2001 restructuring and continued efforts to streamline our operations in 2002. We expect the overall amount of sales and marketing expenses to decrease during 2002, although sales expenses are likely to increase in connection with our continued launch of GRIC Mobile Office.

        General and Administrative.    General and administrative expenses consist of general corporate and facility costs as well as salary, benefits and related costs for executive, finance, legal, administrative, human resources, investor relations and management information systems functions, and provisions for uncollectible receivables. General and administrative expenses decreased to $1.2 million in the three months ended June 30, 2002 from $2.0 million in the three months ended June 30, 2001, representing a decrease of 40%. The decrease was primarily attributed to reductions of approximately $538,000 in compensation-related expenses and approximately $275,000 in outside professional services expenses due principally to continued efforts to streamline our operations in 2002 as well as our ceasing to provide Internet telephony services in January 2001. General and administrative expenses decreased to $2.6 million in the six months ended June 30, 2002 from $5.8 million in the six months ended June 30, 2001, representing a decrease of 54%. The decrease was primarily due to the write-off of approximately $1.6 million of uncollected Internet telephony receivables in 2001 and reductions of approximately $974,000 in compensation-related expenses and approximately $564,000 in outside professional services expenses in 2002 as we continued to streamline our operations. We expect the amount of general and administrative expenses to continue to decrease during 2002.

        Amortization of Stock-Based Compensation.    Some stock options granted through December 31, 1999 were considered compensatory because the estimated fair value for accounting purposes was greater than the stock option exercise price as determined by the board of directors on the date of grant. As a result, we recorded expenses of $42,000 for the three months ended June 30, 2002 and $106,000 for the three months ended June 30, 2001 relating to the amortization of deferred compensation expense. Expenses of $86,000 relating to the amortization of deferred compensation expense were recorded for the six months ended June 30, 2002 and $213,000 for the six months ended June 30, 2001. As of June 30, 2002, we had an aggregate of $148,000 of deferred compensation remaining to be amortized. Deferred compensation is amortized on a straight-line basis over the vesting period of the options. We expect amortization of approximately $169,000 in 2002 and $65,000 in 2003.

        Included in amortization of stock-based compensation for the three months ended June 30, 2002 is $2 for network and operations, $2 for research and development, $1 for sales and marketing and $37 for general and administrative. Included in amortization of stock-based compensation for the three months ended June 30, 2001 is $2 for network and operations, $43 for research and development, $16 for sales and marketing and $45 for general and administrative.

        Included in amortization of stock-based compensation for the six months ended June 30, 2002 is $3 for network and operations, $6 for research and development, $2 for sales and marketing and $75 for general and administrative. Included in amortization of stock-based compensation for the six months ended June 30, 2001 is $4 for network and operations, $86 for research and development, $33 for sales and marketing and $90 for general and administrative.

        Restructuring Charge.    On June 26, 2002, we announced our plans to restructure the Company in order to reduce operating expenses. As a result, we incurred a total charge to operations of approximately $1.2 million. The charge was primarily due to employee severance costs of $964,000, the termination of lease and other obligations of $169,000 and the loss on disposition and retirement of fixed assets of $43,000. This charge was partially offset by the reversal of lease and facility obligations of approximately $30,000 during the three months ended June 30, 2002 as a result of final settlements that were less than the amount of the previously reserved obligation from our January 2001 strategic restructuring. During the six months ended June 30, 2002, the June 2002 restructuring charge to operations of approximately $1.2 million was partially offset by a gain on the sale of Internet telephony assets of approximately $335,000 that were previously written off in January 2001 and an accrual reversal of lease and facility obligations of approximately $159,000 as a result of final settlements that were less than the amount of the previously reserved obligations recorded in January 2001. As of June 30, 2002, the remaining accrual of lease and facility obligations pertaining to the January 2001 restructuring amounted to $90,000. As of June 30, 2002, the remaining June 2002 restructuring accruals were $629,000 for employee severance costs and $144,000 for lease and other obligations.

Interest Income and Other, Net

        Interest income and other, net, primarily represents interest income on cash balances. Interest income and other, net, decreased to $97,000 in the three months ended June 30, 2002 from $273,000 in the three months ended June 30, 2001. Interest income and other, net, decreased to $133,000 in the six months ended June 30, 2002 from $605,000 in the six months ended June 30, 2001. The decreases were primarily due to lower cash balances during 2002 partially offset by a loss of $183,000 on an asset revaluation recorded in the three months ended June 30, 2001.

Interest Expense

        Interest expense consists of interest expense associated with capital leases and amortization of the fair value of warrants issued in connection with our financing activities. Interest expense decreased to $15,000 for the three months ended June 30, 2002 from $35,000 for the three months ended June 30, 2001. Interest expense decreased to $31,000 for the six months ended June 30, 2002 from $73,000 for the six months ended June 30, 2001. The decreases were primarily due to outstanding lease obligations being paid.

Income Taxes

        The provision for income taxes decreased to $8,000 in the three months ended June 30, 2002 from $48,000 in the three months ended June 30, 2001. The provision for income taxes decreased to $16,000 in the six months ended June 30, 2002 from $71,000 in the six months ended June 30, 2001. The provision for income taxes consists of foreign tax provisions.

Deemed Beneficial Conversion Dividend on Series A Preferred Stock.

        On April 19, 2002, we sold 9,036,140 shares of our Series A Convertible Redeemable Preferred Stock, for $15.0 million, to investors affiliated with H&Q Asia Pacific and Vertex Management. The net proceeds of the offering, after deducting expenses, were $14.4 million. At the closing of the transaction, we also issued to these investors warrants to purchase 903,614 shares of Series A Preferred Stock at a purchase price of $1.66 per share, and warrants to purchase 1,355,420 shares of Series A Preferred Stock at a purchase price of $2.49 per share. The warrants are exercisable at any time within five years after the closing. Each share of Series A Preferred Stock is initially convertible into the Company's common stock at any time at the option of the holders on a 1-for-1 basis. Furthermore, the Series A Preferred Stock will convert automatically into common stock upon the earlier of the fifth anniversary of the date of issuance or the 90th consecutive trading day that the closing price of the Company's common stock is at least $8.30 per share.

        Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", requires that a portion of the proceeds equal to the intrinsic value (and not the fair value) of the conversion option be allocated to additional paid-in capital. This results in a discount on the convertible instrument and is recorded as a deemed beneficial conversion dividend. In accordance with EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the deemed dividend is calculated at the commitment date as the difference between the conversion price of each preferred share and the fair value of each share of the common stock into which the preferred stock is convertible, multiplied by the number of shares into which the security is convertible.

        At the commitment date, April 19, 2002 (the date of the transaction closing), the fair value of our common stock was $2.67 and the effective conversion price of the Series A Preferred Stock was $1.37 and the effective conversion price of the two warrants were $2.80 and $3.61, respectively. Therefore, a beneficial conversion feature existed for the Series A Preferred Stock, but not for the warrants. The Series A Preferred Stock was immediately convertible into common stock, and therefore the amount of the beneficial conversion feature was recorded as a deemed dividend in the second quarter of 2002 and amounted to $11.8 million. In order to determine the effective conversion prices, we had engaged an independent third party to perform a valuation of the Series A Preferred Stock and associated warrants.

  Liquidity and Capital Resources

	June 30, 2002	June 30, 2001
	(in thousands)
Cash and cash equivalents	$4,338	$11,284
Net cash used in operating activities	(4,984)	(18,575)
Net cash (used in) provided by investing activities	(8,900)	404
Net cash provided by financing activities	14,201	135

        Cash and cash equivalents.    Our principal source of liquidity is our cash, cash equivalents and short-term investments. As of June 30, 2002, in addition to our cash and cash equivalents balance of $4.3 million we had a short-term investment balance of approximately $18.2 million.

        Operating activities.    Net cash used in operating activities was $5.0 million and $18.6 million for the six months ended June 30, 2002 and 2001, respectively. Net cash used in operating activities in the six months ended June 30, 2002 was primarily a result of our net operating losses, higher accounts receivable balances from increased revenues and lower bonus accruals principally due to the elimination of our 2002 bonus plan. Net cash used in operating activities in the six months ended June 30, 2001 was primarily the result of our net operating losses and cash payments associated with our January 2001 strategic restructuring charges.

        Investing activities.    Net cash used in investing activities was $8.9 million for the six months ended June 30, 2002 and net cash provided by investing activities was $404,000 for the six months ended June 30, 2001. Net cash used in investing activities in the six months ended June 30, 2002 was primarily the result of investing in short-term instruments using the funds received from our Series A Preferred Stock funding. Net cash provided by investing activities in the six months ended June 30, 2001 was primarily the result of proceeds from maturing short-term investments to fund operating activities and the purchases of capital expenditures for computer hardware and software related to our network infrastructure.

        Financing activities.    Net cash provided by financing activities was $14.2 million and $135,000 in the six months ended June 30, 2002 and 2001, respectively. The net cash provided by financing activities in the six months ended June 30, 2002 was primarily the result of proceeds from the issuance of our Series A Preferred Stock. Net cash provided by financing activities in the six months ended June 30, 2001 was primarily due to the proceeds from the sale of common stock through the incentive stock option and the employee stock purchase plans.

        Commitments.    We lease all of our facilities under operating leases that expire at various dates through 2007. As of June 30, 2002, we had $1.0 million in future operating lease commitments, including $286,000 for the lease of our French facility, and approximately $71,000 of capital lease obligations and equipment promissory notes. Our June 2002 restructuring charge includes $98,000 related to the estimated cost of negotiating an early termination of the lease for our French facility.

        Summary of Liquidity.    We believe that our available cash, cash equivalents and short-term investments of $22.5 million at June 30, 2002 and cash expected to be generated by operations during the next twelve months, will fund planned operations for at least the next twelve months.

        We have successfully reduced our cash burn rate down to $5.0 million during the six months ended June 30, 2002 from $20.1 million during the six months ended June 30, 2001. Although we had incurred a net loss before the deemed beneficial conversion dividend of $5.0 million for the six months ended June 30, 2002, we expect to turn profitable in the fourth quarter of 2002 and expect to turn cash flow positive immediately thereafter. Our accumulated deficit as of June 30, 2002 was $128.6 million.

        Our June 2002 restructuring plan, which includes a reduction of employee workforce and termination of lease and other obligations, is expected to further reduce our cash burn and provide savings of approximately $700,000 over the remainder of 2002.

        On April 19, 2002, we sold 9,036,140 shares of our Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock"), for $15.0 million, to investors affiliated with H&Q Asia Pacific and Vertex Management. The net proceeds of the offering, after deducting expenses, were $14.4 million. At the closing of the transaction, we also issued to these investors warrants to purchase 903,614 shares of Series A Preferred Stock at a purchase price of $1.66 per share, and warrants to purchase 1,355,420 shares of Series A Preferred Stock at a purchase price of $2.49 per share. The warrants are exercisable at any time within five years after the closing. Each share of Series A Preferred Stock is initially convertible into the Company's common stock at any time at the option of the holders on a 1-for-1 basis. Furthermore the Series A Preferred Stock will convert automatically into common stock upon the earlier of the fifth anniversary of the date of issuance or the 90th consecutive trading day that the closing price of the Company's common stock is at least $8.30 per share.

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

        If we are unable to attain our revenue and margin goals, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring may be necessary to enable us to meet our cash requirements through the next 12 months. These actions could have a material adverse effect on our business, results of operations and prospects. Furthermore, we may need to raise additional funds in future periods through public or private financing, or other arrangements, to fund operations and potential acquisitions, if any. We may never achieve profitability. If additional financing is needed, it might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

Factors That May Affect Future Results

        In addition to the information in this Quarterly Report on Form 10-Q, the following should be considered in evaluating GRIC and our business.

We anticipate continued losses and may not achieve profitability.

        To date, we have not been profitable. We cannot assure you that we will ever achieve or sustain profitability. We reported operating losses before income taxes of $31.6 million for 2001, $32.4 million for 2000 and $22.6 million for 1999. As of June 30, 2002, our accumulated deficit was $128.6 million. We have also experienced negative cash flows in each year since our inception in 1994. We expect to incur operating losses during 2002 and may not turn profitable in the fourth quarter of 2002 as projected, which could cause our stock price to decline. We expect to continue to make substantial expenditures on research and development and sales and marketing, and we expect to face pressure to adopt new pricing arrangements, including volume discounts, that may lower our gross margins. If revenues do not increase to the levels we anticipate, or if our costs and expenses exceed our expectations, we will continue to sustain losses, and the price of our common stock is likely to decline as a result. Our operating history is more limited than that of many other companies, so you may find it difficult to evaluate our business in making any investment decision.

        We have limited experience providing clearinghouse services, having done so since only 1997, and it is only since January 2001 that our efforts have been focused primarily on providing services that enable our customers to provide Internet roaming services to their end-users. Many members of our senior management team and other employees have worked with us for only a short period of time. As a result of our limited operating history, we have little meaningful historical financial data upon which to plan operating expenses or forecast our revenues accurately. This combination of factors makes it difficult for us to plan and to implement plans, and it makes it difficult for you to evaluate your investment in GRIC.

We may require additional capital to fund our business, which could cause your investment to be diluted.

        If the funds we raised in April 2002 through the sale of Series A preferred stock are insufficient to fund our operations, we may need to raise additional funds at some point in the future. If we raise additional funds by selling equity or convertible debt securities, our stockholders may experience additional dilution and these new securities may have powers, preferences and rights that are senior to those of the rights of our common stock. For example, as a result of the recent sale of our Series A preferred stock, the investors control a significant portion of our outstanding capital stock, and the owners of the Series A preferred stock have claims that are senior to those of holders of the common stock in the event of a bankruptcy or liquidation, and the issuance of the Series A preferred stock has substantially diluted the ownership interest of the common stockholders. We cannot predict whether additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our business operations, promote our brand identity, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures. Any inability to do so could have a negative effect on our revenues, financial condition and results of operations.

We restructured our business in 2001, which made us dependent on the success of our Internet roaming service.

        In January 2001, we ceased to provide Internet telephony service and focused on providing our Internet roaming service. This concentration makes us more dependent on the growth of the Internet roaming market, and more vulnerable if our Internet roaming product offerings are not have favorably received in the market or if we fail to achieve our revenue and margin targets.

We face significant competition, including competition from larger companies, that could reduce our revenues and gross margins.

        Our business is intensely competitive, highly fragmented and rapidly changing. Competition can come from many sources. For example, we compete directly with iPass in the market for Internet roaming and related settlement services, and iPass has a network that competes with the GRIC TierOne Network. Large communications service providers such as Equant and AT&T also have the ability and resources to compete with us in the Internet-based mobile office communications services market. We could also face competition from emerging, wireless based network service providers targeting the traveling business communities.

        Many of our competitors have substantially greater resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. Any of these competitors may combine or form strategic partnerships, gaining competitive advantages as a result. Our competitors may be able to develop and market products and services that are superior to our own in terms of features, quality, pricing or other factors. This competition may result in reduced prices and longer sales cycles for our products. If any of our larger competitors were to commit greater technical, sales, marketing and other resources to our markets, it would be more difficult to compete.

Since we have no assurance that our customers will continue to use our services, we have little ability to predict revenues or operating results.

        Our customers are generally free to use competing products and services, so we could face significant customer losses, at unpredictable times. Our customers are generally not obligated to generate revenue at any minimum level, and some customers generate very little revenue for us. On the other hand, we had three customers in 2001 that each accounted for more than ten percent of our revenue. Losing any of those large customers would mean a significant revenue shortfall for us. These factors make it difficult to anticipate future revenue from existing customers. In addition, to succeed we must expand our customer base. If we are unable to expand our customer base and to increase our average revenue per customer sufficiently, our business success will be less likely.

Our shift to seeking sales to larger customers may not succeed.

        Historically, a significant portion of our revenues was derived from smaller companies in the Internet marketplace, but in recent periods we have focused our sales and marketing efforts on larger corporate and enterprise-level customers. This strategy places new demands on our business, such as the longer sales cycles and higher levels of service and support that larger accounts generally require. If we fail in this strategy, or if we have underestimated the costs of this strategy, we would be likely to miss our revenue and profitability goals.

If new services, products or features we introduce do not succeed in the marketplace, our business will suffer.

        The success of our business depends on our ability to introduce new services, products and features that will generate new revenues. Each effort to develop and introduce a new service, product or feature involves investments of money, personnel and time, as well as opportunity costs. We recently introduced GRIC Mobile Office, a product suite that includes wireless access, security monitoring and other features in addition to our traditional dial-up access. We have no assurance that this new product will be accepted by the marketplace, or whether competing technologies or products will be more popular. Further, we do not know whether third-party developers of Internet communications applications will be willing to develop new applications that can be delivered as part of our mobile office communications solutions, or that we will be able to develop any applications of this type ourselves. If our new products are not successful, we will not achieve a profitable return on the costs of product development and launch, and we will have lost opportunities to pursue other products.

We depend on our customers to market Internet-based communications services to their end users, so our revenues depend on the activities of these customers and on the market acceptance of their services.

        Our business depends on the success of our customers in marketing Internet-based communications services to their end users. We have little ability to promote our services, or to promote demand for our customers' services generally. The use of the Internet as a medium for communications services remains unproven. If our customers fail to market their Internet-based communications services effectively, our revenues will be reduced. Similarly, if the market for Internet-based communications services fails to grow, or expands more slowly than anticipated, our revenues will be lower than expected. The Internet-based services we provide are relatively new and have not achieved widespread market acceptance. Network service providers and communication solutions providers may be reluctant to promote or rely upon our services until they gain greater commercial acceptance, which may never occur.

Sales in the Internet infrastructure market are unpredictable, and since we depend on sales to this market our revenues and any earnings are at risk when the market declines.

        Sales to the Internet infrastructure market are characterized by sporadic purchasing decisions and sensitivity to expansions and contractions in the telecommunications industry. Recently, many companies have warned of purchasing declines in the Internet infrastructure market. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that service providers are affected by local regulatory and business conditions. If our sales do not match our expectations we would not achieve profitability when we expect to.

The unpredictability of our quarterly results may cause the trading price our common stock to decline.

        Our quarterly revenues and operating results have varied in the past and are likely to fluctuate unpredictably in the future for many reasons beyond our control. Any of these factors could cause our stock price to decline. The primary factors that affect revenues and operating results, in addition to the factors discussed elsewhere in this section, include the following:

  •
  the volume of transaction-based revenues;

  •
  the timing of deployment of services by our customers;

  •
  competitive pricing pressure;

  •
  changes in global travel patterns due to past and potential future terrorist activities and military responses to them in Southern Asia and elsewhere;

  •
  the mix of services used by our customers' end users;

  •
  difficulty collecting accounts receivable, particularly from customers based outside the U.S.; and

  •
  regulation, domestically and internationally.

        Our operating expenses are largely determined based on our expectations about revenues. A high percentage of our expenses are fixed in the short term. As a result, lower than anticipated revenues for any reason could cause substantial operating losses.

Our customers require a high degree of reliability in the delivery of our services, and if we cannot meet their expectations for any reason, demand for our products and services will suffer.

        Our success depends on our ability to assure generally error-free clearinghouse services, uninterrupted operation of our network and software infrastructure, and a satisfactory experience for our customers' end users. In the past, we have experienced problems due to our inability to detect system malfunctions and due to errors in collecting or processing account usage and settlement data. Due to the high level of performance required for critical communications traffic, any failure to deliver a satisfactory experience to end users, whether or not caused by our own failures, and any failure to provide accurate settlement data in connection with acting as a clearinghouse, could reduce demand for our products and services.

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

        Our business is characterized by a long "sales cycle"—the time between initial contact with a potential customer and the resulting purchase. Typically our sales cycle is between three to twelve months, and the actual length of a sales cycle depends on a number of factors such as the complexity of the customer's business and needs, the nature of services being purchased and the level of deployment. Even after a sale is made there may be further delays before new users are brought into our system and we begin to realize associated revenues. As a result, we typically incur substantial sales costs before we recognize any related revenues. It is possible that in some periods there will be unusually high costs associated with the long sales cycle, or that the length of the sales cycle will increase, which could have a material effect on our business.

Because much of our business is conducted internationally, we encounter special difficulties, which may impede our efforts to achieve profitability and harm the price of our common stock.

        We generate most of our revenues from business conducted internationally, so we are subject to special risks. It is costly to maintain international facilities and operations, promote our brand internationally and develop localized systems and support centers. In some regions revenues may not offset the expenses of maintaining operations there. Some of the risks that we face as a result of our international operations include:

  •
  foreign customers often take longer to pay for services;

  •
  business activity is often slow in some region or another, negatively impacting overall results;

  •
  foreign currency exchange rates fluctuate and can impact our results;

  •
  compliance with a variety of foreign laws, trade standards, tariffs and trade barriers is costly and inefficient for a small company such as us;

  •
  compliance with a multitude of telecommunications and other Internet-related regulations in foreign jurisdictions is expensive and difficult; and

  •
  general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, and risks associated with international terrorist activities, can have a significant impact on our business.

We need to hire and retain qualified personnel to sustain the growth of our business, which is particularly difficult for us because we compete with other companies in the San Francisco Bay area where we are based.

        Our future success depends on the hiring and retention of key executive, management and technical personnel. From time to time we have experienced difficulty in hiring and retaining highly skilled employees, and we expect to continue to experience this sort of difficulty. Declines in the market price of our common stock could also hurt employee morale and retention. If we are not able to retain our key employees or to attract, assimilate or retain other highly qualified employees in the future, our business could be harmed because our growth might be slowed or executive leadership might be disrupted.

It is difficult to hire and retain qualified sales personnel.

        Highly trained sales personnel are key to our performance. Competition for these individuals is intense, and we may not be able to hire the type and number of sales personnel we need. Moreover, even after we hire salespersons, they require extensive training in our products and services. This training typically covers six to eight weeks of formal in-class and on-the-job instruction. If we are unable to retain existing sales employees and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our services, which may prevent us from generating revenue and achieving and maintaining profitability.

We could become subject to litigation regarding intellectual property rights that could be costly and result in the loss of significant rights.

        In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We may become a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of another party's intellectual property. Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

  •
  stop or delay selling, incorporating or using products that use the challenged intellectual property;

  •
  obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license might not be available on reasonable terms or at all; or

  •
  redesign the products that use that technology.

        If we are forced to take any of these actions, our business might be seriously harmed. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that could be imposed.

The concentration of our capital stock ownership with insiders will likely limit the ability of other stockholders to influence corporate matters.

        As of June 28, 2002, our executive officers and directors, and their related entities, owned approximately 45.3% of our outstanding common stock and common stock equivalents. As a result, these stockholders will be able to exercise control over all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in control of the Company that might be viewed as beneficial by other stockholders.

        The interests of some of those stockholders may not be aligned with the interests of the common stockholders. The holders of our Series A preferred stock have special rights, preferences and privileges, including liquidation preferences that are senior to those of holders of the common stock in the event of a bankruptcy or liquidation.

Provisions in our charter documents might deter a company from acquiring us, which could inhibit your ability to receive an acquisition premium for your shares.

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

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

        For example, the Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq has proposed revisions to its requirements for companies like GRIC that are Nasdaq-listed. We expect these developments to increase our legal compliance costs, and to make some activities more difficult, such as stockholder approval of new option plans. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

If our common stock price falls below and remains under $1.00, or if we otherwise fail to comply with Nasdaq rules, our common stock could be delisted from The Nasdaq National Market, which could severely limit the trading market for our common stock.

        If we fail to meet the criteria for continued listing on The Nasdaq National Market, our common stock may be delisted, which could make it more difficult for you to sell your shares. For example, if the market price for our common stock falls and remains below $1.00 per share for thirty trading days, we would be subject to delisting. On August 2, 2002, the closing price of our common stock was $1.20.

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

        Interest Rate Risk.    Our exposure to interest rate risk relates primarily to our investment portfolio and debt obligations. Interest rate risk occurs when we cannot hold a purchased investment to its maturity. The weighted-average maturity of our investment portfolio, when taking into account the reset feature of floating rate municipal bonds, is limited to 90 days. We intend to hold our securities until maturity and, therefore, do not expect to recognize an adverse impact on income or cash flows, although there can be no assurance of this. We have established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. We place investments with high credit quality issuers according to our investment policy. We do not use derivative financial instruments in our investment portfolio. All investments are carried at fair market value for June 30, 2002. Due to the short-term nature of our investments and the immaterial amount of our debt obligation, we believe that there is no material exposure to interest fluctuation. Therefore, no accompanying table has been provided.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On July 24, 2001, we and certain of our officers were named as defendants in a purported securities class-action lawsuit filed in the United States District Court, Southern District of New York, captioned Colbert Birnet LP v. GRIC Communications, Inc. et al., No. 01 CV 6771. In August 2001, substantially identical lawsuits were filed in the same court, again naming us and certain of our officers, under the captions Northern Capital Holdings Inc. v. GRIC Communications, Inc. et al., No. 01 CV 7124; Gerald S. Platts v. GRIC Communications, Inc., et al., No. 01 CV 7699; Glenn Tortoso v. GRIC Communications, Inc., et al., No. 01 CV 7869; and Sanjay Israni v. GRIC Communications, Inc., et al., No. 01 CV 8087. By a judicial order dated September 4, 2001, these cases were consolidated, and the consolidated matter is now captioned In re GRIC Communications, Inc. Initial Public Offering Securities Litigation, No. 01 Civ 6771 (SAS), and is part of over three hundred coordinated proceedings covered under the caption In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). The Consolidated Amended Class Action Complaint for Violation of the Federal Securities Laws ("Consolidated Complaint") was filed on or about April 19, 2002, and alleges claims against us, certain of our officers, and CIBC World Markets Corp., Prudential Securities Incorporated, DB Alex.Brown, as successor to Deutsche Bank, and U.S. Bancorp Piper Jaffray Inc., underwriters of our December 14, 1999 initial public offering ("underwriter defendants"), under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Section 10(b) and 20(a)of the Securities Exchange Act of 1934, as amended. The Consolidated Complaint also alleges claims against the underwriter defendants under Section 12(2) of the Securities Act of 1933. The claims made in the Consolidated

Complaint are substantially similar to the claims made in the over three hundred other amended complaints filed in the coordinated matter captioned In re Initial Public Offering Securities Litigation.

        Citing several press articles, the Consolidated Complaint alleges that the underwriter defendants used improper methods in allocating shares in initial public offerings, and claim the underwriter defendants entered into improper commission agreements regarding aftermarket trading in our common stock purportedly issued pursuant to the registration statement for the initial public offering. The Consolidated Complaint also alleges market manipulation claims against the underwriter defendants based on the activities of their respective analysts, who were allegedly compromised by conflicts of interest. The plaintiffs in the Consolidated Complaint seek damages as measured under Section 11 and Section 10(b) of the Securities Act of 1933, pre-judgment and post-judgment interest, and reasonable attorneys' and expert witnesses' fees and other costs; no specific amount is claimed in the plaintiffs' prayer in the Consolidated Complaint. By Order of the Court, no responsive pleading is yet due, although motions to dismiss on global issues affecting all of the issuers have been filed.

        The parties to the In re Initial Public Offering Securities Litigation cases had discussed a proposal by which all of the individual officers and directors of the issuer defendants would be dismissed, without prejudice, all Section 10(b) and Rule 10b-5 claims would be dismissed, without prejudice, and the actions against the issuer defendants would be stayed, except for certain test cases. We believe that it would meet the conditions set by the most recent proposal for dismissal of our officers and directors. Recently, the parties have participated in a mediation and certain settlement proposals have been made or are being considered. There can be no guarantee that the parties will be able to reach agreement on either a partial dismissal or a global resolution of the claims involving the issuer defendants. We believe that the Consolidated Complaint is without merit and intend to defend against it vigorously. We do not believe the outcome of this consolidated lawsuit will have a material adverse effect on our financial condition, results of operations or cash flows.

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

        In connection with the offering, we incurred $5.2 million in underwriting discounts and commissions, and $2.0 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were $66.8 million. From the effective date of the registration statement through June 30, 2002, we have a remaining balance in cash and cash equivalents of $4.3 million and have applied $3.8 million of the proceeds towards short-term investments, $13.2 million of the proceeds towards capital expenditures and the balance of $45.5 million towards working capital and funding operations.

        On April 19, 2002, we sold 9,036,140 shares of our Series A Preferred Stock at a price of $1.66 per share, pursuant to a private placement, generating proceeds of approximately $15 million. No brokers or underwriters were used by us in connection with this offering and sale.

        In connection with the offering, we incurred approximately $634,000 in expenses. The net proceeds from the offering, after deducting the foregoing expenses, were approximately $14.4 million. From April 19, 2002 through June 30, 2002, we applied all of the net proceeds towards short-term investments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its annual meeting of stockholders on April 4, 2002. Following are descriptions of the matters voted on and the results of such meeting:

	Votes For	Votes Against	Votes Abstained	Votes Withheld	Broker Non-Votes
1. Election of Directors
Roger L. Peirce	17,026,805	—	105,479	—	—
Dr. Hong Chen	17,046,236	—	86,048	—	—
Bharat Davé	17,035,338	—	96,946	—	—
Dr. Yen-Son (Paul) Huang	17,019,044	—	113,241	—	—
Kheng Nam Lee	17,022,042	—	110,242	—	—
Gerald Wright	17,064,329	—	67,955	—	—
Joseph M. Zaelit	17,051,240	—	117,044	—	—
2. Proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2002	17,134,306	61,563	21,752	—	—
3. Proposal to (i) issue and sell up to $17 million of the Series A Preferred Stock and warrants to purchase 2,560,240 shares of the Series A Preferred Stock and (ii) amend the Company's certificate of incorporation to authorize and set forth the terms of the Series A Preferred Stock.	10,893,078	144,334	31,890	—	6,065,004

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

        The following exhibits are filed herewith: NONE

(b)
Reports on Form 8-K

Date of Report	Item(s)	Description
6/28/2002	5	On June 28, 2002, we filed a Form 8-K announcing a strategic restructuring plan to reduce operating expenses in order to help achieve profitability in 2002.
4/29/2002	5, 7	On April 29, 2002, we filed a Form 8-K to report the closing of our Series A Preferred Stock financing which resulted in $15 million in gross proceeds.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2002.

GRIC COMMUNICATIONS, INC.
/s/ KIM S. SILVERMAN Kim S. Silverman Vice President and Chief Financial Officer

QuickLinks

GRIC COMMUNICATIONS, INC.
Index
PART I. FINANCIAL INFORMATION
  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GRIC COMMUNICATIONS, INC. Condensed Consolidated Balance Sheets (in thousands, except per share amounts)
GRIC COMMUNICATIONS, INC. Condensed Consolidated Statements of Operations (in thousands, except per share amounts) (unaudited)
GRIC COMMUNICATIONS, INC. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
GRIC COMMUNICATIONS, INC. Notes to Condensed Consolidated Financial Statements (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE