Form 10-Q
period 2002-09-30
GRIC COMMUNICATIONS INC
filed 2002-11-13
CIK 1059155

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2002
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        The number of shares of the registrant's common stock outstanding as of October 31, 2002 was 20,203,634 shares.

GRIC COMMUNICATIONS, INC.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GRIC COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,353	$4,021
Short-term investments	18,764	9,060
Accounts receivable, net of allowances of $575 and $591 at September 30, 2002 and December 31, 2001, respectively	4,562	3,144
Prepaid expenses and other current assets	1,261	1,017

Total current assets	27,940	17,242
Property and equipment, net	2,194	4,106
Other assets	738	716

Total assets	$30,872	$22,064

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,656	$4,006
Accrued compensation and benefits	626	1,693
Deferred revenue	619	438
Other current liabilities	396	412
Current portion of long-term debt and capital lease obligations	5	419

Total current liabilities	6,302	6,968
Long-term liabilities	105	110
Commitments and contingencies
Stockholders' equity:
Series A convertible redeemable preferred stock, $0.001 par value; 12,801 shares authorized, 9,036 shares issued and outstanding at September 30, 2002; no shares authorized, issued or outstanding at December 31, 2001	11,788	—
Preferred stock, 5,000 shares authorized at September 30, 2002 and December 31, 2001, respectively; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized at September 30, 2002 and December 31, 2001; 20,190 and 19,897 issued and outstanding at September 30, 2002 and December 31, 2001, respectively	20	20
Additional paid-in capital	141,652	127,070
Treasury stock	—	(99)
Deferred stock-based compensation	(107)	(247)
Accumulated deficit	(128,888)	(111,758)

Total stockholders' equity	24,465	14,986

Total liabilities and stockholders' equity	$30,872	$22,064

See accompanying notes

GRIC COMMUNICATIONS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Revenues:
Settlement	$9,264	$5,850	$24,163	$16,140
Software and other	251	220	915	502

Total revenues	9,515	6,070	25,078	16,642
Costs and expenses:
Cost of settlement revenues	4,277	3,160	11,318	9,798
Network and operations	1,159	1,440	3,378	4,908
Research and development	658	972	2,226	4,565
Sales and marketing	2,810	3,555	9,266	11,179
General and administrative	1,262	1,692	3,893	7,468
Amortization of stock-based compensation (1)	41	107	127	320
Restructuring charge (benefit)	(313)	—	369	7,773

Total costs and expenses	9,894	10,926	30,577	46,011

Operating loss	(379)	(4,856)	(5,499)	(29,369)
Interest income and other, net	89	135	222	740
Interest expense	(9)	(30)	(40)	(103)

Operating loss before income taxes	(299)	(4,751)	(5,317)	(28,732)
Provision for income taxes	16	31	32	102

Net loss	$(315)	$(4,782)	$(5,349)	$(28,834)

Deemed beneficial conversion dividend on Series A Preferred Stock	—	—	(11,781)	—

Net loss attributable to common stockholders	$(315)	$(4,782)	$(17,130)	$(28,834)

Basic and diluted net loss per share	$(0.02)	$(0.24)	$(0.85)	$(1.46)

Shares used to compute basic and diluted net loss per share	20,135	19,924	20,051	19,804

(1)
Included in amortization of stock-based compensation for the three months ended September 30, 2002 is $1 for network and operations, $2 for research and development, $1 for sales and marketing and $37 for general and administrative.

  Included in amortization of stock-based compensation for the three months ended September 30, 2001 is $2 for network and operations, $43 for research and development, $17 for sales and marketing and $45 for general and administrative.

  Included in amortization of stock-based compensation for the nine months ended September 30, 2002 is $4 for network and operations, $8 for research and development, $2 for sales and marketing and $113 for general and administrative.

  Included in amortization of stock-based compensation for the nine months ended September 30, 2001 is $6 for network and operations, $129 for research and development, $51 for sales and marketing and $134 for general and administrative.

See accompanying notes

GRIC COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2002	September 30, 2001
Cash flows from operating activities:
Net loss	$(5,349)	$(28,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,008	2,487
Amortization of stock-based compensation	244	320
Loss on asset revaluation	—	183
Gain of sales of fixed assets	(347)	(44)
Accounts receivable allowances	150	1,751
Noncash portion of restructuring (benefit) charge	(407)	5,581
Noncash warrant expenses—preferred stock	1	12
Net changes in assets and liabilities:
Accounts receivable	(1,568)	581
Prepaid expenses and other current assets	(254)	(157)
Other assets	(13)	(403)
Accounts payable	1,092	(3,682)
Accrued compensation and benefits	(1,067)	(783)
Deferred revenue	181	(567)
Other current liabilities	(16)	(193)
Other long-term liabilities	(5)	48

Net cash used in operating activities	(5,350)	(23,700)

Cash flows from investing activities:
Available-for-sale investments:
Purchases	(20,502)	(9,000)
Maturities	10,798	13,485
Proceeds from sales of fixed assets	372	444
Capital expenditures	(154)	(2,256)

Net cash (used in) provided by investing activities	(9,486)	2,673

Cash flows from financing activities:
Payments of debt and capital lease obligations	(414)	(508)
Proceeds from sales of common stock, net	231	660
Proceeds from sales of treasury stock	99	—
Proceeds from issuance of preferred stock, net of issuance costs	14,252	—

Net cash provided by financing activities	14,168	152

Net decrease in cash and cash equivalents	(668)	(20,875)
Cash and cash equivalents at beginning of year	4,021	29,320

Cash and cash equivalents at end of period	$3,353	$8,445

Supplemental disclosures of cash flow information:
Income taxes paid	$7	$12
Interest paid	$37	$96

See accompanying notes

GRIC COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    Basis of Presentation

        The financial information at September 30, 2002 and for the three and nine months ended September 30, 2002 is unaudited, but includes all adjustments (consisting of normal recurring accruals and restructuring reserves) that GRIC Communications, Inc. (the "Company") considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for future periods.

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

2.    Summary of Significant Accounting Policies

Revenue Recognition

        The Company derives revenues primarily from settlement services it provides to customers through its network. The Company also derives revenues from licenses of software to customers seeking to offer Internet roaming to their end users, and from sales of maintenance and support services and hardware. Prior to January 30, 2001, the Company also derived revenue from Internet telephony settlement services and related licenses of software.

        Settlement revenues are generated when customers' end users initiate Internet communications. Cost of settlement revenues represents the amounts paid to access our customers' networks for the completion of services provided. The Company recognizes roaming services revenue and related costs at the time services are rendered to users. The Company has minimum purchase commitments with some members of the GRIC TierOne network and expects to meet these commitments provided the supplier maintains the required pricing under the contract. In addition, the Company bears the risk of loss related to collection for services.

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

        From time to time, customers of the Company, including significant customers, may file a petition seeking protection under the U.S. bankruptcy laws. When this occurs, the Company determines its ongoing exposure to risk that a pre-filing account receivable will prove to be uncollectible, and establishes appropriate reserves for that contingency as necessary. In addition, for each continuing customer in bankruptcy the Company evaluates the creditworthiness of the customer and determines whether revenue should be recognized on an accrual basis or as cash payments are received. The Company records revenue at the time of delivery (where other revenue recognition criteria have been met) if, in the Company's judgment based on the creditworthiness of the debtor-in-possession and payment experience, the payment of amounts as they become due is reasonably assured.

Net Loss Per Share

        Net loss per common share and diluted net loss per share are presented in conformity with the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" for all years presented.

        In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of basic and diluted net loss per share, as their effect is antidilutive.

        Weighted-average options outstanding to purchase approximately 191,000 and 371,000 shares of common stock for the three months ended September 30, 2002 and 2001, respectively, and 539,000 and 553,000 shares of common stock for the nine months ended September 30, 2002 and 2001, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principle difference between SFAS No. 146 and EITF Issue No. 94-3 relates to its requirement for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The effect of adoption of SFAS No. 146 is dependent on the Company's related activities subsequent to the date of adoption.

3.    Comprehensive Loss

        The components of comprehensive loss for the three and nine months ended September 30, 2002 and 2001, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(in thousands)
Net loss	$(315)	$(4,782)	$(17,130)	$(28,834)
Other comprehensive loss:
Unrealized gain on available-for-sale investments	—	22	—	23

Comprehensive loss	$(315)	$(4,760)	$(17,130)	$(28,811)

4.    Segment Information

        The Company operates solely in one segment, providing services and software that enable its customers to offer remote access and other Internet-based mobile office communications services to their end users worldwide.

        The following is a summary of revenue and long-lived assets by geographical area for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(in thousands)
Revenue by external customers:
United States, Canada & Latin America	$5,257	$2,426	$12,715	$7,734
Japan	2,407	1,731	6,670	3,971
Asia Pacific	979	933	2,952	2,478
Europe, Middle East and Africa	872	980	2,741	2,459

	$9,515	$6,070	$25,078	$16,642

        The following is a summary of long-lived assets by geographical area for the periods presented:

	September 30, 2002	December 30, 2001
	(in thousands)
Long-lived assets:
United States	$1,948	$3,736
Rest of world	246	370

	$2,194	$4,106

        Revenue by external customer is based on the customer's billing locations. Long-lived assets are those assets used in each geographic location. For the three and nine months ended September 30, 2002, respectively, four customers each accounted for 10% or more of the Company's total consolidated revenues.

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

        During October 2002, the Company's officers and directors who had been named as defendants in the In re Initial Public Offering Securities Litigation were dismissed without prejudice upon order of the presiding judge. In addition, the parties have been participating in mediation and certain settlement proposals have been made or are being considered, which could include dismissal of the issuer defendants, including the Company. There can be no guarantee that the parties will be able to reach agreement on either a partial dismissal or a global resolution of the claims involving the issuer defendants. The Company's management believes that the Consolidated Complaint is without merit and intends to defend against it vigorously. The Company does not believe the outcome of this consolidated lawsuit will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

        The Company leases all of its facilities under operating leases that expire at various dates through 2004. As of September 30, 2002, the Company had $626,000 in future operating lease commitments and approximately $5,000 in capital lease obligations and equipment promissory notes.

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

        The provision and associated charges against the provision for restructuring, each of which relate to the discontinuation of Internet telephony operations, through the twelve months ended December 31, 2001 and the nine months ended September 30, 2002, are as follows:

	Employee Severance Costs	Termination of Lease and Facility Obligations	Retirement of Fixed Assets	Total
	(in thousands)
Q1 2001 provision	$708	$1,532	$5,581	$7,821
Non-cash charges	—	—	(5,581)	(5,581)
Cash payments	(708)	(1,099)	—	(1,807)

Accruals at December 31, 2001	$—	$433	$—	$433
Cash payments	—	(184)	—	(184)
Accrual reversal	—	(129)	—	(129)

Accruals at March 31, 2002	$—	$120	$—	$120
Accrual reversal	—	(30)	—	(30)

Accruals at June 30, 2002	$—	$90	$—	$90
Cash payments	—	(27)	—	(27)
Accrual reversal	—	(54)	—	(54)

Accruals at September 30, 2002	$—	$9	$—	$9

        In connection with the January 2001 restructuring, the Company incurred a total charge to operations of $7.8 million.

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

        The termination of lease and facility obligations resulted in a charge of $1.5 million. The Company considered the costs of terminating these commitments to be related to its decision to cease providing Internet telephony services. During the three months ended March 31, 2002, June 30, 2002 and September 30, 2002, the Company recorded noncash restructure benefits from lease and facility obligations of $129,000, $30,000 and $54,000, respectively, as a result of final settlements that were less than the amount of previously reserved obligations.

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

        In addition to the $7.8 million restructuring charge discussed above, the Company recorded a $1.6 million charge in general and administrative expense for the three months ended March 31, 2001 related to the write-off of Internet telephony receivables as a result of its restructuring. Revenues derived from the Company's Internet telephony settlement services through January 2001, when these services were ceased, were recognized at the time of cash collection. Revenues in the nine months ended September 30, 2001 included $913,000 of Internet telephony services that were collected.

June 2002 Restructuring

        In June 2002, the Company undertook a strategic restructuring to reduce its operating expense structure by streamlining operations. The provision and associated charges against the provision for June 2002 restructuring through the nine months ended September 30, 2002, are as follows:

	Employee Severance Costs	Termination of Lease and Other Obligations	Loss on Disposition and Retirement of Fixed Assets	Total
	(in thousands)
Q2 2002 provision	$964	$169	$43	$1,176
Non-cash charges	—	—	(43)	(43)
Cash payments	(335)	(25)	—	(360)

Accruals at June 30, 2002	$629	$144	$—	$773
Cash payments	(109)	(76)	—	(185)
Accrual reversals	(191)	(68)	—	(259)

Accruals at September 30, 2002	$329	$—	$—	$329

        In connection with the June 2002 restructuring, the Company incurred a total charge to operations of $1.2 million.

        Restructuring-related involuntary employee severance costs resulted in a charge of $964,000, pertaining to the estimated termination payout to employees worldwide. The employee reductions came principally from Sales and Marketing, Engineering and General & Administrative areas. During the three months ended September 30, 2002, the Company recorded noncash restructure benefits from restructuring-related involuntary employee severance costs of $191,000, as a result of final settlements that were less than the amount of previously reserved obligations. A total of 16 employees were terminated as part of these cost cutting measures.

        The termination of lease and other obligations resulted in a charge of $169,000. The charge was primarily for the consolidation or elimination of facilities. The Company considered the costs of terminating these commitments to be related to its decision to reduce operating expenses. During the three months ended September 30, 2002, the Company recorded noncash restructure benefits from lease and other obligations of $68,000, as a result of final settlements that were less than the amount of previously reserved obligations.

        The loss on disposition and write-off of assets totaled $43,000. This loss was primarily the result of retirement of fixed assets due to the closure of a facility.

7.    Stock Repurchase Program

        In September 2001, the Board of Directors approved a program to expend up to $2,000,000 to repurchase shares of the Company's common stock in open market transactions. As of December 31, 2001, the Company had purchased 110,000 shares for $99,000. No additional shares were repurchased by the Company during the nine months ended September 30, 2002.

8.    Convertible Redeemable Preferred Stock

        On April 19, 2002, the Company sold 9,036,140 shares of its Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock"), for $15.0 million, to investors affiliated with H&Q Asia Pacific and Vertex Management. The net proceeds of the offering, after deducting expenses, were $14.3 million. At the closing of the transaction, the Company also issued to these investors warrants to purchase 903,614 shares of Series A Preferred Stock at a purchase price of $1.66 per share, and warrants to purchase 1,355,420 shares of Series A Preferred Stock at a purchase price of $2.49 per share.

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

        Each holder of Series A Preferred Stock is entitled to receive upon the liquidation of the Company, in preference to holders of common stock, the purchase price of the Series A Preferred Stock plus declared but unpaid dividends. The holders will also be entitled to participate with the holders of the common stock in any further distribution of assets until the aggregate amount distributed to the Series A Preferred Stock holders exceeds three and one-half times the amount of the original investment. If, however, the holders would receive in the aggregate less than two times the amount of their original investment, then they will be entitled to receive an additional amount equal to 10% of their original investment for each year since the time of their original investment.

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

        At the commitment date, April 19, 2002 (the date of the transaction closing), the fair value of the Company's common stock was $2.67, the effective conversion price of the Series A Preferred Stock was $1.37 and the effective conversion price of the two warrants were $2.80 and $3.61, respectively. Therefore, a beneficial conversion feature existed for the Series A Preferred Stock, but not for the warrants. The Series A Preferred Stock was immediately convertible into common stock and, therefore, the amount of the beneficial conversion feature, equal to $11.8 million, was recorded as a deemed dividend in the second quarter of 2002. In order to determine the effective conversion prices, the Company engaged an independent third party to perform a valuation of the Series A Preferred Stock and associated warrants.

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

Critical Accounting Policies and Estimates

        The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements.

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

        Revenues from the sale of settlement services are recognized when a binding agreement or purchase order from the customer has been received; the services have been delivered; the fee or price was fixed or determinable; the collection of the receivable was reasonably assured; and no significant post-delivery obligations remained. Revenues from the sale of software licenses are recognized when a binding agreement or purchase order from the customer has been received; the software has been delivered; the license fee was fixed or determinable; the collection of the receivable was reasonably assured; and no significant post-delivery obligations remained. License revenues are recognized ratably over the contractual services period for software that has been characterized as enabling software. Revenues from the sale of maintenance and support services are recognized ratably over the maintenance term when a binding agreement or purchase order from the customer has been received; the services have been delivered; the fee or price was fixed or determinable; and the collection of the receivable was reasonably assured.

        From time to time our customers, including significant customers, may file a petition seeking protection under the U.S. bankruptcy laws. When this occurs, our management determines our ongoing exposure to risk that a pre-filing account receivable will prove to be uncollectible, and establishes appropriate reserves for that contingency as necessary. In addition, for each continuing customer in bankruptcy management evaluates the creditworthiness of the customer and determines whether revenue should be recognized on an accrual basis or as cash payments are received. We record revenue at the time of delivery (where other revenue recognition criteria have been met) if, in management's judgment based on the creditworthiness of the debtor-in-possession and payment experience, the payment of amounts as they become due is reasonably assured.

        Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses from our customers' inability to make payments they owe us. In order to estimate the appropriate level of this allowance, we analyze historical bad debts, customer concentrations, current customer credit-worthiness, current economic trends and changes in our customer payment patterns. If the financial condition of our customers were to deteriorate and impair their ability to make payments to us, additional allowances might be required in future periods.

Results of Operations

Third Quarter and Year-to-Date Ended September 30, 2002 compared to Third Quarter and Year-to-Date Ended September 30, 2001

Revenues

        Total revenues increased to $9.5 million in the three months ended September 30, 2002 from $6.1 million in the three months ended September 30, 2001, representing an increase of 57%. Total revenues increased to $25.1 million in the nine months ended September 30, 2001 from $16.6 million in the nine months ended September 30, 2001, representing an increase of 51%.

        Settlement Revenues.    Settlement revenues increased to $9.3 million in the three months ended September 30, 2002 from $5.9 million in the three months ended September 30, 2001, representing an increase of 58%. The increase was primarily due to higher Internet roaming settlement services due to increased volumes of Internet roaming by our existing customers and to a lesser degree the expansion of our Internet roaming customer base. Revenues for the three months ended September 30, 2002 include revenues from a customer which filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and which accounts for 10% or more of our total consolidated revenues in the quarter. This customer continues to generate business for us and to be an important customer. We continue to recognize settlement revenues from this customer on an accrual basis based on the revenue recognition criteria described above. To date all amounts owed by this customer to us for services rendered subsequent to its Chapter 11 filing have been paid in accordance with the terms of our agreement with the customer. Settlement revenues increased to $24.2 million in the nine months ended September 30, 2002 from $16.1 million in the nine months ended September 30, 2001, representing an increase of 50%. The increase was primarily due to increased volumes of Internet roaming by our existing customers, to a lesser degree the expansion of our Internet roaming customer base and approximately $500,000 of non-recurring minimum revenue commitments by customers during the three months ended March 31, 2002. Internet telephony settlement revenues of $913,000 were recorded during the nine months ended September 30, 2001 and no Internet telephony settlement revenues were recorded for the nine months ended September 30, 2002. We expect settlement services revenues to continue to increase during the fourth quarter of 2002.

        Software and Other Revenues.    Software, hardware, and maintenance and services revenues increased to $251,000 in the three months ended September 30, 2002 from $220,000 in the three months ended September 30, 2001, representing an increase of 14%. The increase was primarily due to revenues from the increased volume of Internet domain registrations in the GRIC TierOne network of $76,000 partially offset by fewer requests to provide customized reports and services of $43,000. Software, hardware, and maintenance and services revenues increased to $915,000 in the nine months ended September 30, 2002 from $502,000 in the nine months ended September 30, 2001, representing an increase of 82%. The increase was primarily due to revenues from the increased volume of Internet domain registrations that were registered in the GRIC TierOne network of $209,000, higher sales of our Internet roaming software and maintenance services of $78,000, revenues from increases in requests from our customers to provide customized reports and services of $64,000, and technical support services revenues of $43,000. We expect the amount of software and other revenues to remain relatively flat during the fourth quarter of 2002.

Costs and Expenses

        Cost of Settlement Revenues.    Cost of settlement revenues consists of amounts we pay to access the Internet in order to provide Internet roaming services for our customers and, before our decision to cease providing Internet telephony services, amounts we paid to terminate Internet telephony services for our customers. Cost of settlement revenues increased to $4.3 million in the three months ended September 30, 2002 from $3.2 million in the three months ended September 30, 2001, representing an increase of 35%. The increase was principally the result of corresponding increases in volume of Internet roaming and expansion of our Internet roaming customer base. Cost of settlement revenues increased to $11.3 million in the nine months ended September 30, 2002 from $9.8 million in the nine months ended September 30, 2001, representing an increase of 16%. The increase was principally due to the corresponding increases in volume of Internet roaming and expansion of our Internet roaming customer base. Internet telephony settlement costs of $1.1 million were recorded during the nine months ended September 30, 2001 and no Internet telephony settlement costs were recorded for the nine months ended September 30, 2002. We expect that the cost of settlement revenues during the fourth quarter of 2002 will increase in absolute dollars as roaming revenues increase and will be in the range of 45%-47% of total settlement revenues as a result of maintaining current rates from our providers of Internet roaming access.

        Network and Operations.    Network and operations expenses include salaries and benefits, depreciation on network equipment, allocated facility and management information system costs, and costs of co-location of network equipment and telecommunication lines. Network and operations expenses decreased to $1.2 million in the three months ended September 30, 2002 from $1.4 million in the three months ended September 30, 2001, representing a decrease of 20%. The decrease reflects reductions of approximately $233,000 in compensation-related expenses due primarily to decreased staffing levels and continued efforts to streamline our operations in 2002. Network and operations expenses decreased to $3.4 million in the nine months ended September 30, 2002 from $4.9 million in the nine months ended September 30, 2001, representing a decrease of 31%. The decrease reflects reductions of approximately $1.0 million in compensation-related expenses that were primarily due to decreased staffing levels and the elimination of certain compensation programs, approximately $243,000 in depreciation expense, and approximately $145,000 in costs of co-location of network equipment and leased telecommunication lines as a result of ceasing to provide Internet telephony services in January 2001 and continued efforts to streamline our operations in 2002. We expect network and operations expenses to remain flat in the fourth quarter of 2002.

        Research and Development.    Research and development expenses include salaries and benefits, recruiting costs of employees and outside consultants, quality assurance, allocated facility, management information systems and depreciation costs. Research and development expenses decreased to $658,000 in the three months ended September 30, 2002 from $972,000 in the three months ended September 30, 2001, representing a decrease of 32%. The decrease reflects reductions of approximately $155,000 in compensation-related expenses that were principally due to decreased staffing levels in our U.S. headquarters, approximately $107,000 in outside professional services expenses and approximately $50,000 in lower allocated expenses as a result of ceasing to provide Internet telephony services following our January 2001 restructuring as continued development of our core Internet roaming software became our main focus. Research and development expenses decreased to $2.2 million in the nine months ended September 30, 2002 from $4.6 million in the nine months ended September 30, 2001, representing a decrease of 51%. The decrease was principally due to reductions of approximately $1.2 million in compensation-related expenses primarily as a result of decreased staffing levels in our U.S. headquarters, approximately $696,000 in outside professional services expenses following our January 2001 restructuring, $245,000 in allocated expenses and $76,000 in lower depreciation expense as a result of ceasing to provide Internet telephony services. We also reduced costs by expanding the use of our development center in India, where engineering talent may be obtained at more favorable rates than in the San Francisco Bay area. We expect the amount of research and development expenses to remain flat in the fourth quarter of 2002.

        Sales and Marketing.    Sales and marketing expenses include salaries and benefits, commissions earned by sales and marketing personnel, costs for marketing and promotional programs, allocated facility, management information systems and depreciation costs, costs associated with domestic and international sales offices and costs associated with traveling to both customers and potential customer locations. Sales and marketing expenses decreased to $2.8 million in the three months ended September 30, 2002 from $3.6 million in the three months ended September 30, 2001, representing a decrease of 21%. The decrease reflects reductions of approximately $501,000 in compensation-related expenses, principally as a result of decreased staffing levels following our January 2001 restructuring, and approximately $272,000 in marketing and promotional programs as a result of managing expense levels. Sales and marketing expenses decreased to $9.3 million in the nine months ended September 30, 2002 from $11.2 million in the nine months ended September 30, 2001, representing a decrease of 17%.

The decrease reflects reductions of approximately $874,000 in compensation-related expenses, approximately $389,000 in marketing and promotional programs, approximately $388,000 in expenses pertaining to the recruitment of employees, and approximately $68,000 in lower depreciation expenses, each of which were principally the result of decreased staffing levels following our January 2001 restructuring and continued efforts to streamline our operations in 2002. We expect the overall amount of sales and marketing expenses to remain relatively constant during the fourth quarter of 2002.

        General and Administrative.    General and administrative expenses consist of salary, benefits and related costs for executive, finance, legal, administrative, human resources, investor relations and management information systems functions, general corporate and facility costs and provisions for uncollectible receivables. General and administrative expenses decreased to $1.3 million in the three months ended September 30, 2002 from $1.7 million in the three months ended September 30, 2001, representing a decrease of 25%. The decrease reflects reductions of approximately $424,000 in compensation-related expense. General and administrative expenses decreased to $3.9 million in the nine months ended September 30, 2002 from $7.5 million in the nine months ended September 30, 2001, representing a decrease of 48%. The decrease was principally due to the write-off of approximately $1.6 million of uncollected Internet telephony receivables in 2001 and reductions of approximately $1.3 million in compensation-related expenses and approximately $621,000 in outside professional services expenses in 2002 as we continued to streamline our operations. We expect the amount of general and administrative expenses to remain relatively constant during the fourth quarter of 2002.

        Amortization of Stock-Based Compensation.    Some stock options granted through December 31, 1999 were considered compensatory because the estimated fair value for accounting purposes was greater than the stock option exercise price as determined by our board of directors on the date of grant. As a result, we recorded expenses of $41,000 for the three months ended September 30, 2002 and $107,000 for the three months ended September 30, 2001 relating to the amortization of deferred compensation expense. Included in amortization of stock-based compensation for the three months ended September 30, 2002 is $1,000 for network and operations, $2,000 for research and development, $1,000 for sales and marketing and $37,000 for general and administrative. Included in amortization of stock-based compensation for the three months ended September 30, 2001 is $2,000 for network and operations, $43,000 for research and development, $17,000 for sales and marketing and $45,000 for general and administrative. Expenses of $127,000 relating to the amortization of deferred compensation expense were recorded for the nine months ended September 30, 2002 and $320,000 for the nine months ended September 31, 2001. Included in amortization of stock-based compensation for the nine months ended September 30, 2002 is $4,000 for network and operations, $8,000 for research and development, $2,000 for sales and marketing and $113,000 for general and administrative. Included in amortization of stock-based compensation for the nine months ended September 30, 2001 is $6,000 for network and operations, $129,000 for research and development, $51,000 for sales and marketing and $134,000 for general and administrative. As of September 30, 2002, we had an aggregate of $107,000 of deferred compensation remaining to be amortized. Deferred compensation is amortized on a straight-line basis over the vesting period of the options. We expect annual amortization of approximately $169,000 in 2002 and $65,000 in 2003.

        Restructuring Charge.    In January 2001 and June 2002, respectively, we announced our plans to restructure operations in order to reduce operating expenses.

        Our January 2001 restructuring consisted of a charge to operations of $7.8 million, of which $708,000 related to involuntary employee severance costs, $1.5 million related to the termination of lease and facility obligations and $5.6 million related to the retirement of fixed assets pertaining to the portion of the business that was discontinued. As of January 1, 2002, the remaining accruals from our January 2001 restructuring amounted to $433,000. During the nine months ended September 30, 2002, the accrual was offset by cash payments of $184,000 in the first quarter of 2002 and $27,000 in the third quarter of 2002. We recorded reversals to our restructuring accrual in the amounts of $129,000 in the first quarter of 2002, $30,000 in the second quarter of 2002, and $54,000 in the third quarter of 2002. These accruals were reversed as a result of final settlements that were less than the amount of previously reserved obligations. As of September 30, 2002, the remaining balance in our restructuring accrual was $9,000.

        Our June 2002 restructuring consisted of a charge to operations of $1.2 million, of which $964,000 related to involuntary employee severance costs, $169,000 related to the termination of lease and other obligations and $43,000 related to the retirement of fixed assets due to the closure of a facility. During the nine months ended September 30, 2002, the restructuring accrual was offset by cash payments of $360,000 in the second quarter of 2002 and $185,000 in the third quarter of 2002. We recorded a reversal to our restructuring accrual in the amount of $259,000 in the third quarter of 2002 as a result of final settlements that were less than the amount of previously reserved obligations. As of September 30, 2002, the remaining balance in our restructuring accrual was $329,000.

Interest Income and Other, Net

        Interest income and other, net, primarily represents interest income on cash balances. Interest income and other, net, decreased to $89,000 in the three months ended September 30, 2002 from $135,000 in the three months ended September 30, 2001. Interest income and other, net, decreased to $222,000 in the nine months ended September 30, 2002 from $740,000 in the nine months ended September 30, 2001. The decreases were principally due to the higher cash balances in 2001 resulting from our initial public offering in December 1999 and subsequent reductions for cash used in operations.

Interest Expense

        Interest expense consists of interest expense associated with capital leases and bridge financing and amortization of the fair value of warrants issued in connection with our financing activities. Interest expense decreased to $9,000 in the three months ended September 30, 2002 from $30,000 in the three months ended September 30, 2001. Interest expense decreased to $40,000 in the nine months ended September 30, 2002 from $103,000 in the nine months ended September 30, 2001. The decreases were primarily due to the payment of outstanding capital lease obligations.

Income Taxes

        The provision for income taxes decreased to $16,000 in the three months ended September 30, 2002 from $31,000 in the three months ended September 30, 2001. The provision for income taxes decreased to $32,000 in the nine months ended September 30, 2002 from $102,000 in the nine months ended September 30, 2001. The provision for income taxes consists primarily of foreign tax provisions.

Deemed Beneficial Conversion Dividend on Series A Preferred Stock.

        On April 19, 2002, we sold 9,036,140 shares of our Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock"), for $15.0 million, to investors affiliated with H&Q Asia Pacific and Vertex Management. The net proceeds of the offering, after deducting expenses, were $14.3 million. At the closing of the transaction, we also issued to these investors warrants to purchase 903,614 shares of Series A Preferred Stock at a purchase price of $1.66 per share, and warrants to purchase 1,355,420 shares of Series A Preferred Stock at a purchase price of $2.49 per share. The warrants are exercisable at any time within five years after the closing. Each share of Series A Preferred Stock is initially convertible into common stock at any time at the option of the holders on a 1-for-1 basis. Furthermore, the Series A Preferred Stock will convert automatically into common stock upon the earlier of the fifth anniversary of the date of issuance or the 90th consecutive trading day that the closing price of our common stock is at least $8.30 per share.

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

        At the commitment date, April 19, 2002 (the date of the transaction closing), the fair value of our common stock was $2.67, the effective conversion price of the Series A Preferred Stock was $1.37 and the effective conversion price of the two warrants were $2.80 and $3.61, respectively. Therefore, a beneficial conversion feature existed for the Series A Preferred Stock, but not for the warrants. The Series A Preferred Stock was immediately convertible into common stock, and therefore the amount of the beneficial conversion feature was recorded as a deemed dividend in the second quarter of 2002 and amounted to $11.8 million. In order to determine the effective conversion prices, we engaged an independent third party to perform a valuation of the Series A Preferred Stock and associated warrants.

Liquidity and Capital Resources

	September 30, 2002	September 30, 2001
	(in thousands)
Cash and cash equivalents	$3,353	$8,445
Net cash used in operating activities	(5,350)	(23,700)
Net cash (used in) provided by investing activities	(9,486)	2,673
Net cash provided by financing activities	14,168	152

        Cash and cash equivalents.    Our principal source of liquidity is our cash, cash equivalents and short-term investments. As of September 30, 2002, in addition to our cash and cash equivalents balance of $3.4 million we had a short-term investment balance of approximately $18.8 million.

        Operating Activities.    Net cash used in operating activities was $5.4 million and $23.7 million in the nine months ended September 30, 2002 and 2001, respectively. Net cash used in operating activities in the nine months ended September 30, 2002 was primarily a result of our net operating losses of $5.3 million, higher accounts receivable balances of $1.6 million from increased revenues and lower accruals for compensation and benefits of $1.1 million principally due to the elimination of our 2002 bonus plan. The net cash used in operating activities was partially offset by adjustments from lower depreciation and amortization of property and equipment of $2.0 million, primarily due to the retirement of assets, and lower accounts payable balances of $1.1 million, both of which were a result of our January 2001 and June 2002 restructuring events. Net cash used in operating activities in the nine months ended September 30, 2001 was primarily the result of our net operating losses of $28.8 million and lower accounts payables of $3.7 million primarily due to cash payments associated with our January 2001 strategic restructuring charges.

        Investing Activities.    Net cash used in investing activities was $9.5 million in the nine months ended September 30, 2002 and net cash provided by investing activities was $2.7 million for the nine months ended September 30, 2001. Net cash used in investing activities in the nine months ended September 30, 2002 was primarily the result of investing in short-term instruments using the funds received in April 2002 from our Series A Preferred Stock funding. Net cash provided by investing activities in the nine months ended September 30, 2001 was primarily the result of proceeds from maturing short-term investments to fund operating activities.

        Financing Activities.    Net cash provided by financing activities was $14.2 million and $152,000 in the nine months ended September 30, 2002 and 2001, respectively. The net cash provided by financing activities in the nine months ended September 30, 2002 was primarily the result of proceeds from the issuance of our Series A Preferred Stock. Net cash provided by financing activities in the nine months ended September 30, 2001 was primarily due to the proceeds from the sale of common stock through the incentive stock option and the employee stock purchase plans.

        Commitments.    We lease all our facilities under operating leases that expire at various dates through 2004. As of September 30, 2002 we had $626,000 in future operating lease commitments and $5,000 of capital lease obligations and equipment promissory notes.

        Summary of Liquidity.    We believe that our available cash, cash equivalents and short-term investments of $22.1 million at September 30, 2002 and cash expected to be generated by operations during the next twelve months, will fund planned operations for at least the next twelve months.

        We have successfully reduced our rate of cash consumption, excluding issuance costs related to our Series A Preferred Stock, down to $5.2 million during the nine months ended September 30, 2002 from $25.4 million during the nine months ended September 30, 2001. During the nine months ended September 30, 2002, our quarterly rate of cash consumption, excluding issuance costs related to our Series A Preferred Stock, dropped consecutively from $3.0 million in the first quarter to $1.9 million in the second quarter and to $300,000 in the third quarter. Our rate of cash consumption has decreased primarily due to our increased revenues and the cost savings achieved from our restructuring events.

        Although we had incurred a net loss of $5.3 million before the deemed beneficial conversion dividend during the nine months ended September 30, 2002, we expect to turn profitable in the fourth quarter of 2002 and expect to turn cash flow positive shortly thereafter. Our accumulated deficit as of September 30, 2002 was $128.9 million.

        On April 19, 2002, we sold 9,036,140 shares of our Series A Convertible Redeemable Preferred Stock, for $15.0 million, to investors affiliated with H&Q Asia Pacific and Vertex Management. The net proceeds of the offering, after deducting expenses, were $14.3 million. At the closing of the transaction, we also issued to these investors warrants to purchase 903,614 shares of Series A Preferred Stock at a purchase price of $1.66 per share, and warrants to purchase 1,355,420 shares of Series A Preferred Stock at a purchase price of $2.49 per share. The warrants are exercisable at any time within five years after the closing. Each share of Series A Preferred Stock is initially convertible into the Company's common stock at any time at the option of the holders on a 1-for-1 basis. Furthermore the Series A Preferred Stock will convert automatically into common stock upon the earlier of the fifth anniversary of the date of issuance or the 90th consecutive trading day that the closing price of the Company's common stock is at least $8.30 per share.

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

Factors That May Affect Future Results

        In addition to the information provided elsewhere in this Quarterly Report on Form 10-Q, the following should be considered in evaluating GRIC and our business.

We may have continued losses and may not achieve profitability.

        To date, we have not been profitable. We cannot assure you that we will ever achieve or sustain profitability. We reported operating losses before income taxes of $5.3 million for the nine months ended September 30, 2002, $31.5 million for 2001, $32.3 million for 2000 and $22.5 million for 1999. As of September 30, 2002, our accumulated deficit was $128.9 million. We have also experienced negative cash flows in each year since our inception in 1994. We may not turn profitable in the fourth quarter of 2002 as projected, which could cause our stock price to decline. We expect to continue to make substantial expenditures on research and development and sales and marketing, and we expect to face pressure to adopt new pricing arrangements, including volume discounts, that may lower our gross margins. If revenues do not increase to the levels we anticipate, or if our costs and expenses exceed our expectations, we will continue to sustain losses, and the price of our common stock is likely to decline as a result. Our operating history is more limited than that of many other companies, so you may find it difficult to evaluate our business in making any investment decision.

We have limited experience and track record in our business, which makes it more difficult for us to execute our business plan and for you to evaluate us.

        We have limited experience providing clearinghouse services, having done so since only 1997, and it is only since January 2001 that our efforts have been focused primarily on providing services that enable our customers to provide Internet roaming services to their end-users. Some members of our senior management team and other employees have worked with us for only a short period of time. As a result of our limited operating history, we have little meaningful historical financial data upon which to plan operating expenses or forecast our revenues accurately. This combination of factors makes it difficult for us to plan and to implement plans, and it makes it difficult for you to evaluate your investment in GRIC.

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

We restructured our business in 2001 to focus on our Internet roaming service, which made us dependent on the success of this service.

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

We are dependent on a small number of customers for a large percentage of our revenues, so if we lose one or more large customers it could reduce our revenues or cause our revenues to grow more slowly.

        For the nine months ended September 30, 2002, four customers were responsible for an aggregate of more than 50% of our total consolidated revenues. Each of these customers also contributed 10% or more of our total revenues in the most recent calendar quarter. One of these customers is currently operating under the protection of the U.S. bankruptcy laws. If one of these companies ceased to be our customer or substantially reduced its use of our settlement services below recent levels, there is no guarantee that we could replace the lost revenue by increasing revenues from existing customers or by obtaining new customers. If we were unable to do so, it would be more difficult to meet our revenue goals.

Since we have no assurance that our customers will continue to use our services or that our customer base will expand, we have little ability to predict revenues or operating results.

        Our customers are generally free to use competing products and services, so we could face significant customer losses, at unpredictable times. Our customers are generally not obligated to generate revenue at any minimum level, and some customers generate very little revenue for us. On the other hand, we had three customers in 2001 that each accounted for more than ten percent of our revenue. Losing any of those large customers could mean a significant revenue shortfall for us. These factors make it difficult to anticipate future revenue from existing customers. In addition, to succeed we must expand our customer base. If we are unable to expand our customer base and to increase our average revenue per customer sufficiently, our business success will be less likely.

If we fail in our strategy of focusing our efforts on larger customers, our revenue and profitability goals will likely not be achieved.

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

If new services, products or features we introduce do not succeed in the marketplace, we will not be able to generate new revenues and will have increased costs without the expected returns.

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

We depend on our customers to market Internet-based communications services to their end users, so if our customers fail to market their services effectively, our revenues may be reduced.

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

Our long sales cycle makes it particularly difficult for us to forecast revenues, requires us to incur high sales costs, and increases the possibility of fluctuations in quarterly financial results.

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

We need to hire and retain qualified personnel to sustain the growth of our business, which is particularly difficult for us because we compete for personnel with other companies in the San Francisco Bay area where we are based.

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

It is difficult for us to hire and retain qualified sales personnel, which may cause us to miss our revenue target.

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

        As of September 30, 2002, our executive officers and directors, and their related entities, owned approximately 43.5% of our outstanding common stock and common stock equivalents. As a result, these stockholders may be able to exercise control over all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in control of the Company that might be viewed as beneficial by other stockholders.

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

If our common stock price falls below and remains under $1.00, or if we otherwise fail to comply with Nasdaq rules, our common stock could be delisted, which could severely limit the trading market for our common stock.

        If we fail to meet the criteria for continued listing on The Nasdaq National Market, our common stock may be delisted, which could make it more difficult for you to sell your shares. For example, if the market price for our common stock falls and remains below $1.00 per share for thirty trading days, we would be subject to delisting. On October 31, 2002, the closing price of our common stock was $1.88.

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

Government regulations and legal uncertainties regarding the Internet could increase our costs of doing business and reduce the demand for our services.

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

        Interest Rate Risk.    Our exposure to interest rate risk relates primarily to our investment portfolio and debt obligations. Interest rate risk occurs when we cannot hold a purchased investment to its maturity. The weighted-average maturity of our investment portfolio, when taking into account the reset feature of floating rate municipal bonds, is limited to 90 days. We intend to hold our securities until maturity and, therefore, do not expect to recognize an adverse impact on income or cash flows, although there can be no assurance of this. We have established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. We place investments with high credit quality issuers according to our investment policy. We do not use derivative financial instruments in our investment portfolio. All investments are carried at fair market value for September 30, 2002. Due to the short-term nature of our investments and the immaterial amount of our debt obligation, we believe that there is no material exposure to interest fluctuation. Therefore, no accompanying table has been provided.

ITEM 4. CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

        Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

  Changes in Internal Controls

        There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On July 24, 2001, we and certain of our officers were named as defendants in a purported securities class-action lawsuit filed in the United States District Court, Southern District of New York, captioned Colbert Birnet LP v. GRIC Communications, Inc. et al., No. 01 CV 6771. In August 2001, substantially identical lawsuits were filed in the same court, again naming our officers, under the captions Northern Capital Holdings Inc. v. GRIC Communications, Inc. et al., No. 01 CV 7124; Gerald S. Platts v. GRIC Communications, Inc., et al., No. 01 CV 7699; Glenn Tortoso v. GRIC Communications, Inc., et al., No. 01 CV 7869; and Sanjay Israni v. GRIC Communications, Inc., et al., No. 01 CV 8087. By a judicial order dated September 4, 2001, these cases were consolidated, and the consolidated matter is now captioned In re GRIC Communications, Inc. Initial Public Offering Securities Litigation, No. 01 Civ 6771 (SAS), and is part of over three hundred coordinated proceedings covered under the caption In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). The Consolidated Amended Class Action Complaint for Violation of the Federal Securities Laws ("Consolidated Complaint") was filed on or about April 19, 2002, and alleges claims against certain of our officers, and CIBC World Markets Corp., Prudential Securities Incorporated, DB Alex. Brown, as successor to Deutsche Bank, and U.S. Bancorp Piper Jaffray Inc., underwriters of the Company's December 14, 1999 initial public offering ("underwriter defendants"), under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The Consolidated Complaint also alleges claims against the underwriter defendants under Section 12(2) of the Securities Act of 1933. The claims made in the Consolidated Complaint are substantially similar to the claims made in the over three hundred other amended complaints filed in the coordinated matter captioned In re Initial Public Offering Securities Litigation.

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

        During October 2002, certain of our officers and directors who had been named as defendants in the In re Initial Public Offering Securities Litigation were dismissed without prejudice upon order of the presiding judge. In addition, the parties have been participating in a mediation and certain settlement proposals have been made or are being considered, which could include dismissal of the issuer defendants, including us. There can be no guarantee that the parties will be able to reach agreement on either a partial dismissal or a global resolution of the claims involving the issuer defendants. Our management believes that the Consolidated Complaint is without merit and intends to defend against it vigorously. We do not believe the outcome of this consolidated lawsuit will have a material adverse effect on our financial condition, results of operations or cash flows.

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

        In connection with the offering, we incurred $5.2 million in underwriting discounts and commissions, and $2.0 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were $66.8 million. From the effective date of the registration statement through September 30, 2002, we have a remaining balance in cash and cash equivalents of $3.4 million and have applied $4.5 million of the proceeds towards short-term investments, $13.3 million of the proceeds towards capital expenditures and the balance of $45.6 million towards working capital and funding operations.

        On April 19, 2002, we sold 9,036,140 shares of our Series A Preferred Stock at a price of $1.66 per share, pursuant to a private placement, generating proceeds of approximately $15 million. No brokers or underwriters were used by us in connection with this offering and sale.

        In connection with the offering, we incurred approximately $748,000 in expenses. The net proceeds from the offering, after deducting the foregoing expenses, were approximately $14.3 million. From April 19, 2002 through September 30, 2002, we applied all of the net proceeds towards short-term investments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

  Not applicable.

(b)
Reports on Form 8-K

Date of Report	Item(s)	Description
8/14/2002	9	On August 14, 2002, we filed a Form 8-K to report the filing of certifications by our Chief Executive Officer and Chief Financial Officer with the SEC in connection with the filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2002.

GRIC COMMUNICATIONS, INC.
/s/ KIM S. SILVERMAN
Kim S. Silverman
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

        I, DR. HONG CHEN, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of GRIC Communications, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ DR. HONG CHEN Dr. Hong Chen Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

        I, KIM S. SILVERMAN, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of GRIC Communications, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ KIM S. SILVERMAN Kim S. Silverman Chief Financial Officer

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
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002