Form 10-K
period 2002-12-31
GRIC COMMUNICATIONS INC
filed 2003-03-31
CIK 1059155

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-27871

GRIC COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0368092 (I.R.S. Employer Identification Number)
1421 McCarthy Blvd., Milpitas, California (Address of Principal Executive Offices)	95035 (Zip Code)

(408) 955-1920
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $0.001 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☐  Yes  ☒  No

        As of February 28, 2003, 20,809,126 shares of Common Stock of registrant were outstanding. The aggregate market value of the shares held by non-affiliates of the registrant (based upon the closing price of the Registrant's Common Stock on June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, of $1.51 per share) was approximately $31.4 million.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2002, are incorporated by reference in Part III hereof.

GRIC COMMUNICATIONS, INC.
2002 Form 10-K Annual Report

PART I

ITEM 1. BUSINESS

        This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. For example, we make statements of our expectations about our market, operations and product development. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this report entitled "Factors That May Affect Future Results," that could cause actual results to differ from those discussed in the forward-looking statements. Forward-looking statements in this report are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and similar expressions. In addition, any statements that refer to expectations, projections, goals or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to update these forward-looking statements except as required by law. You are urged to review carefully our various disclosures, in this report and in other reports filed with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our business.

Overview

        We provide remote Internet access, managed security services—both virtual private network and remote end-point security—and mobile broadband services for customers requiring mobile office communications capabilities worldwide. Our services solution, called the GRIC MobileOffice, enables people who are working away from the office to remain productively and securely connected to their home network as if they were working in their office. Our solution is used by corporate enterprises with mobile employees and remote workforces on a global basis.

        We provide services over a heterogeneous virtual network known as the GRIC TierOne Network. As of February 28, 2003, the GRIC TierOne Network included more than 30,000 Internet access dialing locations, 700 public wireless fidelity—or WiFi—hotspots and over 400 public broadband access points in approximately 150 countries. We created this network by forming contractual relationships with over 300 Internet service providers and telecommunication companies. These providers, whom we refer to as the GRIC TierOne Network members, are able to share their communications networks. Our customers benefit from the resulting network delivering a secure mobile Internet access solution cost-effectively. Our member providers benefit from the GRIC TierOne Network because we manage this shared network and provide settlement services as a clearinghouse. As a clearinghouse, we have established common technical, service and payment standards to settle charges that our customers incur when their end users access the network facilities of GRIC TierOne Network members in order to initiate Internet-based communications, such as Internet roaming. We intend to continue evolving our service offering to introduce new Internet-based mobile office communications services that may be adopted, deployed and managed on a global scale across the GRIC TierOne Network.

Industry Background

  Growth of the Demand for Internet-Based Mobile Office Communications

        We expect demand for Internet-based mobile communications services to increase as a result of the rapid growth in the number of mobile and remote workers relative to the total workforce, increasing mobility of the global workforce, and the increasing importance of data communications in the business world. International Data Corporation, a leading industry analyst, forecast in a 2002 report that the number of mobile workers—workers who spend more than 10 percent of their time out of the office—will more than double between 2001 and 2006, to 162 million worldwide. As a result of this growth, the mobile office communications market, which includes broadband and dial-up access, mobile data, visitor-based networks, and according to International Data Corporation, Internet protocol virtual private network value added services, will more than triple from $21.3 billion in 2001 to $74.3 billion in 2006.

        This growth, along with improvements in technology, global deregulation of the communications industry, and convergence of Internet-based and traditional communications markets, creates opportunities for providers of Internet-based services, including business opportunities in the Internet-based mobile office communications market. Internet access is a core business tool for most companies, particularly those engaged in international commerce.

  Challenges Associated with Providing Internet-Based Mobile Office Communications Services

        Providing Internet-based mobile office communications services is a complex business that faces many challenges:

        Access to global Internet-based network.    Obviously, Internet access points around the world are necessary for global delivery of Internet-based communications services. The capital and lead-time required for any one service provider to establish such a global network can be significant. Legal and regulatory impediments must be overcome. Therefore, many individual providers partner and share networks with multiple providers in order to enable a broad range of Internet-based services on a global basis.

        Assuring the security of communications.    Businesspeople often require access to information, some of it confidential, located on their corporate networks. Information technology managers, who have the responsibility for securing corporate information for their mobile and remote workforces, often rely on security methods such as firewalls and virtual private networks in order to allow their remote and mobile workers to access corporate data without compromising security.

        Technological innovation.    As the market for mobile office communications services has expanded, it has spurred development of more sophisticated and powerful laptop computers, personal digital assistants, and Internet-enabled cell phones. At the same time, communications networks have diversified and become more sophisticated. Where dial-up and ISDN connections were once the only access methods available, end users are increasingly making use of emerging high-speed broadband wired and wireless networks while traveling or working remotely.

        Global relationships.    As more service providers attempt to provide global services, the number and complexity of relationships among such providers will increase. Establishing necessary contracts, service and payment standards, cross-marketing rights and access rights can be costly and time-consuming. Few companies have the resources or expertise to create their own homogenous global network.

        Internet communications infrastructure.    To provide Internet-based mobile office communications services globally, service providers and enterprises require access to an Internet communications infrastructure that includes the following key functions:

  •
  Configuration—assigning a user name and password to establish a person's account;

  •
  Provisioning—designating one or more Internet-based services that a person is authorized to use once an account is established;

  •
  Authentication—determining whether a person is authorized to use a particular service, and connecting that person to the appropriate authorized service;

  •
  Route origination and termination—determining, the appropriate network routing of an Internet connection based on applicable cost and quality of service parameters, including the point from which the communication is initiated and the point it is received;

  •
  Tracking—monitoring usage and service quality and collecting accounting data necessary to bill customers; and

  •
  Settlement clearinghouse services—billing and collecting amounts owed by service providers whose end users access other providers' facilities. Settlement becomes more complex as the number of parties involved increases, because all parties must agree on common rules for settlement and payment. A settlement clearinghouse establishes these common rules and provides settlement services.

The GRIC Solution

        Our GRIC MobileOffice solution consists of an intelligent universal client software interface that provides remote workers with a consistent and simple access method, industry standard authentication server functionality, hosting services, managed security solutions, our settlement services and the GRIC TierOne Network—a managed virtual global network. Our combination of software, services, network infrastructure and business relationships allows our customers to provide their end users with services such as secure global Internet access, mobile broadband services, managed virtual private network and managed firewall services. As a settlement clearinghouse managing a global alliance, we establish critical business relationships and processes and implement common technical, service and payment standards needed to enable our customers to provide services through a shared global network.

        Our solutions provide the following benefits to customers:

  •
  Provide security.    We provide a high level of security based on industry standard protocols for all Internet connections made over our network. The ability to automatically launch and monitor the virtual private network clients is built into our GRIC MobileOffice client software. In addition, our client software has been tested and is compatible with all other leading virtual private network systems and solutions on the market. Our software also has built-in security features.

  •
  Lower costs.    Our hosted remote access solution reduces capital expenditures and requires the use of fewer information technology resources than an in-house solution. In addition, our packaged pricing for access services, security and web-based applications is generally lower than an enterprise would have to pay to purchase all these services separately. Finally, telecommunications costs are reduced because end-users are generally able to dial a local number in order to connect to the Internet from most places in the world.

  •
  Policy enforcement.    By managing the configuration of our GRIC MobileOffice client software we can assure that mobile and remote employees adhere to a customer's security policies. For example, our client software has the ability to terminate a remote access session if the virtual private network tunnel between the user's laptop and the corporate server is lost. In addition, customers have the ability to control the services available to end users, as well as establish authentication and authorization policies via a direct interface to a server hosted by us.

  •
  Provide a global network to expand geographic reach.    Through the GRIC TierOne Network, we provide our customers with global presence, for the benefit of their end users. By accessing an existing network, our customers avoid the cost and time required to negotiate, build and maintain their own network of relationships.

  •
  Provide access by means of all commercially viable technologies.    The GRIC TierOne Network provides dial-up access to the Internet. Nearly a third of the network also supports ISDN. In 2001, we added broadband wireless based on the Wi-Fi (802.11b) standard to the list of access technologies we support. To date, we have enabled broadband wireless access in Asia-Pacific, North and South America and Europe for enterprise customers, and our resellers who wish to offer expanded wireless Internet access to their customers. We expect to continue to expand broadband wireless access and other technologies as they become available, drawing on the strengths of the same business model that we used to achieve leadership in dial-up access.

  •
  Facilitate communication among many networks.    We have designed our software and structured our business to allow members of the GRIC TierOne Network to share their network facilities. Our technical, service and payment standards facilitate network sharing by enhancing business and technical interoperability.

  •
  Enable bundling of multiple Internet-based services.    We enable our resellers to offer new Internet-based communications services, either alone or in bundled offerings. For example, many of them offer our global Internet roaming services together with third party virtual private network applications. We believe the ability to bundle services will allow our resellers to cross-sell other Internet-based services to end users and reduce end user turnover.

  •
  Offer multiple points of presence.    By offering multiple Internet connection alternatives in most locations, we provide customers the ability to connect regardless of most single points of network failure.

        We administer and monitor the GRIC TierOne Network and provide transaction management and settlement services to our customers. We provide configuration, authentication, route origination and termination, tracking and settlement services, which are essential to integrate the dispersed networks of the GRIC TierOne Network members into a global interconnected network which we manage. By tracking usage data through the networks in the GRIC TierOne Network, we provide the information necessary for our members to bill their end users with the convenience of a single bill.

Strategy

        GRIC's goal is to become the leading provider of Internet based mobile office communications solutions by offering customers friendly, easy-to-use universal access client software and secure access to corporate data and other services through a variety of networks and devices.

        Our vision is to reliably and securely deliver to individuals, who are traveling or working remotely, the same set of services that they have access to when they are working in their office, thus allowing them to work productively and efficiently wherever they happen to be located. To realize this vision, we intend to deliver:

  •
  the ability for users to connect to their corporate networks through the Internet from virtually anywhere in the world, using a variety of access methods, such as dial-up, WiFi, DSL, ISDN, GSM/GPRS, and using universal access client software that can be updated automatically as new access points and services are introduced;

  •
  security applications such as virtual private network, personal firewall, intrusion detection, and strong authentication and digital certificates to protect valuable corporate information;

  •
  applications such as e-mail, conferencing, sales force automation, expense management as well as other specialized enterprise applications, delivered via the universal client using an easy point and click methodology;

  •
  an ubiquitous, highly reliable, and cost effective global network that can be accessed from anywhere in the world managed by GRIC for quality, speed and reliability;

  •
  access via a variety of devices, such as lap top computers, personal digital assistants and mobile phones; and

  •
  technological neutrality, allowing the seamless incorporation of new access methods, access devices, and networks as they become available and commercially viable convenient billing options, including a single bill for all services and networks used, and flexible pricing capabilities to suit any remote user.

Products and Services

        Our products and services enable mobile corporate employees and remote workers to access corporate and Internet resources anywhere in the world with ease, security of data and predictable costs. We provide a managed global network, our proprietary GRICtraveler server software and customizable GRIC MobileOffice client software, our settlement services and the GRIC TierOne Network.

  Secure Remote Access

        The combination of GRICtraveler server software, GRIC MobileOffice client software and our settlement services allows our customers to provide their end users with low cost access to the Internet throughout the world by dialing local numbers, eliminating the need for costly international calls to home Internet service providers. It also provides access to, broadband wireless and wired Ethernet access locations.

        GRICtraveler.    Our proprietary GRICtraveler server software normally resides on our customer's server and enables the customer to provide global Internet roaming to end users who have installed GRIC MobileOffice or other compatible client software. We can also host the GRICtraveler software at our facilities, enabling a customer to offer global Internet roaming to its end users as a virtual service provider. GRICtraveler authenticates end users' access to the networks included in the GRIC TierOne Network, enables access to services offered by other GRIC TierOne Network members and sends a record of the transaction to our central clearinghouse server for settlement. Settlement records may be reviewed by our customers at any time using our Web site.

        GRIC MobileOffice.    End users with our proprietary GRIC MobileOffice client software installed on their computers are able to use the global roaming service to access the Internet through the networks included in the GRIC TierOne Network. GRIC MobileOffice can be customized for branding purposes. Three steps are needed to access the Internet using our roaming product:

  •
  Launch GRIC MobileOffice, which automatically updates an electronic phone book of available Internet access points;

  •
  Choose an Internet access point by entering the country and city and selecting among phone numbers listed by GRIC MobileOffice or automatically using a bookmarked number; and

  •
  Connect and be authenticated using name and password information previously stored in GRIC MobileOffice.

        Our hosted, secure corporate remote access service provides business travelers with an integrated solution for secure remote access to his or her corporate network through a public Internet connection. Our solution also allows corporate customers to use remote Internet access. Our service provider customers can offer this service using a combination of our GRICtraveler and GRIC MobileOffice software and third-party virtual private network software. GRIC MobileOffice is compatible with a variety of industry-leading, third-party virtual private network software applications.

  Settlement Clearinghouse Services

        We act as a clearinghouse by providing settlement services to customers and resellers whose end users initiate Internet roaming services. For example, in the case of resellers, we track global Internet roaming transaction usage, collect the amount that a roamer's "home" service provider owes, pay the appropriate amount to the service provider enabling local access, and provide underlying usage data to our reseller to enable billing of its end user.

Our Internet-Based Communications Infrastructure

        Our Internet-based communications infrastructure consists of a distributed software architecture, our worldwide network, our network management facility and the shared network facilities of the GRIC TierOne Network members. With this infrastructure, we provide settlement services and enable customers and resellers to offer Internet-based mobile office communications services.

        We use our distributed software architecture to manage and operate the networks included in the GRIC TierOne Network and provide settlement services. In addition to facilitating multiple points of network redundancy, which results in protection against single points of network failure, our distributed software enables the following capabilities:

  •
  Authentication—Determining whether a user is permitted to use a particular service, based upon that user's name and password;

  •
  Tracking—Monitoring each end user's individual service transaction and service quality, collecting the corresponding accounting data necessary to bill customers and forwarding it to our central settlement server;

  •
  Settlement clearinghouse—Providing the functionality that we need to settle charges through our central settlement server; and

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

        To ensure the quality of our network, we use our network management facility to monitor the performance of each Internet access point. A suite of tools that enables real-time monitoring of network-related issues, the network management facility enables network event monitoring and management of configurations, problems, performance, security and reporting. This information enables us to identify the highest quality Internet access points, update routes and remove poor quality Internet access points from the electronic phone book contained in GRIC MobileOffice and from the network. It also permits generation of customized trending and quality of service reports for customers.

        The GRIC TierOne Network is a heterogeneous virtual network comprised of the shared networks of over 300 Internet services providers and telecommunications companies. As of February 28, 2003, the GRIC TierOne Network included more than 30,000 Internet access dialing locations, 700 public WiFi hotspots and over 400 public broadband access points in approximately 150 countries.

Customers

        Our solution is used by corporate enterprises of all sizes worldwide as well as by individuals who obtain Internet services through our global service provider resellers. We market and sell our solutions directly to corporate enterprise customers as well as through our service provider resellers and value added resellers. Corporate enterprise customers include AMS, Avnet, International Management Group, Lockheed Martin, Marathon Oil, Matsushita Avionics Corporation, Proctor and Gamble, Stanley Works and Verisign. Service provider resellers include America Online, Inc., China Netcom,

China Telecom, China Unicom, Chunghwa Telecom, NEC Biglobe, Net Vision, Singapore Telecommunications, Sony Communication Network Corporation, Telstra's On Australia subsidiary and Worldcom/UUNet. Value-added resellers include AT&T, Cable & Wireless, Earthlink, Fiberlink and Fujitsu Nifty. In 2002, four companies each accounted for more than ten percent of our revenues: Sony Communication Network Corporation (17%), Fiberlink Communications Corporation (13%), WorldCom/UUNET (13%) and America Online, Inc. (11%).

Sales, Marketing and Customer Service and Support

  Sales

        Our sales strategy is to pursue targeted accounts both directly through our internal sales force and indirectly through our strategic partners. In the past, we have principally targeted our sales efforts at medium and large Internet service providers, Internet divisions of traditional telecommunications providers and other providers of Internet-based services interested in using or reselling Internet-based mobile office communications services. We are currently principally targeting our direct sales efforts at medium to large corporate enterprises that have large or growing mobile and remote workforces and, to a lesser extent, at value added resellers that target similar types of companies.

        We currently maintain domestic direct sales personnel in California, Massachusetts, Ohio and Virginia and an international direct sales force in Australia, China, Hong Kong, Japan, Korea, Singapore and the United Kingdom. The direct sales force is organized into individual regional account teams, which include sales representatives, sales engineers and account managers. As of February 28, 2003, our direct sales force comprised 19 individuals. We intend to increase the size of our direct sales force from its current level and establish additional sales offices as needed.

        We complement our direct sales force with value-added resellers, systems integrators and software developers, particularly those offering virtual private networking solutions. These parties provide a global extension of our direct sales force and serve as a source of leads and referrals.

        We also maintain an extensive Web site that, among other things, provides information to prospective customers and affiliates concerning the technical and other requirements for becoming a member of the GRIC TierOne Network.

  Marketing

        Our marketing programs are targeted at corporate enterprises and are currently focused on creating awareness of, and generating interest in our products and services. We engage in a variety of marketing activities, including:

  •
  direct mailings, e-mailings, telemarketing, and ongoing public relations campaigns;

  •
  relationships with recognized industry analysts;

  •
  participating in technology-related conferences and demonstrating our products at trade shows targeted at providers of Internet-based services;

  •
  our web site;

  •
  customer seminars;

  •
  joint marketing strategies and programs with our partners; and

  •
  advertisements.

  Customer Service and Support

        We believe that customer service and support are critical to maintaining existing customer relationships and developing relationships with new customers. Our customer service group performs pre-sales support, product installation and customization, technical support and consulting services, customer training and product maintenance. Through our network operation center in California we have established a globally distributed sales and support capability that provides support coverage 24 hours-a-day, seven days-a-week.

Research and Development

        Our research and development efforts are focused on improving the functionality and performance of our existing Internet-based mobile office communications products. We obtain extensive product development input from our customers and monitor our customers' needs and changes in the marketplace. We are evaluating alternative methods for determining the feasibility of providing remote Internet access through a variety of broadband and wireless delivery technologies. We continue to certify the interoperability of our products with those of other vendors, particularly virtual private networking companies. In addition, we are developing improved network management capabilities and enhanced end user features as part of our mobile office solutions offering.

        We believe our success will depend, in part, on our ability to develop and introduce new products and enhancements to our existing products. We have made significant investments and we intend to continue to invest in research and development. Our research and development expenditures were approximately $2.8 million in 2002, $5.3 million in 2001, $10.9 million in 2000 and $8.1 million in 1999. If we are unable to develop new products or enhancements to existing products on a timely basis, or if the new products or enhancements fail to achieve market acceptance, our business, prospects and results of operations will suffer.

        We utilize our software development center in Bangalore, India to supplement our product software engineering efforts in the United States. As of February 28, 2003 the number of software engineers in our Bangalore, India, facility was 22.

Competition

        We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing, primarily on the basis of the following factors:

  •
  breadth of geographic presence;
  •
  ease of integration;
  •
  security of access;
  •
  network quality and capacity;
  •
  reliability;
  •
  ability to offer turnkey solutions;
  •
  price;
  •
  availability and breadth of Internet-based communications services;
  •
  customer service;
  •
  performance;
  •
  flexibility; and
  •
  scalability.

        There are low barriers to entry to new or existing businesses seeking to offer services on the Internet. As a result, our business environment is intensely competitive, highly fragmented and rapidly changing. Competition can come from many sources and may be focused on different segments of our business. We have competitors in the market for Internet roaming and related settlement services. There are also large communications service provider companies that compete, or have the ability and resources to compete, in our principal market, by offering clearinghouse and roaming services.

        Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. In addition, a number of these competitors may merge or form strategic partnerships. As a result, certain of these competitors may be able to offer, or bring to market earlier, products or services that are superior to our own in terms of features, quality, pricing or other factors. Our failure to compete successfully in any of the markets in which we compete could have a material adverse effect on our business, prospects, results of operations, or financial condition or on the price of our common stock.

Government Regulation

        We are not currently subject to federal or state regulations imposed on telecommunications service providers, and we do not believe that we are subject to local regulation or laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally.

        United States.    We believe that, under United States law, the Internet-related services that we provide constitute information services or other non-telecommunications services, and do not constitute regulated telecommunications services. Therefore our services are not currently subject to regulation by the Federal Communications Commission, and, by operation of federal preemption law, are also exempt from regulation by state agencies charged with regulating telecommunications carriers. We do not know the extent to which our Internet-related services may be subject to regulation by the Federal Communications Commission or state telecommunications authorities in the future.

        The Federal Communications Commission has initiated several proceedings that may change the regulatory and legal framework for the provision of broadband and Internet services. Recently, the Federal Communications Commission determined that cable modem services constitute unregulated information services. This decision is currently under appeal in the Court of Appeals for the Ninth Circuit. In addition, the industry and policy makers continue to debate the obligation of cable operators to provide ISPs non-discriminatory access to cable broadband platforms. The Federal Communications Commission also has recently issued new rules in its Triennial Review proceeding relieving incumbent local exchange carriers of certain regulatory obligations in the provision of broadband services, including requirements that they provide certain types of network access services on an unbundled and discounted basis to competitors. The Federal Communications Commission is also considering whether incumbent local exchange carriers should be treated as non-dominant in the provision of broadband services as well as whether facilities-based broadband Internet access providers should be required to contribute to the universal service fund, which is used to subsidize the universal availability of telecommunications services. If adopted, these legislative and regulatory measures may lessen some of the regulatory burdens on existing providers of broadband services, particularly incumbent local exchange carriers, but may increase barriers to entry for new providers and may result in increased costs to customers of such services. We cannot be certain of the impact that any of these measures would have on our business.

        The regulatory status and treatment of various configurations of voice over Internet protocol service is also under consideration by the Federal Communications Commission as well as certain state regulatory commissions. We cannot determine the impact that any changes in the regulatory treatment of voice over Internet protocol services may have on our business.

        Federal rules and regulations governing inter-carrier compensation are also currently under review at the Federal Communications Commission and the U.S. Court of Appeals for the District of

Columbia Circuit. To the extent that our U.S. customers are adversely affected by the combination of increased costs of Internet access and transport services and decreased revenues from inter-carrier compensation, we cannot be certain that our business will not be adversely affected as well.

        Congress has adopted legislation addressing certain other aspects of the Internet, including intellectual property protection, child privacy protection, Internet spamming, privacy, taxes, Internet fraud, security and broadband deployment in rural areas. Various states also have adopted and are considering Internet-related legislation. Increased U.S. restriction of the Internet or Internet-related services may slow our growth, particularly if other governments follow suit, which may negatively impact the cost of doing business over the Internet and materially adversely affect our business, prospects, results of operations and financial condition.

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

Trademarks

        GRIC and "Technology that brings intelligence to the Internet" are our registered trademarks. "Empowering the Mobile Office", Global Reach Internet Connection, GRIC AAS, GRIC AADR, GRIC Alliance, GRIC Alliance Network, GRIC ARS, GRIC Convergent Services Platform, GRIC CSP, GRIC Dashboard, GRICdial, GRIC Expense and Time, GRIC Meeting, GRIC Member logo, GRIC Mobile Office, GRIC MobileOffice, GRIC MobileOffice Enterprise Access, GRIC MobileOffice Enterprise Productivity, GRIC MobileOffice Broadband Plus, GRIC NetAccess, GRIC NetAuditor, GRIC NetManager, GRICphone, GRICprepaid, GRIC QMS, GRIC Remote End Point Security Service, GRIC SecureAccess, GRIC SFA, GRICtalk, GRIC TierOne Network, GRICtraveler, Gttrend, Roaming Streamer, and "Multiple Internet services. One global solution." are our trademarks.

Employees

        As of February 28, 2003, we had 136 full-time employees. Our future performance depends, in significant part, on our ability to retain existing personnel in key areas such as engineering, technical support, sales and senior management. None of our employees is subject to a collective bargaining agreement, nor have we experienced work stoppage. We consider our relationships with our employees to be good.

International

        For financial information regarding geographic operations, see note 11 of the Notes to Consolidated Financial Statements included in this report.

ITEM 2. PROPERTIES

        We occupy approximately 31,000 square feet of space in Milpitas, California under a lease that expires in February 2008. We lease sales and support offices in Virginia, China, Hong Kong, Japan, Korea, Singapore and the United Kingdom and we lease an R&D office in India. In the event that existing facilities are not adequate for our needs, we anticipate that additional facilities will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

        We are subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results in any of these legal proceedings will have a material adverse effect on our financial condition, results of operations, or cash flows.

        On July 24, 2001, we and certain of our officers were named as defendants in a purported securities class-action lawsuit filed in the United States District Court, Southern District of New York, captioned Colbert Birnet LP v. GRIC Communications, Inc. et al., No. 01 CV 6771. In August 2001, substantially identical lawsuits were filed in the same court, again naming our officers, under the captions Northern Capital Holdings Inc. v. GRIC Communications, Inc. et al., No. 01 CV 7124; Gerald S. Platts v. GRIC Communications, Inc., et al., No. 01 CV 7699; Glenn Tortoso v. GRIC Communications, Inc., et al., No. 01 CV 7869; and Sanjay Israni v. GRIC Communications, Inc., et al., No. 01 CV 8087. By a judicial order dated September 4, 2001, these cases were consolidated, and the consolidated matter is now captioned In re GRIC Communications, Inc. Initial Public Offering Securities Litigation, No. 01 Civ 6771 (SAS), and is part of over three hundred coordinated proceedings covered under the caption In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). These coordinated proceedings primarily involved companies that completed public offerings in 1999 and 2000. The Consolidated Amended Class Action Complaint for Violation of the Federal

Securities Laws ("Consolidated Complaint") was filed on or about April 19, 2002, and alleges claims against certain of our officers, and CIBC World Markets Corp., Prudential Securities Incorporated, DB Alex. Brown, as successor to Deutsche Bank, and U.S. Bancorp Piper Jaffray Inc., underwriters of the Company's December 14, 1999 initial public offering ("underwriter defendants"), under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The Consolidated Complaint also alleges claims against the underwriter defendants under Section 12(2) of the Securities Act of 1933. The claims made in the Consolidated Complaint are substantially similar to the claims made in the over three hundred other amended complaints filed in the coordinated matter captioned In re Initial Public Offering Securities Litigation.

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

        In October 2002, certain of our officers and directors who had been named as defendants in the In re Initial Public Offering Securities Litigation were dismissed without prejudice upon order of the presiding judge. In February 2003, the presiding judge dismissed the Section 10(b) claims against us and our named officers and directors with prejudice. In addition, the parties have been participating in a mediation. Settlement proposals that could include dismissal of the remaining Section 11 claim against us have been made. There can be no guarantee that the parties will be able to reach agreement on either a partial dismissal or a global resolution of the claims involving the issuer defendants. Our management believes that the Consolidated Complaint is without merit and intends to defend against it vigorously. We do not believe the outcome of this consolidated lawsuit will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2002.

EXECUTIVE OFFICERS

        The following table sets forth information with respect to each person who currently serves as an executive officer of the Company.

Name	Age	Position
Dr. Hong Chen	40	Chairman of the Board of Directors
Bharat Davé	50	Acting Chief Executive Officer, President, Chief Operating Officer and Director
Kim S. Silverman	37	Vice President and Chief Financial Officer
Kelly Anderson	44	Senior Vice President, Worldwide Sales
Michael A. Smart	49	Vice President and General Manager, Engineering and Product Management
David L. Teichmann	47	Senior Vice President, General Counsel and Secretary

        Dr. Hong Chen, one of our co-founders, has served as our Chairman since July 2002. Dr. Chen served as Chief Executive Officer from our inception in 1994 until January 2003, as Chairman from 1994 to July 1999, and as President from July 1999 to March 2000. From 1993 to 1994, Dr. Chen was Senior Consultant with TRW Financial Systems, a systems integrator. Dr. Chen holds a B.S. degree in Computer Science from Xian Jiaotong University and M.S. and PhD degrees in Computer Science from State University of New York at Stony Brook.

        Bharat Davé has served as our Acting Chief Executive officer since January 2003, as President since March 2001 and as Chief Operating Officer since September 2000. He has been a director since October 2000. From October 1998 to September 2000, he was employed by Infineon Technologies Corporation, a manufacturer of semiconductor products, as President and CEO North America. From 1988 to September 1998, he held a variety of positions at Siemens Business Communications Systems, Inc. Mr. Davé holds a B.S. degree in Electrical Engineering from University of New Haven.

        Kim S. Silverman has served as our Vice President and Chief Financial Officer since November 2001. From February 2001 to October 2001, she served as Vice President and Corporate Controller and from February 1997 to January 2001, she served as our Corporate Controller. From April 1995 to January 1997, Ms. Silverman was with Silicon Graphics, Inc., a provider of products, services and solutions for use in high-performance computing, visualization and management of large-scale complex data. Ms. Silverman holds a B.S. degree in Accounting from the University of Colorado and is a Certified Public Accountant in California.

        Kelly J. Anderson has served as our Senior Vice President, Worldwide Sales since January 2003. From July 2001 to December 2002, he served as a Managing Director of Tech West Ventures LLC, a private equity capital group specialized in technology investments. From 1979 to July 2001, he served in various positions at Nortel Networks, a global telecommunications equipment company, most recently as Sr. Vice President—Enterprise and Service Provider Applications Solutions Group from May 2000 to July 2001. Mr. Anderson holds a B.S. degree in Business Management from Pepperdine University.

        Michael A. Smart has served as our Vice President and General Manager, Engineering and Product Management since July 2002. He was our Vice President and General Manager, Software Business Unit from January 2001 until July 2002 and from November 2000 to December 2000, he served as our Vice President, Convergent Services Platform. From 1998 to October 2000, he served in various positions with TCSI Corporation, most recently Vice President of Global Sales and Director of Product Marketing. From 1996 to 1998, Mr. Smart was Vice President and General Manager at Master Software, Inc., a systems integrator specializing in custom applications for the telecommunications industry. Mr. Smart earned his B.A. degree from San Diego State University, and an M.B.A. degree from St. Mary's College.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        The Company's common stock is traded on the Nasdaq National Market under the symbol "GRIC." The following table sets forth the range of the high and low sales prices by quarter as reported on the Nasdaq National Market for the two most recent fiscal years.

	High	Low
2001:
First Quarter	$3.88	$0.98
Second Quarter	$3.32	$0.88
Third Quarter	$3.00	$0.70
Fourth Quarter	$1.73	$0.81
2002:
First Quarter	$3.20	$1.20
Second Quarter	$2.67	$1.24
Third Quarter	$1.76	$1.16
Fourth Quarter	$3.84	$1.14

        On December 31, 2002, there were approximately 117 record holders of the Company's common stock.

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

        In connection with the offering, we incurred $5.2 million in underwriting discounts and commissions, and $2.0 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were $66.8 million. From the effective date of the registration statement through December 31, 2002, we applied $1.6 million in proceeds towards short-term investments, $13.3 million of the proceeds towards capital expenditures and the remaining balance of the proceeds towards working capital and funding operations.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Statements of Operations Data

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share amounts)
Revenues	$2,549	$9,621	$29,479	$23,694	$34,681
Costs and expenses:
Cost of revenues	2,426	7,098	25,159	13,194	15,220
Network and operations	1,117	3,054	7,615	6,180	4,392
Research and development	5,080	8,128	10,928	5,342	2,802
Sales and marketing	6,373	8,682	13,069	14,260	11,954
General and administrative	3,540	4,967	8,065	8,627	4,996
Amortization of stock-based compensation(1)	—	300	427	427	168
Other expense reversals	1,500	(925)	—	—	—
Restructuring charge	—	—	—	7,773	369

Total costs and expenses	20,036	31,304	65,263	55,803	39,901

Operating loss	(17,487)	(21,683)	(35,784)	(32,109)	(5,220)
Interest income and other, net	192	519	3,668	779	298
Interest expense	(575)	(1,332)	(177)	(129)	(60)

Operating loss before income taxes	(17,870)	(22,496)	(32,293)	(31,459)	(4,982)
Provision for income taxes	32	70	155	107	39

Net loss	(17,902)	(22,566)	(32,448)	(31,566)	(5,021)
Deemed beneficial conversion dividend on Series A preferred stock	—	—	—	—	(11,781)

Net loss attributable to common stockholders	$(17,902)	$(22,566)	$(32,448)	$(31,566)	$(16,802)

Basic and diluted net loss per share	$(9.19)	$(7.95)	$(1.68)	$(1.59)	$(0.84)

Shares used to compute basic and diluted net loss per share	1,948	2,837	19,345	19,825	20,104

(1)
Included in amortization of stock-based compensation is $5, $8, $8 and $6 for network and operations, $114, $172, $172 and $9 for research and development, $44, $67, $67 and $3 for sales and marketing and $137, $180, $180 and $150 for general and administrative in 1999, 2000, 2001, and 2002 respectively. We did not incur any stock-based compensation charges in 1998.

Consolidated Balance Sheet Data

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Total assets	$4,740	$85,377	$59,405	$22,064	$30,610
Long-term liabilities	1,069	1,147	481	110	88
Redeemable convertible preferred stock	8,590	—	—	—	11,752
Total stockholders' equity (deficit)	(14,806)	75,853	45,536	14,986	24,976

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the selected consolidated financial information and the consolidated financial statements and notes appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements, such as statements of expected revenues and expenses that involve risks and uncertainties. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those detailed from time to time in our filings with the Securities and Exchange Commission and those discussed in this Form 10-K, particularly in this Management's Discussion and Analysis of Financial Condition and Results of Operations and under "Factors That May Affect Future Results."

        Unless expressly stated or the content otherwise requires, the terms "we", "our", "us", "the Company" and "GRIC" refer to GRIC Communications, Inc. and its subsidiaries as a whole.

Overview

        We provide remote Internet access, managed security services—both virtual private network and remote end-point security—and mobile broadband services for customers requiring mobile office communications capabilities worldwide. Our services solution, called the GRIC MobileOffice, enables people who are working away from the office to remain productively and securely connected to their home network as if they were working in their office. Our solution is used by corporate enterprises with mobile employees and remote workforces on a global basis.

        We provide services over a heterogeneous virtual network known as the GRIC TierOne Network. As of February 28, 2003, the GRIC TierOne Network included more than 30,000 Internet access dialing locations, 700 public wireless fidelity—or WiFi—hotspots and over 400 public broadband access points in approximately 150 countries. We created this network by forming contractual relationships with over 300 Internet service providers and telecommunication companies. These providers, whom we refer to as the GRIC TierOne Network members, are able to share their communications networks. Our customers benefit from the resulting network delivering a secure mobile Internet access solution cost-effectively. Our member providers benefit from the GRIC TierOne Network because we manage this shared network and provide settlement services as a clearinghouse. As a clearinghouse, we have established common technical, service and payment standards to settle charges that our customers incur when their end users access the network facilities of GRIC TierOne Network members in order to initiate Internet-based communications, such as Internet roaming. We intend to continue evolving our service offering to introduce new Internet-based mobile office communications services that may be adopted, deployed and managed on a global scale across the GRIC TierOne Network.

        From our incorporation in 1994 until 1997 we were both an Internet service provider in Northern California and an independent software developer for the Internet service provider community. In 1997, we sold our local Internet service provider business. Since that time most of our revenue has come from providing settlement and clearinghouse services for our customers. From late 1998 until January 2001, we primarily provided Internet telephony services that were characterized by high revenues that generated low margins. In January 2001 we ceased providing those services to focus on providing Internet-based mobile office communications services based on our clearinghouse and settlement capabilities to service providers and corporate enterprises globally.

        We have incurred substantial losses since our inception as a result of expenses associated with building the GRIC TierOne Network and related network infrastructure and developing our software products. Although we were cash flow positive for the first time during the fourth quarter of 2002, we had an accumulated deficit of approximately $128.6 million as of December 31, 2002. We cannot assure you that we will sustain profitability. See "Factors That May Affect Future Results—We have a history of net losses and may incur future losses."

        Our business model has evolved in the course of our development and we believe that period-to-period comparisons of our operating results should not be relied upon as indicative of future performance. Our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. See "Factors That May Affect Future Results—We have limited experience in our business, which makes it more difficult for us to execute our business plan and for you to evaluate us."

Critical Accounting Policies and Estimates

        The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances when made. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities and reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may vary from what we anticipate, and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, because they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements.

        Revenue Recognition and Related Allowances.    We derive revenues primarily from remote Internet access services we provide to customers through our virtual network. These services are generally billed on a per-minute basis for usage or at a flat rate per month per user based on negotiated rates. We have some customers with minimum commitment arrangements. To a lesser extent, we also derive a portion of our revenues from licenses of our authentication software, related maintenance and support services, which are recognized ratably over the contractual services period or term of service, and other optional services related to our GRIC MobileOffice offering. These other revenues amounted to five percent or less of total revenues over the last three years. Revenues are recognized when a binding agreement or purchase order from the customer has been received, the services have been delivered, the fee or price was fixed or determinable, the collection of the receivable was reasonably assured, and no significant post-delivery obligations remained. From late 1998 to early 2001 revenues were also derived from Internet telephony services.

        We record estimated allowances against revenues in the same period the revenues are recorded. These estimates are based upon historical analysis of our credit memo data and other known factors for pricing and transaction volume disputes that arise in the normal course of business. To date, allowances pertaining to our current business have not been significant. If the historical data we use to calculate these estimates does not accurately reflect amounts associated with future disputes, our actual revenues could be higher or lower than what we have recognized.

        From time to time our customers, including significant customers, may seek protection under bankruptcy laws. When this occurs, our management determines our risk that an account receivable will prove to be uncollectible, and establishes appropriate reserves for that contingency as necessary. In addition, for each continuing customer in bankruptcy management evaluates the creditworthiness of the customer and determines whether revenue should be recognized on an accrual basis or as cash payments are received. When we record revenue on an accrual basis, management has based their judgment on the creditworthiness of the debtor-in-possession, their experience, and reasonable assurance of collectibility of receivables, in addition to other revenue recognition criteria having been met.

        Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses from our customers' inability to make payments they owe us. In order to estimate the appropriate level of this allowance, we analyze historical bad debts, customer concentrations, current customer credit-worthiness, current economic trends and changes in our customer payment patterns. If the financial condition of our customers were to deteriorate and to impair their ability to make payments to us, additional allowances might be required in future periods. If our estimates prove too low, future revenues will be lower.

        Impairment of Long-Lived Assets.    We evaluate the carrying amount of our long-lived assets, annually or when events or changes in business circumstances have occurred, that indicate that the carrying amount of such assets may not be fully realizable. Determination of impairment is based on an estimate of undiscounted future cash flows that result from the use of the assets and their eventual disposition. If we determine that these assets have been impaired, the impairment charge will be recorded based on a comparison of the net book value of the assets and the fair value. Asset fair value is determined based on either discounted future cash flows that result from the use of the assets over their average remaining useful lives or specific appraisal.

        Restructuring Expenses and Related Accruals.    In each of January 2001 and June 2002, we undertook plans to restructure our operations in order to reduce operating expenses. Estimated restructuring expenses have included severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. Given the significance of, and timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Our restructuring expenses involved significant estimates made by management using the best information available at the time that the estimates were made, some of which were based upon information provided by third parties. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Results of Operations
2002 Compared to 2001

Revenues

        Revenues consist of amounts owed by our customers from utilizing our remote Internet access services or other services from our GRIC MobileOffice offering that we provided. Total revenues increased to $34.7 million in 2002 from $23.7 million in 2001, representing an increase of 46%. The increase was primarily due to increased volumes of our remote Internet access services by our existing customers and to a lesser degree the expansion of our customer base. Revenues include those from WorldCom/UUNET, a customer who accounted for more than 10% of our total consolidated revenues for the year ended 2002 and who filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. WorldCom/UUNET continues to generate business for us and we continue to recognize revenues from this customer on an accrual basis based on our revenue recognition criteria. To date all amounts owed by WorldCom/UUNET to us for services rendered subsequent to its Chapter 11 filing have been paid in accordance with the terms of our agreement with WorldCom/UUNET. Internet telephony revenues of $914,000 were recorded during 2001 and no Internet telephony settlement revenues were recorded during 2002. We expect 2003 revenues to exceed 2002 based on increased usage of our remote Internet access services as well as increased sales of our managed security service offering and our value-added services.

Costs and Expenses

        Cost of Revenues.    Cost of revenues consists of amounts we pay to access the Internet in order to provide remote Internet access services for our customers and to offer other mobile broadband services and, in earlier periods, include amounts we paid to terminate Internet telephony services for our customers. Cost of revenues increased to $15.2 million in 2002 from $13.2 million in 2001, which represented an increase of 15%. The increase was primarily due to the corresponding increases in the volume of remote Internet access and the expansion of our customer base. Internet telephony costs of $1.1 million were recorded during 2001 and no Internet telephony settlement costs were recorded during 2002. We expect that for 2003 the cost of revenues will increase in absolute dollars as remote Internet access revenues increase, but will decline as a percentage of total revenues.

        Network and Operations.    Network and operations expenses include salaries and benefits, depreciation on network equipment, allocated facility and management information systems expenses, administrative expenses, costs of co-location of network equipment and leased telecommunication lines and other related costs. Network and operations expenses decreased to $4.4 million in 2002 from $6.2 million in 2001, representing a decrease of 29%. The decrease of approximately $1.8 million was primarily due to reductions of approximately $1.2 million in compensation-related expenses that were primarily due to lower staffing levels, the elimination of compensation programs and a reduction of approximately $357,000 in depreciation expense primarily associated with older assets that are still in use, but have reached the end of their estimated lives for accounting purposes. We expect the amount of network and operations expenses to increase in 2003 as we increase our customer support department to accommodate our shift to supporting enterprise customers and purchase new servers to replace those that have reached the end of their useful lives.

        Research and Development.    Research and development expenses consist of quality assurance, salaries and benefits, allocated facility and management information systems, depreciation costs, outside consultants, facilities costs, administration and other related costs. Research and development expenses decreased to $2.8 million in 2002 from $5.3 million in 2001, representing a decrease of 48%. The decrease of approximately $2.5 million includes reductions of approximately $1.3 million in compensation-related expenses, approximately $714,000 in outside professional services expenses and $252,000 in allocated expenses, primarily due to shifting our staffing from our U.S. headquarters to our development center in India where engineering talent is available at more favorable rates. We expect research and development expenses to increase moderately in 2003.

        Sales and Marketing.    Sales and marketing expenses consist of salaries and benefits, allocated facility and management information systems costs, travel and entertainment costs, costs for marketing and promotional programs, outside consultants, commissions earned by sales and marketing personnel, and costs associated with domestic and international sales offices and other related costs. Sales and marketing expenses decreased to $12.0 million in 2002 from $14.3 million in 2001, representing a decrease of 16%. The decrease of approximately $2.3 million reflects reductions of approximately $1.2 million in compensation-related expenses, approximately $554,000 in marketing and promotional programs and approximately $332,000 in expenses pertaining to the recruitment and development of employees, each of which were principally the result of decreased staffing levels following our January 2001 restructuring and continued efforts to streamline our operations in 2002. We expect the overall amount of sales and marketing expenses to significantly increase during 2003 as we shift our business strategy from an indirect sales channel to both an indirect and direct sales channel.

        General and Administrative.    General and administrative expenses consist of general corporate and facility costs as well as salary, benefits and related costs for executive, finance, legal, administrative, human resources, investor relations and management information systems functions and provisions for uncollectible receivables. General and administrative expenses decreased to $5.0 million in 2002 from $8.6 million in 2001, representing an decrease of 42%. The decrease of approximately $3.6 million was primarily due to reductions of approximately $1.7 million in compensation-related expenses, the write-off of approximately $1.4 million of uncollected Internet telephony receivables in 2001 and approximately $727,000 in outside professional services, all related to streamlining our operations. These decreases were partially offset by an increase, of approximately $320,000 in allocated facility and management information systems. We expect the amount of general and administrative expenses to gradually increase in 2003 in order to support the business strategy set forth for 2003.

        Amortization of Stock-Based Compensation.    Some stock options previously granted through December 14, 1999 were considered compensatory because the deemed fair value for accounting purposes was higher than the stock option exercise price as determined by the board of directors on the date of grant. As a result, we recorded amortization of deferred compensation expense of $168,000 in 2002 and $427,000 in 2001. Included in amortization of stock-based compensation is $6,000 and $8,000 for network and operations, $9,000 and $172,000 for research and development, $3,000 and $67,000 for sales and marketing and $150,000 and $180,000 for general and administrative in 2002 and 2001, respectively. As of December 31, 2002, we had an aggregate of $65,000 of deferred compensation remaining to be amortized. Deferred compensation is amortized on a straight-line basis over the vesting period of the options. We expect amortization to end in 2003.

        Restructuring Charge.    In each of June 2002 and January 2001, we undertook plans to restructure operations in order to reduce operating expenses.

        In our June 2002 strategic restructuring, we streamlined our operations in order to help us achieve profitability. This restructuring consisted of a charge to operations of $1.2 million, of which $964,000 related to involuntary employee severance costs, $169,000 related to the termination of lease and other obligations and $43,000 related to the retirement of fixed assets due to a facility closure. During 2002, the restructuring accrual was reduced by cash payments of $545,000. We recorded a reversal to our restructuring accrual in the amount of $259,000 during 2002 as a result of final settlements that were less than the amount of previously reserved obligations. As of December 31, 2002, the remaining balance in our restructuring accrual was $329,000.

        In our January 2001 strategic restructuring, we decided to cease providing Internet telephony settlement services, based on an analysis of the operating expenses required to support these services and the low gross margins associated with them, and on our expectation that continued Internet telephony operations would require additional cash infusions to the business. This restructuring consisted of a charge to operations of $7.8 million, of which $708,000 related to involuntary employee severance costs, $1.5 million related to the termination of lease and facility obligations and $5.6 million related to the retirement of fixed assets pertaining to the portion of the business that was discontinued. As of December 31, 2001, the remaining accruals from our January 2001 restructuring amounted to $433,000. During 2002, the accrual was offset by cash payments of $211,000 and we recorded reversals to our restructuring accrual in the amount of $213,000. During the year ended December 31, 2002, we sold Internet telephony assets that were previously written-off during the restructuring in January 2001 for a gain of approximately $335,000. These accruals were reversed as a result of final settlements that were less than the amount of previously reserved obligations. The remaining balance in our restructuring accrual was $9,000.

Interest Income and Other, Net

        Interest income and other, net, primarily represents interest income on cash balances and on short-term investments. Interest income and other, net, decreased to $298,000 in 2002 from $779,000 in 2001, representing a decrease of 62%. The decrease was primarily due to the higher cash balances in 2001 resulting from our initial public offering in December 1999 and subsequent reductions of cash used in operations.

Interest Expense

        Interest expense consists of interest expense associated with capital leases and amortization of the fair value of warrants issued in connection with our financing activities. Interest expense decreased to $60,000 in 2002 from $129,000 in 2001, primarily due to the payment of outstanding capital lease obligations. The warrants were fully amortized in 2002.

Income Taxes

        The provision for income taxes decreased to $39,000 in 2002 from $107,000 in 2001. The provision for income taxes consists of foreign taxes. SFAS Statement No. 109 provides for the recognition of deferred tax assets if realization of these assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. We intend to evaluate the ability to realize the deferred tax assets on a quarterly basis.

        As of December 31, 2002, we had net operating loss carryforwards for federal purposes of approximately $103.9 million, which expire in years 2009 through 2022. We also had net operating loss carryforwards for state purposes of approximately $34.3 million, which expire in years 2004 through 2013. We have federal and state research and development tax credits, respectively, of approximately $956,000, which expire in years 2009 through 2022 and approximately $905,000, which carry forward indefinitely.

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

Results of Operations
2001 Compared to 2000

Revenues

        Total revenues decreased to $23.7 million in 2001 from $29.5 million in 2000, representing a decrease of 20%. The decrease was primarily attributed to a decrease of $17.6 million in Internet telephony services and $597,000 of licenses of certain components of our software related maintenance and services, partially offset by a $12.4 million increase in our remote Internet access services due to the expansion of our customer base and increased volumes by our existing customers.

Costs and Expenses

        Cost of Revenues.    Cost of revenues consists of amounts we pay to access the Internet in order to provide remote Internet access services for our customers and amounts we paid to terminate Internet telephony services for our customers through January 2001 before we ceased providing those services. Cost of revenues decreased to $13.2 million in 2001 from $25.2 million in 2000, which represented a decrease of 48%. The decrease primarily represents an $18.3 million decrease in Internet telephony costs partially offset by a $6.4 million increase in remote Internet access costs due to increased volumes of Internet access services. Internet access costs decreased as a percentage of revenues in 2001 primarily due to lower rates obtained from our providers.

        Network and Operations.    Network and operations expenses decreased to $6.2 million in 2001 from $7.6 million in 2000, which represented a decrease of 19%. The decrease was primarily due to elimination of co-location and telecommunication costs as we ceased to provide Internet telephony services. This decrease was partially offset by an overall increase in staffing and related expenses to provide customer support and to operate our network centers on a 24 hours-a-day, seven days-a-week basis.

        Research and Development.    Research and development expenses decreased to $5.3 million in 2001 from $10.9 million in 2000, which represented a decrease of 51%. The decrease was primarily due to engineering personnel reductions following our January 2001 restructuring as we focused principally on continued development of our core Internet roaming software. We also reduced costs by expanding the use of our development center in India, where engineering talent may be obtained at more favorable rates than in the San Francisco Bay area.

        Sales and Marketing.    Sales and marketing expenses increased to $14.3 million in 2001 from $13.1 million in 2000, which represented an increase of 9%. The increase reflected our investment in marketing campaigns and professional services to promote our corporate image and brand identity.

        General and Administrative.    General and administrative expenses increased to $8.6 million in 2001 from $8.1 million in 2000, which represented an increase of 7%. The increase was primarily due to the write-off of all uncollected Internet telephony receivables in 2001.

        Amortization of Stock-Based Compensation.    Amortization of deferred compensation expense of $427,000 in 2001 and 2000. Included in amortization of stock-based compensation is $8,000 and $8,000 for network and operations, $172,000 and $172,000 for research and development, $67,000 and $67,000 for sales and marketing and $180,000 and $180,000 for general and administrative in 2001 and 2000, respectively. As of December 31, 2001, we had an aggregate of $247,000 of deferred compensation remaining to be amortized. Deferred compensation is amortized on a straight-line basis over the vesting period of the options.

        Restructuring Charge.    In our January 2001 strategic restructuring, we decided to cease providing Internet telephony settlement services, based on an analysis of the operating expenses required to support these services and the low gross margins associated with them, and on our expectation that continued Internet telephony operations would require additional cash infusions to the business. This restructuring consisted of a charge to operations of $7.8 million, of which $708,000 related to involuntary employee severance costs, $1.5 million related to the termination of lease and facility obligations and $5.6 million related to the retirement of fixed assets pertaining to the portion of the business that was discontinued. As of December 31, 2001, the remaining accruals from our January 2001 restructuring amounted to $433,000.

Interest Income and Other, Net

        Interest income and other, net, decreased to $779,000 in 2001 from $3.7 million in 2000. The decrease was primarily due to the higher cash balances in 2000 resulting from our initial public offering in December 1999 and subsequent reductions of cash used in operations.

Interest Expense

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

Liquidity and Capital Resources

	2000	2001	2002
	(in thousands)
Cash and cash equivalents	$29,320	$4,021	$7,314
Net cash used in operating activities	(26,468)	(26,431)	(4,510)
Net cash (used in) provided by investing activities	(9,962)	1,253	(6,504)
Net cash (used in) provided by financing activities	1,095	(121)	14,307

        Cash and Cash Equivalents.    Our principal source of liquidity is our cash, cash equivalents and short-term investments. As of December 31, 2002, in addition to our cash and cash equivalents balance of $7.3 million, we had a short-term investment balance of approximately $15.8 million. We achieved cash flow positive results for our combined activities in the fourth quarter of 2002.

  Operating Activities

        Net cash used in operating activities in 2002 of $4.5 million was primarily a result of our net operating losses of $5.0 million, lower accruals for compensation and benefits of $1.1 million principally due to the elimination of our 2002 bonus plan and higher accounts receivable balances of $978,000 from increased revenues. The net cash used in operating activities was partially offset by adjustments from depreciation and amortization of property and equipment of $2.4 million.

        Net cash used in operating activities in 2001 of $26.4 million was primarily a result of our net operating losses of $31.6 million, lower accounts payable balances of $4.5 million and lower deferred revenue of $928,000, both of which were a result of our January 2001 restructuring event. The net cash used in operating activities was partially offset by adjustments from the noncash portion of the restructuring charge of $5.6 million, depreciation and amortization of property and equipment of $3.2 million and higher accounts receivable allowances of $1.6 million, all of which were a result of our January 2001 restructuring event.

        Net cash used in operating activities in 2000 of $26.5 million was primarily a result of our net operating losses of $32.4 million and higher accounts receivable balances of $4.8 million due to increased revenues. The net cash used in operating activities was partially offset by adjustments from depreciation and amortization of property and equipment of $3.7 million, higher accounts payable balances of $3.2 million and higher accounts receivable allowances of $1.6 million, all are due to increased operating costs associated with increased revenues.

  Investing Activities.

        Net cash used in investing activities in 2002 of $6.5 million was primarily the result of investing in short-term instruments using the funds received in April 2002 from our Series A Preferred Stock funding.

        Net cash provided by investing activities in 2001 of $1.3 million was primarily the result of proceeds from maturing short-term investments to fund net operating activities.

        Net cash used in investing activities in 2000 of $10.0 million was primarily the result of investing in short-term instruments using the funds received from the Company's initial public offering.

  Financing Activities.

        Net cash provided by financing activities in 2002 of $14.3 million was primarily the result of receiving proceeds from the issuance of our Series A Preferred Stock.

        Net cash used in financing activities in 2001 of $121,000 was primarily the result of debt payments and the purchase of common stock.

        Net cash provided by financing activities in 2000 of $1.1 million was primarily the result of proceeds from sales of common stock through incentive stock options and the employee stock purchase plan.

        Commitments.    We have entered into certain operating leases and purchase commitments. The future minimum operating lease and purchase noncancelable commitments were as follows at December 31, 2002:

	Operating Leases	Purchase Commitments
2003	$815	$900
2004	550	84
2005	502	—
2006	520	—
2007	539	—
Thereafter	90	—

	$3,016	$984

We lease all of our facilities under operating leases that expire at various dates through 2008. We have entered into certain purchase commitments from suppliers who provide network access, software and related services that are utilized by us in order to deliver our GRIC MobileOffice solution.

        Stock Repurchase Program.    In September 2001, the Board of Directors approved a program to expend up to $2.0 million to repurchase shares of our common stock in open market transactions. We purchased 110,000 shares for approximately $99,000 during 2001. No additional shares were repurchased by us in 2002.

        Summary of Liquidity.    We were cash flow positive for our combined activities in the fourth quarter of 2002. We believe that our available cash, cash equivalents and short-term investments of $23.1 million at December 31, 2002 and cash expected to be generated by operations during the next twelve months, will fund planned operations for at least the next twelve months. We expect to be cash flow negative for our combined activities in the first quarter of 2003 due to the projected operating results as well as the timing of invoices that normally are due at the beginning of each year.

        On April 19, 2002, we sold 9,036,140 shares of our Series A Redeemable Convertible Preferred Stock, for $15.0 million, to investors affiliated with H&Q Asia Pacific and Vertex Management. The net proceeds of the offering, after deducting expenses, were $14.2 million. At the closing of the transaction, we also issued to these investors warrants to purchase 903,614 shares of Series A Preferred Stock at a purchase price of $1.66 per share, and warrants to purchase 1,355,420 shares of Series A Preferred Stock at a purchase price of $2.49 per share. The warrants are exercisable at any time within five years after the closing. Each share of Series A Preferred Stock is initially convertible into the Company's common stock at any time at the option of the holders on a 1-for-1 basis. Furthermore, the Series A Preferred Stock will convert automatically into common stock upon the earlier of the fifth anniversary of the date of issuance or the 90th consecutive trading day that the closing price of the Company's common stock is at least $8.30 per share.

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

        If we are unable to attain our revenue and margin goals, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring may be necessary to enable us to meet our cash requirements through the next 12 months. These actions could have a material adverse effect on our business, results of operations and prospects. Furthermore, we may need to raise additional funds in future periods through public or private financing, or other arrangements, to fund operations and potential acquisitions, if any. Although we achieved cash flow positive results for our combined activities during the fourth quarter, we may not remain cash flow positive. If additional financing is needed, it might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principle difference between SFAS 146 and EITF 94-3 relates to its requirement for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect adoption of SFAS 146 will have a material impact on our consolidated financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity's product warranty liabilities. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure provisions of FIN 45. We do not expect the adoption of the accounting requirements of FIN 45 will have a material impact on our consolidated financial position or results of operations.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim financial statement disclosure requirements of SFAS 148 are effective for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on our consolidated financial position and results of operations as we have not elected to adopt the fair value based method of accounting for stock-based compensation as per SFAS 123. We have adopted the annual disclosure requirements of SFAS 148.

Factors That May Affect Future Results

        In addition to the other information in this Annual Report on Form 10-K, the following should be considered in evaluating GRIC and our business.

We have a history of net losses and may incur future losses.

        We have incurred net losses every year since our inception. We reported operating losses before income taxes of approximately $5.0 million in 2002, $31.5 million for 2001, and $32.3 million for 2000. Although we were profitable in the fourth quarter of 2002, as of December 31, 2002 we had an accumulated deficit of $128.6 million. Although we experienced positive cash flow in the fourth quarter of 2002, we have experienced negative cash flows in each year since our inception in 1994. We cannot assure you that we will remain profitable or cash flow positive. We expect to be cash flow negative in the first quarter of 2003. Moreover, we might not be able to increase our operating profitability on a quarterly or annual basis. To increase profits, we will need to generate additional revenue growth from our existing customers and to obtain new customers, while continuing to control our expenses. We expect to continue to invest in network and operations, research and development and sales and marketing, and we expect to face pressure to adopt new pricing arrangements, including volume discounts, that may lower our gross margins. If revenues do not meet levels we anticipate, or if our costs and expenses exceed our expectations, our quarterly losses would likely resume, and the price of our common stock is likely to decline as a result. Our operating history is more limited than that of many companies, so you may find it difficult to evaluate our business in making any investment decision.

We have limited experience in our business, which makes it more difficult for us to execute our business plan and for you to evaluate us.

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

        If our cash together with the funds we raised in April 2002 through the sale of our Series A Preferred Stock prove to be insufficient to fund our operations, we may need to raise additional funds at some point in the future. If we raise additional funds by selling equity or convertible debt securities, our stockholders may experience additional dilution and these new securities may have powers, preferences and rights that are senior to those of the rights of our common stock. For example, as a result of the April 2002 sale of our Series A Preferred Stock, the investors control a significant portion of our outstanding capital stock, and the owners of the Series A Preferred Stock have claims that are senior to those of holders of the common stock in the event of a bankruptcy or liquidation, and the issuance of the Series A Preferred Stock has substantially diluted the ownership interest of the common stockholders. We cannot predict whether additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our business operations, promote our brand identity, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures. Any inability to do so could have a negative effect on our business, revenues, financial condition and results of operations.

We restructured our business in 2001 to focus on our Internet roaming service, which makes us more dependent on the success of this service.

        In January 2001, we ceased providing Internet telephony service and focused on providing our Internet roaming service. This concentration makes us more dependent on the growth of the Internet roaming market, and more vulnerable if our Internet roaming product offerings are not favorably received in the market or if we fail to achieve our revenue and margin targets.

We face significant competition, including competition from larger companies, which could make it more difficult for us to succeed.

        Our business environment is intensely competitive, highly fragmented and rapidly changing. Competition can come from many sources. For example, we compete directly with iPass in the market for Internet roaming and related settlement services, and iPass has a network that competes with the GRIC TierOne Network. Large communications service providers such as AT&T, Equant and WorldCom/UUNET also have the ability and resources to compete with us in the Internet-based mobile office communications services market. We could also face competition from emerging, wireless based network service providers targeting the traveling business communities. Many of our competitors have substantially greater resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. Any of these competitors may combine or form strategic partnerships, gaining competitive advantages as a result. Our competitors may be able to develop and market products and services that are superior to our own in terms of features, quality, pricing or other factors. This competition may result in reduced prices and longer sales cycles for our products. If any of our larger competitors were to commit greater technical, sales, marketing and other resources to our markets, it would be more difficult to compete.

Since we have no assurance that our customers will continue to use our services or that our customer base will expand, we have little ability to predict revenue growth or operating results.

        Our customers are generally free to use competing products and services, so we could face significant customer losses, at unpredictable times. Our customers are generally not obligated to generate minimum revenues, and some generate very little revenue for us. We are dependent upon a small number of companies for a major portion of our revenue. In 2002 four customers accounted for more than ten percent of our revenues: Sony Communication Network Corporation (17%), Fiberlink Communications Corporation (13%), WorldCom/UUNET (13%) and America Online, Inc. (11%). WorldCom/UUNET is currently in bankruptcy. Losing any of these customers would mean a significant revenue shortfall for us. These factors make it difficult to anticipate the level of our future revenues from existing customers. In addition, our success depends on our ability to expand our customer base. If we are unable to expand our customer base and to increase our average revenues per customer, our business success will be less likely.

If we fail in our strategy of focusing our sales efforts on larger companies, our revenue and profitability goals will likely not be achieved.

        Historically, a significant portion of our revenues was derived from smaller companies in the Internet marketplace, but in recent periods we have attempted to focus our sales and marketing efforts on larger corporate and enterprise-level customers. This strategy places new demands on our business, such as the longer sales cycles and higher levels of service and support that larger accounts generally require. If we fail in this strategy, or if we have underestimated the costs of this strategy, we will likely miss our revenue and profitability goals.

If new services, products or features we introduce do not succeed in the marketplace, we will not be able to generate new revenues and will have increased costs without the expected returns.

        The success of our business depends on our ability to introduce new services, products and features that will generate new revenues. Each effort to develop and introduce a new service, product or feature involves investments of money, personnel and time, as well as opportunity costs. In 2002 we introduced GRIC MobileOffice, a product suite that includes wireless access, security monitoring and other features in addition to our traditional dial-up access. We have no assurance that this new product will be accepted by the marketplace, or whether competing technologies will be more popular. Further, we do not know whether third-party developers of Internet communications applications will be willing to develop new applications that can be delivered as part of our mobile office communications solutions, or that we will be able to develop any applications of this type ourselves. If our new products are not successful, we will not achieve a profitable return on the costs of product development and launch, and we will have lost opportunities to pursue other products.

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

        Sales to the Internet infrastructure market are characterized by sporadic purchasing decisions and sensitivity to expansions and contractions in the telecommunications industry. Recently, many companies have warned of purchasing declines in the Internet infrastructure market. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent to which service providers are affected by local regulatory and business conditions. If our sales do not match our expectations we would likely be unable to remain profitable.

The unpredictability of our quarterly results may cause the trading price of our common stock to decline.

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

  •
  competitive pricing pressure;

  •
  changes in global travel patterns due to past and potential future terrorist activities in the U.S. and the military responses to them in the Middle East, Southern Asia and elsewhere;

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

As a clearinghouse, we have greater collection risks than many other companies, which makes it more difficult to predict our revenues and may increase our operating costs.

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

        Our business is characterized by a long "sales cycle"—the time between initial contact with a potential customer and the resulting purchase and deployment of our service. Typically, our sales cycle is between three to twelve months, and the actual length of a sales cycle depends on a number of factors such as the complexity of the customer's business and needs, the nature of services being purchased and the level of deployment. Even after a sale is made there may be further delays before new users are brought into our system and we begin to realize associated revenues. As a result, we typically incur substantial sales costs before we recognize any related revenues. It is possible that in some periods there will be unusually high costs associated with the long sales cycle, or that the length of the sales cycle will increase, which could have a material effect on our business.

Because much of our business is conducted internationally, we encounter special difficulties, which may impede our efforts to remain profitable and harm the trading price of our common stock.

        We generate most of our revenues from business conducted internationally, so we are subject to special risks. It is costly to maintain international facilities and operations, promote our brand internationally and develop localized systems and support centers. In some regions revenues may not offset the expense of maintaining operations there. Some of the risks that we face as a result of our international operations include:

  •
  foreign customers often take longer to pay for services;

  •
  business activity is often slow in some region or another, negatively impacting overall results;

  •
  foreign currency exchange rates fluctuate and can impact our results;

  •
  recruitment and retention of experienced senior management and staff for our international operations is costly;

  •
  compliance with a variety of foreign laws, tariffs and trade barriers is costly and inefficient for a small company such as ours;

  •
  compliance with telecommunications and other Internet-related regulations in foreign jurisdictions is expensive and difficult; and

  •
  general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, can have a significant impact on our business.

Terrorist acts and acts of war may seriously harm our business and revenue, costs and expenses and financial condition.

        Terrorist acts or acts of war, including current military actions in Iraq and other parts of the Middle East, may cause damage or disruption to us, our employees, facilities, partners, suppliers, resellers or customers, which could significantly impact our revenue, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The long-term effects on our business of the September 11, 2001 attacks and the current state of warfare in the Middle East are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, as a multi-national company with headquarters and significant operations located in the United States, we may be impacted by actions against the United States. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

The economic downturn could adversely affect our revenue, gross margins and expenses.

        Our revenue and gross margins depend in part on the overall demand for information technology products and services, particularly in the product and service segments in which we compete. Softening demand for our products and services caused by the ongoing economic downturn has resulted in decreased revenue growth rates, and may in the future result in decreased revenue, earnings or growth rates and problems with our ability to realize customer receivables. The global economy has weakened and market conditions continue to be challenging. As a result, companies are delaying or reducing expenditures, including those for information technology. In addition, if our customers experience financial difficulties, we could suffer losses associated with the outstanding portion of accounts receivable. The global economic downturn has contributed to reported declines in our revenue growth during fiscal 2002. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price.

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

        Highly-trained sales personnel are key to our performance. Competition for these individuals is often intense, and we may not be able to hire the type and number of sales personnel we need. Moreover, even after we hire salespersons, they require extensive training in our products and services. This training typically covers six to eight weeks of formal in-class and on-the-job instruction. If we are unable to continue to retain our current employees and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our services, which may prevent us from generating revenue and maintaining profitability.

We could become subject to litigation regarding intellectual property rights that could be costly and result in the loss of significant rights.

        In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We may become a party to a litigation in the future to protect our intellectual property or as a result of an alleged infringement of another party's intellectual property. Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

  •
  stop or delay selling, incorporating or using products that use the challenged intellectual property;

  •
  obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license might not be available on reasonable terms or at all; and

  •
  redesign the products that use that technology.

        If we are forced to take any of these actions, our business might be seriously harmed. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that could be imposed.

The concentration of our capital stock ownership with insiders will likely limit the ability of other stockholders to influence corporate matters.

        As of February 28, 2003, our executive officers and directors, and their related entities, owned approximately 37.1% of our outstanding common stock and common stock equivalents. As a result, these stockholders will be able to exercise control over all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in control of the Company that might be viewed as beneficial by other stockholders.

        The interests of some of these stockholders may not be aligned with the interest of the common stockholders. The holders of our Series A Preferred Stock have special rights, preferences and privileges, including liquidation preferences that are senior to those of the holders of our common stock in the event of a bankruptcy or liquidation.

As the holders of our Series A Preferred Stock reduce their ownership interest through resales pursuant to our prospectus dated September 19, 2002, or otherwise, their interest in contributing to our success may decline and the price of our common stock may be harmed.

        Some of the holders of our Series A Preferred Stock identified in our prospectus dated September 19, 2002 have a substantial investment in GRIC and to the extent that they liquidate their investment through sales of such stock, they will have a diminished interest in contributing to our success. In addition, the registration and sale of the shares held by the selling stockholders may result in a decline in the price of our common stock.

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

        If we fail to meet the criteria for continued listing on The Nasdaq National Market, our common stock may be delisted, which could make it more difficult for you to sell your shares. For example, if the market price for our common stock falls and remains below $1.00 per share for thirty trading days, we would be subject to delisting. On February 28, 2003, the closing price of our common stock was $1.60.

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

Compliance with new rules and regulations concerning corporate governance may be costly and could harm our business.

        The Sarbanes-Oxley Act, which was signed into law in July 2002, mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In addition, The Nasdaq National Stock Market, on which our common stock is listed, is also considering the adoption of additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations will increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management's attention from business operations. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified board members and executive officers, which would adversely affect our business.

The current legislative and regulatory environment affecting accounting principles generally accepted in the United States of America is uncertain and volatile, and significant changes in current principles could affect our financial statements going forward.

        Recent actions and public comments from the Securities Exchange Commission have focused on the integrity of financial reporting generally. Similarly, the U.S. Congress has considered a variety of bills that could affect certain accounting principles. In addition, the FASB and other regulatory accounting agencies have recently introduced several new or proposed accounting standards, or are developing new proposed standards, such as accounting for guarantees, restructuring charges and stock options, some of which would represent a significant change from current industry practices. While we believe that our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, we cannot predict the impact of the adoption of any such proposals on our financial statements going forward.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

        Foreign Currency Risk.    We have limited exposure to financial market risks, including changes in foreign currency exchange rates and interest rates. Although we have foreign operations in Europe and Asia, to date, our exposure to foreign currency fluctuations has not been significant. We primarily invoice and settle in U.S. dollars amongst our customers and providers. We do not participate in any foreign currency hedging activities.

        Interest Rate Risk.    Our exposure to interest rate risk relates primarily to our investment portfolio. Interest rate risk occurs when we cannot hold a purchased investment to its maturity. The weighted-average maturity of our investment portfolio, when taking into account the reset feature of floating rate municipal bonds, is limited to 90 days. We intend to hold our securities until maturity and, therefore, do not expect to recognize an adverse impact on income or cash flows, although there can be no assurance of this. We have established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. We place investments with high credit quality issuers according to our investment policy. We do not use derivative financial instruments in our investment portfolio. All investments are carried at fair market value for 2002 and are considered available for sale. Due to the short-term nature of our investments, we believe that there is no material exposure to interest fluctuation. Therefore, no accompanying table has been provided.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Annual Financial Statements

        Our financial statements required by this item are submitted as a separate section of this Form 10-K—"Financial Statements." See Item 15 for a listing of the financial statements provided.

Supplementary Quarterly Data

        The following table sets forth unaudited condensed consolidated statement of operations data for each quarter of 2001 and 2002. This data has been derived from unaudited condensed consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the consolidated financial statements and notes thereto. Our quarterly results have in the past been and may in the future be subject to significant fluctuations. As a result, we believe that results of operations for interim periods should not be relied upon as an indication of the results to be expected in future periods.

	Quarters Ended
	March 31, 2001(1)	June 30, 2001	Sept 30, 2001	Dec 31, 2001	March 31, 2002	June 30, 2002(2)	Sept 30, 2002	Dec 31, 2002
	(in thousands)
Total revenues	$5,353	$5,219	$6,070	$7,052	$7,384	$8,179	$9,515	$9,603
Cost of revenues	3,846	2,792	3,160	3,396	3,352	3,689	4,277	3,902
Net income (loss)	(18,090)	(5,962)	(4,782)	(2,732)	(2,015)	(3,019)	(315)	328
Net loss attributable to common stockholders	(18,090)	(5,962)	(4,782)	(2,732)	(2,015)	(14,800)	(315)	328
Basic net income (loss) per share	(0.92)	(0.30)	(0.24)	(0.14)	(0.10)	(0.74)	(0.02)	0.02
Shares used to compute basic net income (loss) per share	19,697	19,793	19,924	19,888	19,975	20,042	20,135	20,262
Diluted net income (loss) per share	(0.92)	(0.30)	(0.24)	(0.14)	(0.10)	(0.74)	(0.02)	0.01
Shares used to compute diluted net income per share	19,697	19,793	19,924	19,888	19,975	20,042	20,135	24,647

(1)
During the quarter ended March 31, 2001, in connection with our January 2001 decision to cease providing Internet telephony service, we recorded a restructuring charge of $7.8 million and recorded an additional $1.6 million charge to general and administrative expense for all uncollected Internet telephony receivables.

(2)
During the quarter ended June 30, 2002, in connection with our June 2002 restructuring, we recorded a restructuring charge of $1.2 million. In addition, we recorded a deemed beneficial conversion dividend of $11.8 million on Series A Preferred Stock in connection with the issuance of our Series A Preferred Stock in the second quarter of 2002.

        Our quarterly operating results have fluctuated significantly in the past, and will continue to fluctuate in the future, as a result of many factors, including:

  •
  economic conditions generally and slowdowns in the specific industries in which our customers operate;

  •
  the volume of transaction-based revenues;

  •
  changes in global travel patterns due to terrorist activities in the U.S. and elsewhere and the military responses to them;

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

        With the exception of the information specifically stated as being incorporated by reference from our definitive proxy statement for our 2002 annual stockholders' meeting in Part III of this annual report, our proxy statement is not deemed to be filed as part of this annual report. We intend to furnish the proxy statement not later than 120 days after the close of the fiscal year ended December 31, 2002.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information concerning our directors required by this Item is incorporated by reference to the section in the Proxy Statement entitled "Proposal No. 1—Election of Directors." The information concerning our executive officers required by this Item is incorporated by reference to Part I, entitled "Executive Officers" of this annual report. The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference to the section in the Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

Subsequent Event

        On January 29, 2003, we announced that our co-founder, Dr. Hong Chen, had decided to resign as our Chief Executive Officer and continue as Chairman of our Board of Directors. In connection with this transition, we made a payment of $300,000 to Dr. Chen. In exchange for his services as Chairman, Dr. Chen will receive an annual salary of $100,000 and an option to purchase 250,000 shares of our common stock. This option will vest when Dr. Chen completes his service as Chairman for an additional year, subject to the terms of the underlying option grant. Upon Dr. Chen's resignation, Bharat Davé, our then current President and Chief Operating Officer, assumed the additional role of Acting Chief Executive Officer.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the section in the Proxy Statement entitled "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information concerning our directors, executive officers and greater than five percent stockholders required by this Item is incorporated by reference to the section in the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management."

        The information regarding disclosures relating to equity compensation plans required by this Item is incorporated by reference to the section in the Proxy Statement entitled "Securities Authorized for Issuance under Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to the section in our definitive proxy statement for our 2003 annual stockholders' meeting entitled "Certain Relationships and Related Transactions."

ITEM 14. CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our chief executive officer and our chief financial officer, based on their evaluation of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

        Changes in Internal Controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this report:

  1.
  Financial Statements

        The following are filed as part of this Annual Report on Form 10-K:

  •
  Report of Independent Auditors

  •
  Consolidated Balance Sheets as of December 31, 2001 and 2002

  •
  Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002.

  •
  Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity for the years ended December 31, 2000, 2001 and 2002.

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002.

  •
  Notes to Consolidated Financial Statements

  2.
  Financial Statement Schedule

        The following financial statement schedule for the years ended December 31, 2000, 2001 and 2002 should be read in conjunction with the consolidated financial statements of GRIC Communications, Inc. filed as part of this Annual Report on Form 10-K:

  •
  Schedule II—Valuation and Qualifying Accounts

        Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

  3.
  Exhibits

        The following exhibits are filed as a part of this report:

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Title	Form	Date	Number
3.01		Certificate of Incorporation.	S-1	9/21/1999	3.01
3.02		First Amended and Restated Bylaws.	S-1	9/21/1999	3.02
3.03		First Amended and Restated Certificate of Incorporation.	S-1	9/21/1999	3.03
3.04		Second Amended and Restated Certificate of Incorporation.	S-1	9/21/1999	3.04
3.05		Certificate of Amendment of Second Amended and Restated Certificate of Incorporation.	8-K	4/29/02	3.05
4.01		Form of specimen certificate for the Registrant's common stock.	S-1	9/21/1999	4.01
4.02		Fifth Amended and Restated Registration Rights Agreement, dated November 12, 1999, among Registrant and the security holders listed in the agreement.	S-1	9/21/1999	4.02
4.03		Investors' Rights Agreement dated April 19, 2003 among Registrant and the security holders listed in the agreement	8-K	4/29/02	4.03
10.01		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	9/21/1999	10.01
10.02	*	Employee Agreement effective March 1, 1994 between Aimnet Corporation and Dr. Hong Chen.	S-1	9/21/1999	10.02
10.03	*	Employee Agreement effective March 1, 1994 between Aimnet Corporation and Lynn Y. Liu.	S-1	9/21/1999	10.03
10.05	*	Offer letter dated June 8, 1998 to David L. Teichmann.	S-1	9/21/1999	10.05
10.07	*	Offer letter dated January 15, 1999 to Joseph M. Zaelit.	S-1	9/21/1999	10.07
10.08	*	Offer letter dated May 11, 1999 to Barron B. Cox.	S-1	9/21/1999	10.08
10.09	*	Offer letter dated July 28, 1999 to Kristin L. Steinmetz.	S-1	9/21/1999	10.09
10.10	*	Offer letter dated July 22, 1999 to Roger L. Peirce.	S-1	9/21/1999	10.10
10.11	*	Aimnet Corporation 1995 Stock Option Plan.	S-1	9/21/1999	10.11
10.12	*	GRIC Communications, Inc. (formerly Aimquest Corporation) 1997 Stock Option Plan.	S-1	9/21/1999	10.12
10.13	*	1999 Equity Incentive Plan.	S-1	9/21/1999	10.13
10.14	*	1999 Employee Stock Purchase Plan.	S-1	9/21/1999	10.14
10.15		Restricted Stock Purchase Agreement dated July 1997 between Aimquest Corporation and Stanley J. Meresman.	S-1	9/21/1999	10.15
10.16		Warrant to purchase common stock issued to America Online, Inc. dated as of November 12, 1998.	S-1	9/21/1999	10.16

10.17		Warrant to purchase Series D Preferred Stock issued to Silicon Valley Bank dated as of December 31, 1998.	S-1	9/21/1999	10.17
10.18		Warrant to purchase Series D Preferred Stock issued to Silicon Valley Bank dated as of November 5, 1998.	S-1	9/21/1999	10.18
10.21		Loan and Security Agreement dated November 5, 1998 between the Registrant and Silicon Valley Bank, together with Intellectual Property Agreement dated November 5, 1998.	S-1	9/21/1999	10.21
10.22		Senior Loan and Security Agreement dated August 10, 1998 between the Registrant and Phoenix Leasing Incorporated, together with a form of Senior Secured Promissory Note.	S-1	9/21/1999	10.22
10.23		Lease dated January 6, 1998 among the Registrant, John Arrillaga Survivor's Trust and Richard T. Peery Separate Property Trust.	S-1	9/21/1999	10.23
10.24		Agreement dated August 3, 1999 between the Registrant and Singapore Telecommunications Ltd.	S-1	9/21/1999	10.24
10.25	*	Offer letter dated July 27, 2000 to Stanley Hayami.	10-Q	11/14/00	10.25
10.26	*	Offer letter dated September 21, 2000 to Bharat Davé.	10-Q	11/14/00	10.26
10.27	*	Offer letter dated October 16, 2000 to Michael A. Smart.	10-K	3/30/01	10.27
10.28		Series A preferred stock and Warrant Purchase Agreement dated January 30, 2002	10-K	2/28/02	10.28
10.29		Amended and Restated Series A preferred stock and warrant purchase agreement dated April 19, 2002	8-K	4/29/02	10.29
10.30		Amended and Restated Voting Agreement dated April 19, 2002	8-K	4/29/02	10.30
10.31		Stockholder Agreement dated April 19, 2002	8-K	4/29/02	10.31
10.32		Amended and Restated Lock-up Agreement dated April 19, 2002	8-K	4/29/02	10.32
10.33		Form of warrant to purchase Series A preferred stock issued in conjunction with the Amended and Restated Series A preferred stock and Warrant Purchase Agreement dated April 19, 2002.	8-K	4/29/02	10.33
10.34		Offer letter dated December 5, 2002 to Kelly J. Anderson.				X
10.35		Amendment No. 1 dated January 29, 2003 to Lease dated January 6, 1998 among the Registrant, John Arrillaga Survivor's Trust and Richard T. Peery Separate Property Trust.				X

10.36	*	Employment Agreement between the Registrant and Hong Chen	8-K	1/29/03	99.01
21.01		Subsidiaries of the Registrant.				X
23.01		Consent of Independent Auditors.				X
99.01	**	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Registrant's Acting Chief Executive Officer and Chief Financial Officer, dated March 31, 2003.				X	**

*
Management contract, compensatory plan or arrangement.

**
These certifications accompany GRIC's 2002 Annual Report on Form 10-K. These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of GRIC under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

4.
Reports on Form 8-K

Date of Report	Item(s)	Description
1/29/03	5	On January 29, 2003, we filed a Form 8-K regarding a press release announcing our financial results for the fourth quarter of 2002 and the decision by our co-founder Dr. Hong Chen to resign as Chief Executive Officer and to continue as Chairman of our Board of Directors.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2003

GRIC COMMUNICATIONS, INC.
By	/s/ BHARAT DAVÉ Bharat Davé Acting Chief Executive Officer, President, Chief Operating Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934 this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DR. HONG CHEN Dr. Hong Chen	Chairman	March 31, 2003
/s/ KIM S. SILVERMAN Kim S. Silverman	PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER: Vice President and Chief Financial Officer	March 31, 2003
/s/ BHARAT DAVÉ Bharat Davé	PRINCIPAL EXECUTIVE OFFICER: Acting Chief Executive Officer, President, Chief Operating Officer and Director	March 31, 2003
/s/ MARK HSU Mark Hsu	Director	March 31, 2003
Dr. Yen-Son (Paul) Huang	Director
/s/ KHENG NAM LEE Kheng Nam Lee	Director	March 31, 2003
/s/ ROBERT SHEN Robert Shen	Director	March 31, 2003
/s/ HOCK CHUAN TAM Hock Chuan Tam	Director	March 31, 2003

/s/ GERALD WRIGHT Gerald Wright	Director	March 31, 2003
/s/ JOSEPH M. ZAELIT Joseph M. Zaelit	Director	March 31, 2003

CERTIFICATION FOR
ANNUAL REPORT ON FORM 10-K

I, Bharat Davé, certify that:

        1.    I have reviewed this annual report on Form 10-K of GRIC Communications, Inc.

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c.    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ BHARAT DAVÉ Bharat Davé Acting Chief Executive Officer, President and Chief Operating Officer

CERTIFICATION FOR
ANNUAL REPORT ON FORM 10-K

I, Kim S. Silverman, certify that:

        1.    I have reviewed this annual report on Form 10-K of GRIC Communications, Inc.

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c.    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ KIM S. SILVERMAN Kim S. Silverman Vice President and Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
GRIC Communications, Inc.

        We have audited the accompanying consolidated balance sheets of GRIC Communications, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GRIC Communications, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                            /s/ Ernst & Young LLP

San Jose, California
January 23, 2003

GRIC COMMUNICATIONS, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$4,021	$7,314
Short-term investments	9,060	15,765
Accounts receivable, net of allowances of $591 and $249 at December 31, 2001 and 2002, respectively	3,144	3,978
Prepaid expenses and other current assets	1,017	1,108

Total current assets	17,242	28,165
Property and equipment, net	4,106	1,778
Other assets	716	667

Total assets	$22,064	$30,610

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,006	$4,331
Accrued compensation and benefits	1,693	596
Deferred revenue	438	276
Other current liabilities	412	343
Current portion of long-term debt and capital lease obligations	419	—

Total current liabilities	6,968	5,546
Long-term liabilities	110	88
Commitments and contingencies
Stockholders' equity:
Series A redeemable convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2001; 12,801 shares authorized, 9,036 shares issued and outstanding at December 31, 2002	—	11,752
Preferred stock, 5,000 shares authorized at December 31, 2001 and 2002; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized at December 31, 2001 and 2002; 19,897 and 20,337 shares issued and outstanding at December 31, 2001 and 2002, respectively	20	20
Additional paid-in capital	127,070	141,829
Treasury stock	(99)	—
Deferred stock-based compensation	(247)	(65)
Accumulated deficit	(111,758)	(128,560)

Total stockholders' equity	14,986	24,976

Total liabilities and stockholders' equity	$22,064	$30,610

See accompanying notes

GRIC COMMUNICATIONS, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2000	2001	2002
Revenues	$29,479	$23,694	$34,681
Costs and expenses:
Cost of revenues	25,159	13,194	15,220
Network and operations	7,615	6,180	4,392
Research and development	10,928	5,342	2,802
Sales and marketing	13,069	14,260	11,954
General and administrative	8,065	8,627	4,996
Amortization of stock-based compensation (1)	427	427	168
Restructuring charge	—	7,773	369

Total costs and expenses	65,263	55,803	39,901

Operating loss	(35,784)	(32,109)	(5,220)
Interest income and other, net	3,668	779	298
Interest expense	(177)	(129)	(60)

Operating loss before income taxes	(32,293)	(31,459)	(4,982)
Provision for income taxes	155	107	39

Net loss	$(32,448)	$(31,566)	$(5,021)

Deemed beneficial conversion dividend on Series A preferred stock	—	—	(11,781)

Net loss attributable to common stockholders	$(32,448)	$(31,566)	$(16,802)

Basic and diluted net loss per share	$(1.68)	$(1.59)	$(0.84)

Shares used to compute basic and diluted net loss per share	19,345	19,825	20,104

(1)
Included in amortization of stock-based compensation is $8, $8 and $6 for network and operations, $172, $172 and $9 for research and development, $67, $67 and $3 for sales and marketing and $180, $180 and $150 for general and administrative in 2000, 2001 and 2002, respectively.

See accompanying notes

GRIC COMMUNICATIONS, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity
(in thousands, except per share amounts)

	Series A Redeemable Convertible Preferred Stock
			Common Stock
									Accumulated Other Comprehensive Income
	Shares				Additional Paid-in Capital	Treasury Stock	Deferred Stock-based Compensation	Accumulated Deficit		Total Stockholders' Equity
		Amount	Shares	Amount
Balance at December 31, 1999	—	$—	19,162	$19	$125,057	$—	$(1,479)	$(47,744)	$—	$75,853
Exercise of warrants	—	—	8	—	—	—	—	—	—	—
Issuance of common stock upon exercise of employee stock options and stock purchase plan for cash	—	—	427	1	1,727	—	—	—	—	1,728
Amortization of stock-based compensation	—	—	—	—	—	—	427	—	—	427
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(32,448)	—	(32,448)
Other comprehensive loss:
Unrealized loss on available-for-sale investments net of taxes of $0	—	—	—	—	—	—	—	—	(24)	(24)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(32,472)

Balance at December 31, 2000	—		19,597	20	126,784	—	(1,052)	(80,192)	(24)	45,536
Issuance of common stock upon exercise of employee stock options and stock purchase plan for cash	—	—	410	—	664	—	—	—	—	664
Amortization of stock-based compensation	—	—	—	—	—	—	427	—	—	427
Cancellation of options	—	—	—	—	(378)	—	378	—	—	—
Purchase of treasury stock	—	—	(110)	—	—	(99)	—	—	—	(99)
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(31,566)	—	(31,566)
Other comprehensive loss:
Net change in unrealized gain on available-for-sale investments, net of taxes of $0	—	—	—	—	—	—	—	—	24	24

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(31,542)

Balance at December 31, 2001	—	—	19,897	20	127,070	(99)	(247)	(111,758)	—	14,986
Issuance of common stock upon exercise of employee stock options and stock purchase plans for cash	—	—	330	—	411	—	—	—	—	411
Reversal of deferred compensation due to employee terminations	—	—	—	—	(14)	—	14	—	—	—
Amortization of stock based compensation	—	—	—	—	—	—	168	—	—	168
Compensation expense related to modifications of options	—	—	—	—	117	—	—	—	—	117
Disposition of treasury stock	—	—	110	—	—	99	—	—	—	99
Fair value of warrants to purchase Series A preferred stock	—	—	—	—	2,464	—	—	—	—	2,464
Issuance of Series A preferred stock, net of issuance costs of $786	9,036	11,752	—	—	—	—	—	—	—	11,752
Beneficial conversion	—	—	—	—	11,781	—	—	—	—	11,781
Net loss attributable to common stock holders
Net loss	—	—	—	—	—	—	—	(5,021)	—	(5,021)
Deemed beneficial conversion of Series A preferred stock	—	—	—	—	—	—	—	(11,781)	—	(11,781)

Total net loss	—	—	—	—	—	—	—	—	—	(16,802)

Balance at December 31, 2002	9,036	$11,752	20,337	$20	$141,829	$—	$(65)	$(128,560)	$—	$24,976

See accompanying notes

GRIC COMMUNICATIONS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net loss	$(32,448)	$(31,566)	$(5,021)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of property and equipment	3,719	3,200	2,441
Amortization of stock-based compensation	427	427	285
Loss on asset revaluation	—	183	—
Loss (gain) on disposal of assets	—	74	(354)
Accounts receivable allowances	1,631	1,592	144
Noncash portion of restructuring charge (benefit)	—	5,581	(429)
Noncash warrant expenses—preferred stock	15	15	1
Noncash warrant expenses—common stock	69	—	—
Net changes in assets and liabilities:
Accounts receivable	(4,767)	833	(978)
Prepaid expenses and other current assets	27	18	(105)
Other assets	(119)	(405)	58
Accounts payable	3,215	(4,511)	798
Accrued compensation and benefits	880	(807)	(1,097)
Deferred revenue	827	(928)	(162)
Other current liabilities	29	(189)	(69)
Other long-term liabilities	27	52	(22)

Net cash used in operating activities	(26,468)	(26,431)	(4,510)

Cash flows from investing activities:
Available-for-sale investments:
Purchases	(33,269)	(15,150)	(22,402)
Maturities	34,100	18,289	15,697
Proceeds from sales of fixed assets	—	448	372
Capital expenditures	(10,793)	(2,334)	(171)

Net cash (used in) provided by investing activities	(9,962)	1,253	(6,504)

Cash flows from financing activities:
Payments of debt and capital lease obligations	(633)	(686)	(419)
Proceeds from sales of common stock, net	1,728	664	411
Proceeds from sales of preferred stock, net of issuance costs	—	—	14,216
Proceeds from (purchases) sales of treasury stock	—	(99)	99

Net cash provided (used in) by financing activities	1,095	(121)	14,307

Net (decrease) increase in cash and cash equivalents	(35,335)	(25,299)	3,293
Cash and cash equivalents at beginning of year	64,655	29,320	4,021

Cash and cash equivalents at end of year	$29,320	$4,021	$7,314

Supplemental disclosures of cash flow information:
Income taxes paid	2	26	7
Interest paid	158	114	34

See accompanying notes

GRIC COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

1. Description of Business

        GRIC Communications, Inc. ("GRIC" or the "Company") provides remote Internet access, managed security services—both virtual private network and remote end-point security—and mobile broadband services for customers requiring mobile office communications capabilities worldwide. The Company's services solution, called GRIC MobileOffice, enables people who are working away from the office to remain productively and securely connected to their home network as if they were working in their office. The Company's solution is used by corporate enterprises with mobile employees and remote workforces on a global basis.

2. Summary of Significant Accounting Policies

        Basis of Presentation.    The consolidated financial statements include all the accounts of GRIC and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. All consolidated financial statements have been prepared in conformity with accounting pronouncements generally accepted in the United States.

        Use of Estimates.    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Foreign Currency Remeasurement.    The Company considers the functional currency of its foreign subsidiaries to be the U.S. dollar. Adjustments resulting from the process of remeasurement into U.S. dollars of the foreign currency financial statements of the Company's foreign subsidiaries, are included in operations and have not been material.

        Fair Value of Financial Instruments.    The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. The fair value for the Company's investments in marketable debt and equity securities is estimated based on quoted market prices. The carrying value of those securities, as of each period presented approximates their fair value.

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

        Concentration of Credit Risk.    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents and short-term investments principally in domestic financial institutions of high credit standing. The Company is exposed to credit risks in the event of default by these institutions to the extent of the amount recorded on the balance sheet. The credit risk in the Company's accounts receivable is mitigated by the Company's credit evaluation process for both domestic and foreign customers. The Company generally does not require collateral and maintains adequate reserves for potential credit losses. Cash equivalents and short-term investments are recorded at fair value. The carrying value of accounts receivable approximates fair value due to the short-term nature of this instrument.

        Property and Equipment.    Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the respective assets, generally over the lease term or two to three years.

        Impairment of Long-Lived Assets.    The Company periodically evaluates the carrying amount of its long-lived assets, annually or when events or changes in business circumstances have occurred, that indicate the carrying amount of such assets may not be fully realizable. Determination of impairment is based on an estimate of undiscounted future cash flows that result from the use of the assets and their eventual disposition. If the Company determines that these assets have been impaired, the impairment charge will be recorded based on a comparison of the net book value of the assets and the fair value. Asset fair value is determined by either discounted future cash flows that result from the use of the assets over their average remaining useful lives or specific appraisal. At the time of our June 2002 restructuring, there were certain assets considered to be impaired, and as a result, these were written off and reflected in the June restructuring charges.

        Revenue Recognition.    The Company derives revenues primarily from remote Internet access services to customers through its virtual network. These services are generally billed on a per-minute basis for usage or at a flat rate per month per user based on negotiated rates. The Company has some customers with minimum commitment arrangements. To a lesser extent, the Company derives revenues from licenses of its authentication software, related maintenance and support services, which are recognized ratably over the contractual services period or term of services, and other optional services related to its GRIC MobileOffice offering. These other revenues amounted to five percent or less of total revenues over the last three years. Revenues were also derived from Internet telephony services until January 2001.

        Revenues are recognized when a binding agreement or purchase order from the customer has been received, the services have been delivered, the fee or price was fixed or determinable, the collection of the receivable was reasonably assured, and no significant post-delivery obligations remained.

        The Company records estimated allowances against revenues in the same period the revenues are recorded. These estimates are based upon historical analysis of our credit memo data and other known factors for pricing and transaction volume disputes that arise in the normal course of business. To date, allowances pertaining to our current business have not been significant.

        From time to time, the Company's customers, including significant customers, may file a petition seeking protection under the U.S. bankruptcy laws. When this occurs, the Company determines its ongoing exposure to risk that a pre-filing account receivable will prove to be uncollectible, and establishes appropriate allowances for that contingency as necessary. In addition, for each continuing customer in bankruptcy the Company evaluations the creditworthiness of the customer and determines whether revenue should be recognized on an accrual basis or as cash payments are received. When revenue is recorded on a accrual basis, the Company bases its judgment on the creditworthiness of the debtor-in-possession, their payment experience, collectability of receivables are reasonably assured, all in addition to other revenue recognition criteria having been met.

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

        Advertising Expenses.    Advertising expenditures are charged to expense as incurred and were $1.0 million, $1.4 million and $761,000 in 2000, 2001 and 2002, respectively.

        Stock-based Compensation.    The Company has elected to account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), using an intrinsic value approach to measure compensation expense, if any. Appropriate disclosures using a fair-value based method, as provided by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), are also reflected in the accompanying notes to the consolidated financial statements. Options issued to non-employees are accounted for in accordance with SFAS 123 using a fair value approach. See note 3 of the Notes to Consolidated Financial Statements and further discussions regarding stockholders' equity in note 9 of the Notes to Consolidated Financial Statements.

        Restructuring Expenses and Related Accruals.    There have been times when the Company has restructured its operations. Estimated restructuring expenses have included severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. Given the significance of, and timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. The Company's restructuring expenses involved significant estimates made by management using the best information available at the time that the estimates were made, some of which were based upon information provided by third parties. The Company continually evaluates the adequacy of the remaining liabilities under its restructuring initiatives. Although the Company believes that these estimates accurately reflect the costs of its restructuring plans, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions.

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

        Weighted-average options outstanding to purchase approximately 1.6 million, 522,000 and 742,000 shares of common stock for 2000, 2001 and 2002, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

        Reclassifications.    Certain amounts in previous years have been reclassified to conform to the 2002 presentation.

        Recent Accounting Pronouncements.    In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principle difference between SFAS 146 and EITF 94-3 relates to its requirement for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect adoption of SFAS 146 will have a material impact on its consolidated financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity's product warranty liabilities. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure provisions of FIN 45. The Company does not expect the adoption of the accounting requirements of FIN 45 will have a material impact on its consolidated financial position or results of operations.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim financial statement disclosure requirements of SFAS 148 are effective for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's consolidated financial position and results of operations as it has not elected to adopt the fair value based method of accounting for stock-based compensation as per SFAS 123. The Company has adopted the annual disclosure requirements of SFAS 148.

3. Stock-Based Compensation

        Stock-Based Compensation.    As permitted under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to continue to follow APB No. 25 and related Interpretations in accounting for its stock-based awards to employees. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards.

        Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for awards to employees under the fair value method of SFAS No. 123. The fair value of stock options under the Equity Plan and stock purchase plan rights under the Purchase Plan was estimated as of the grant date using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options and requires the input of highly subjective assumptions including expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        The fair value of stock options granted in 2000, 2001 and 2002 were estimated at the date of grant assuming no expected dividends and the following weighted average assumptions.

	Stock Options
	2000	2001	2002
Expected life (years)	3.5	3.0	2.8
Expected stock price volatility	1.4	1.5	0.99
Risk-free interest rate	5.5%	4.36%	4.26%
	Stock Purchase
	2000	2001	2002
Expected life (years)	0.5	0.5	0.5
Expected stock price volatility	1.7	1.5	1.2
Risk-free interest rate	5.5%	4.18%	2.78%

        For purposes of pro forma disclosures, the estimated fair value of stock-based awards is amortized against pro forma net income over the stock-based awards' vesting period for options and over the offering period for stock purchases under the Purchase Plan.

        The Company's pro forma information is as follows:

	2000	2001	2002
	(in thousands, except per share amounts)
Net loss as reported	$(32,448)	$(31,566)	$(5,021)
Stock-based compensation expense	(10,726)	(6,809)	(4,510)
Amortization of stock compensation	427	427	169

Pro forma net loss	$(42,747)	$(37,948)	$(9,362)

Basic net loss per share
As reported	$(1.68)	$(1.59)	$(0.84)

Pro forma	$(2.21)	$(1.91)	$(0.46)

        Calculated under SFAS No. 123, the weighted-average fair values of the employee stock options granted during 2000, 2001 and 2002 were, $13.20, $0.97 and $0.85, respectively. The weighted-average estimated fair value of shares purchased under the Purchase Plan during 2000, 2001 and 2002 were $6.75, $1.35 and $0.61 per share, respectively.

4. Investments

        The following is a summary of the Company's investments.

	December 31,
	2001	2002
	(in thousands)
Money market funds	$1,339	$1,746
Floating rate municipal bonds	9,060	18,465

Total cash equivalents and short-term investments	10,399	20,211
Less cash equivalents	(1,339)	(4,446)

Total short-term investments	$9,060	$15,765

        The above amounts are stated at fair value that approximate cost. There were no realized gains or losses from sale of available-for-sale securities for the years ended December 31, 2000, 2001 and 2002.

        The carrying value of investments by contractual maturity at December 31, 2002 were as follows:

	December 31,
	2001	2002
	(in thousands)
Due after 18 years	$9,060	$18,465

Total	$9,060	$18,465

        The investments that have contractual maturity dates of 18 years and are classified as short term are market auction rate municipal bonds. Market auction rate municipal bonds are municipal bonds with a dividend rate determined periodically. These instruments reset every 90 days and it is the Company's intention to have them reset every 90 days. In accordance with SFAS 115 and Accounting Research Bulletin No. 43, current assets include marketable securities representing the investment of cash available for current operations. This investment of cash in market auction rate municipal bonds is intended to be used for current operations and is therefore classified as short term.

5. Property and Equipment and Intangible Assets

  Property and Equipment

        Property and equipment comprised the following:

	December 31,
	2001	2002
	(in thousands)
Computer hardware	$6,676	$6,721
Software	3,559	3,591
Office furniture and equipment	1,190	1,128
Leasehold improvements	463	465

	11,888	11,905
Less accumulated depreciation and amortization	(7,782)	(10,127)

Total	$4,106	$1,778

  Intangible Assets

        The Company entered into an agreement with a wireless service provider during 2001, for the exchange of services, which resulted in a prepayment for future wireless services and the obligation by the Company to provide future Internet roaming service. The assessed value of these wireless services is included in prepaids and other current assets and in other assets in the amounts of $200,000 and $400,000, respectively. As of December 31, 2002 these assets had not been utilized and these services are due to expire on September 30, 2003. The Company has reviewed its ability to realize these assets and does not believe them to be impaired as of December 31, 2002.

6. Commitments and Contingencies

  Lease Commitments

        The Company leases all of its facilities under operating leases that expire at various dates through 2008. The future minimum operating lease commitments were as follows at December 31, 2002:

Operating Leases
2003	$815
2004	550
2005	502
2006	520
2007	539
Thereafter	90

$3,016

        Rent expense charged to operations totaled approximately $1.1 million, $1.3 million and $1.7 million for 2000, 2001 and 2002, respectively. In January 2003, the Company renewed its operating lease for its world-wide headquarters in Milpitas, California. The five-year lease renewal term ends on February 28, 2008. The amounts of future lease commitment resulting from this renewal are included in future minimum operating lease commitments above.

  Purchase Commitments

        The Company has entered into certain noncancelable purchase commitments from suppliers who provide network access, software and related services that are utilized by the Company in order to deliver its GRIC MobileOffice solution. The annual purchase commitments were as follows at December 31, 2002:

Purchases
2003	$900
2004	84

$984

  Legal Matters

        The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on its financial condition, results of operations, or cash flows.

        On July 24, 2001, the Company and certain of its officers were named as defendants in a purported securities class-action lawsuit filed in the United States District Court, Southern District of

New York, captioned Colbert Birnet LP v. GRIC Communications, Inc. et al., No. 01 CV 6771. In August 2001, substantially identical lawsuits were filed in the same court, again naming the Company and its officers, under the captions Northern Capital Holdings Inc. v. GRIC Communications, Inc. et al., No. 01 CV 7124; Gerald S. Platts v. GRIC Communications, Inc., et al., No. 01 CV 7699; Glenn Tortoso v. GRIC Communications, Inc., et al., No. 01 CV 7869; and Sanjay Israni v. GRIC Communications, Inc., et al., No. 01 CV 8087. By a judicial order dated September 4, 2001, these cases were consolidated, and the consolidated matter is now captioned In re GRIC Communications, Inc. Initial Public Offering Securities Litigation, No. 01 Civ 6771 (SAS), and is part of over three hundred coordinated proceedings covered under the caption In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). These coordinated proceedings primarily involved companies that completed public offerings in 1999 and 2000. The Consolidated Amended Class Action Complaint for Violation of the Federal Securities Laws ("Consolidated Complaint") was filed on or about April 19, 2002, and alleges claims against certain of the Company's officers, and CIBC World Markets Corp., Prudential Securities Incorporated, DB Alex. Brown, as successor to Deutsche Bank, and U.S. Bancorp Piper Jaffray Inc., underwriters of the Company's December 14, 1999 initial public offering ("underwriter defendants"), under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The Consolidated Complaint also alleges claims against the underwriter defendants under Section 12(2) of the Securities Act of 1933. The claims made in the Consolidated Complaint are substantially similar to the claims made in the over three hundred other amended complaints filed in the coordinated matter captioned In re Initial Public Offering Securities Litigation.

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

        In October 2002, certain of the Company's officers and directors who had been named as defendants in the In re Initial Public Offering Securities Litigation were dismissed without prejudice upon order of the presiding judge. In February 2003, the presiding judge dismissed the Section 10(b) claims against the Company with prejudice. In addition, the parties have been participating in a mediation. Certain settlement proposals have been made or are being considered, which could include dismissal of the remaining Section 11 claim against the Company. There can be no guarantee that the parties will be able to reach agreement on either a partial dismissal or a global resolution of the claims involving the issuer defendants. The Company believes that the Consolidated Complaint is without merit and intends to defend against it vigorously. The Company does not believe the outcome of this consolidated lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows.

  Indemnifications

        The Company from time to time enters into types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's assets; (ii) real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company's use of the applicable premises; and (iii) agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

        The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as December 31, 2002.

7. Restructuring Events

June 2002 Restructuring

        In June 2002, the Company undertook a strategic restructuring to streamline its operations in order to help achieve profitability. The provision and associated charges against the provision for June 2002 restructuring through the year ended December 31, 2002, are as follows:

	Employee Severance Costs	Termination of Lease and Other Obligations	Loss on Disposition and Retirement of Fixed Assets	Total
	(in thousands)
Provision recorded in the quarter ended June 30, 2002	$964	$169	$43	$1,176
Non-cash charges	—	—	(43)	(43)
Cash payments	(444)	(101)	—	(545)
Accrual reversals	(191)	(68)	—	(259)

Accruals at December 31, 2002	$329	$—	$—	$329

        In connection with the June 2002 restructuring, the Company incurred a total charge to operations of $1.2 million.

        Restructuring-related involuntary employee severance costs resulted in a charge of $964,000, pertaining to the estimated termination payout to employees worldwide. The employee reductions came principally from sales and marketing, engineering and general & administrative areas. During the year ended December 31, 2002, the Company recorded noncash restructure benefits from restructuring-related involuntary employee severance costs of $191,000, as a result of final settlements that were less than the amount of previously reserved obligations. A total of 16 employees were terminated as part of these cost cutting measures.

        The termination of lease and other obligations resulted in a charge of $169,000. The charge was primarily for the consolidation or elimination of facilities. The Company considered the costs of terminating these commitments to be related to its decision to reduce operating expenses. During the year ended December 31, 2002, the Company recorded noncash restructuring benefits from lease and other obligations of $68,000, as a result of final settlements that were less than the amount of previously recorded obligations.

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

        The provision and associated charges against the provision for restructuring, each of which relate to the discontinuation of Internet telephony operations, through the twelve months ended December 31, 2001 and 2002, are as follows:

	Employee Severance Costs	Termination of Lease and Facility Obligations	Retirement of Fixed Assets	Total
	(in thousands)
Provision recorded in the quarter ended March 31, 2001	$708	$1,532	$5,581	$7,821
Non-cash charges	—	—	(5,581)	(5,581)
Cash payments	(708)	(1,099)	—	(1,807)

Accruals at December 31, 2001	—	433	—	433
Cash payments	—	(211)	—	(211)
Accrual reversal	—	(213)	—	(213)

Accruals at December 31, 2002	$—	$9	$—	$9

        In connection with the January 2001 restructuring, the Company incurred a total charge to operations of $7.8 million.

        Restructuring-related involuntary employee severance costs resulted in a charge of $708,000, pertaining to the termination of employees worldwide. All worldwide employees who were involved in providing, selling or supporting Internet telephony services or who performed related functions were considered during the cost-cutting plan. A total of 58 employees were terminated as part of these cost-cutting measures.

        The termination of lease and facility obligations resulted in a charge of $1.5 million. The Company considered the costs of terminating these commitments to be related to its decision to cease providing Internet telephony services. During the year ended December 31, 2002, the Company recorded noncash restructure benefits from lease and facility obligations of $213,000, as a result of final settlements that were less than the amount of previously reserved obligations.

        The net book value of fixed assets retired as part of our restructuring totaled $5.6 million. The assets consisted primarily of computer hardware and software utilized in our Internet telephony business. During the year ended December 31, 2002, the Company sold Internet telephony assets that were previously written-off during the restructuring in January 2001 for a gain of approximately $335,000.

        In addition to the $7.8 million restructuring charge discussed above, the Company recorded a $1.4 million charge in general and administrative expense for the year ended December 31, 2001 related to the write-off of Internet telephony receivables as a result of its restructuring. Revenues derived from the Company's Internet telephony settlement services through January 2001, when these services were ceased, were recognized at the time of cash collection. Revenues in the year ended December 31, 2001 include $908,000 of Internet telephony services that were collected during the year ended December 31, 2001.

8. Income Taxes

        The provision for income taxes consists of foreign income and withholding taxes of approximately $155,000, $107,000 and $39,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

        The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (34%) to income before taxes is as follows:

	December 31,
	2000	2001	2002
	(in thousands)
Tax at federal statutory rate	$(11,357)	$(11,011)	$(1,694)
Unutilized net operating losses	11,357	11,011	1,694
Foreign tax	155	107	39

Total	$155	$107	$39

        Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2000	2001	2002
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$24,900	$36,400	$37,309
Tax credit carryforwards	1,200	1,530	1,740
Accruals and reserves not currently deductible	1,700	1,770	448
Fixed assets and intangibles	—	—	1,023

Total deferred tax assets	27,800	39,700	40,520
Valuation allowance	(27,800)	(39,700)	(40,520)

Net deferred tax assets	$—	$—	$—

        SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

        The valuation allowance increased by $820,000 during the year ended December 31, 2002, primarily as a result of continued operating losses. The tax benefits associated with employee stock options provide a deferred benefit of approximately $435,000, which has been offset by the valuation allowance. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital when realized.

        As of December 31, 2002, the Company has net operating loss carryforwards for federal tax purposes of approximately $103.9 million, which expire in years 2009 through 2022. The Company also has net operating loss carryforwards for state tax purposes of approximately $34.3 million, which expire in years 2004 through 2013. The Company has federal and state research and development tax credits, respectively, of approximately $956,000, which expire in years 2009 through 2022 and approximately $905,000, which carry forward indefinitely.

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

9. Stockholders' Equity

        Series A Redeemable Convertible Preferred Stock.    On April 19, 2002, the Company sold approximately 9.0 million shares of its Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock"), for $15.0 million, to investors affiliated with H&Q Asia Pacific and Vertex Management. The net proceeds of the offering, after deducting expenses, were $14.2 million. At the closing of the transaction, the Company also issued to these investors warrants to purchase approximately 904,000 shares of Series A Preferred Stock at a purchase price of $1.66 per share, and warrants to purchase approximately 1.4 million shares of Series A Preferred Stock at a purchase price of $2.49 per share.

        In connection with the closing, the parties entered into an amended and restated Series A Preferred Stock purchase agreement and a number of ancillary agreements, and the Company amended its certificate of incorporation to authorize and set forth the terms of the Series A Preferred Stock. The Company has designated a total of approximately 12.8 million shares as Series A Preferred Stock.

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

        Total warrant coverage to purchase Series A Preferred Stock represents 25% of the preferred stock purchased, with 10% of the warrants exercisable at $1.66 and 15% exercisable at $2.49. The warrants are exercisable at any time within five years after the closing. The intrinsic value assigned to the warrants amounted to approximately $2.5 million and is reflected in Additional Paid In Capital on the balance sheet.

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

        Preferred Stock.    As of December 31, 2001 and 2002, the Company had 5.0 million shares of preferred stock authorized at a par value of $0.001 per share. In accordance with the terms of the certificate of incorporation, the Board of Directors is authorized to provide for the issuance of one or more series of preferred stock, including increases or decreases to the series. The Board of Directors has the authority to set the rights, preferences and terms of such shares. As of December 31, 2001 and 2002, no shares of preferred stock were issued and outstanding.

        Convertible Preferred Stock Warrants.    In connection with the granting of certain short-term loans it entered into in 1998, the Company issued fully exercisable warrants to purchase 17,724 shares of Series D convertible preferred stock at $11.20 per share and 1,785 shares of Series D convertible preferred stock at $7.00 per share. Effective upon completion of the Company's initial public offering in December 1999, each unexercised warrant was converted into a warrant to purchase an equal number of shares of the Company's common stock. As of December 31, 2002, both of these warrants were still outstanding. The warrants are scheduled to expire as to 17,724 shares in November 2003 and 1,785 shares in December 2003. The warrants were valued utilizing the Black-Scholes option pricing model, and resulted in a fair market value of $9.30 per share utilizing a volatility factor of 1.02, interest rate of 5.18% and expected life of 4 years.

        Amortization expense, in connection with the warrants was approximately $15,000, $15,000 and $1,000 in 2000, 2001 and 2002, respectively. The fair value of the warrants was calculated using the Black-Scholes option pricing model.

        Common Stock Warrants.    In connection with entering into a roaming agreement with a certain customer, the Company issued a warrant for the purchase of approximately 103,000 shares of the Company's common stock at $7.00 per share. As of December 31, 2002, the warrant was still outstanding and fully exercisable. It will expire on the earlier of November 12, 2003 or the first anniversary of the date on which the roaming agreement with the customer is terminated. The warrant was valued utilizing the Black-Scholes option pricing model. The fair value of the warrant was amortized over the life of the agreement and was fully amortized as of December 31, 2000. Amortization expense of approximately $69,000 was included in 2000.

        Stock Option Plans.    Under the 1999 Equity Incentive Plan (the "Equity Plan") the Company reserved 4.5 million shares for issuance under the Equity Plan. Each year, the aggregate number of shares reserved for issuance under the Equity Plan has automatically increased by a number of shares equal to 5% of the Company's outstanding shares at the end of the preceding year. As of December 31, 2002, the aggregate cumulative number of shares reserved for issuance was 6.5 million shares. The Equity Plan provides for the granting of incentive stock options to employees and nonqualified stock options to employees, officers, consultants, directors, independent contractors and advisors. Under the Equity Plan, the Board of Directors determines the term of each award and the award price. In the case of incentive stock options, the exercise price may be established at an amount no less than the fair market value at the date of grant, while non-statutory stock options may have exercise prices not less than 85% of the fair market value as of the date of grant. The exercise price of incentive stock option granted to a 10% shareholder will not be less than 110% of the fair market value of the shares on the date of grant. Options granted under the Equity Plan for new employees generally vest with respect to 20% of the shares ten months after the employee's hire date and the remainder vesting ratably over the following forty months and options expire no later than ten years from the date of grant.

        In addition, the Company's 1995 Stock Option Plan and the 1997 Stock Option Plan (the "Option Plans"), provided for the granting of incentive stock options to employees and directors and nonqualified stock options to employees, consultants and directors. Options outstanding under the Option Plans generally were governed by the same terms as those under the Equity Plan, except that the options vest between 48 and 50 months. At the time of the Company's initial public offering, the Option Plans were terminated such that no new options may be granted under the Options Plans. Outstanding options at the date of the initial public offering remain outstanding under their original terms.

        Employee Stock Purchase Plan.    Under the 1999 Employee Stock Purchase Plan (the "Purchase Plan") the Company has reserved 500,000 shares of the Company's common stock for issuance under the Purchase Plan. The plan was adopted effective at the time of the initial public offering. Each year, the aggregate number of shares reserved for issuance under this plan will automatically increase by a number of shares equal to 1% of the Company's outstanding shares at the end of preceding year. As of December 31, 2002, the aggregate cumulative number of shares reserved for issuance was approximately 900,000 shares. Under the Company's Purchase Plan, qualified employees can elect to have between 2 and 15 percent of their annual earnings withheld, subject to maximum purchase limitations, to purchase the Company's common stock at the end of six-month enrollment periods. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the twenty-four month offering period or at the end of each six-month purchase period.

        Stock Options.    Stock option activity under the Plans for the three years ended December 31, 2002 is summarized below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 1999	2,406	$6.22
Granted	2,189	$16.02
Exercised	(302)	$2.77
Cancelled	(767)	$10.24

Outstanding at December 31, 2000	3,526	$11.80
Granted	2,243	$1.22
Exercised	(55)	$1.49
Cancelled	(1,700)	$7.40

Outstanding at December 31, 2001	4,014	$7.89
Granted	2,017	$1.45
Exercised	(199)	$1.19
Cancelled	(832)	$5.49

Outstanding at December 31, 2002	5,000	$5.96

        The following tables summarize information about options outstanding and exercisable under the Company's various option plans at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)	(years)		(in thousands)
$0.28-$1.09	1,222	8.24	$1.07	759	$1.08
$1.12-$2.27	2,235	9.03	$1.48	1,160	$1.54
$2.58-$7.00	704	7.23	$4.86	510	$4.42
$8.40-$16.19	368	7.15	$11.06	269	$11.02
$36.00-$56.25	471	7.23	$37.54	329	$37.54

Total	5,000	8.27	$5.96	3,027	$6.67

        In connection with the grant of stock options to employees, the Company recorded deferred compensation of approximately $1.8 million for the aggregate differences between the exercise prices of options at their dates of grant and the deemed fair value for accounting purposes of the common shares subject to these options. Such amount is included as a reduction of stockholders' equity and is being amortized on a straight-line basis over the option vesting periods, which are generally four years. The Company recorded compensation expense of $427,000, $427,000 and $169,000 in 2000, 2001, and 2002 respectively.

        At December 31, 2002, the Company had reserved shares of common stock for potential future issuance consisting of approximately 2.4 million shares upon exercises of Series A Preferred Stock and common stock warrants, approximately 8.6 million shares for exercises under the Equity Plan and approximately 168,000 shares under the Purchase Plan.

        During 2001, the Company modified the terms of all outstanding options to extend the exercise period of the option in certain circumstances in the event of a change of control. Compensation expense will be recorded in the future to the extent the employees benefit from this modification.

10. Stock Repurchase Program

        In September 2001, the Board of Directors approved a program to expend up to $2.0 million to repurchase shares of the Company's common stock in open market transactions. The Company purchased 110,000 shares for approximately $99,000 during 2001. No additional shares were repurchased by the Company in 2002.

11. Segment Information

        The Company operates solely in one segment, providing a global network for corporate enterprises with mobile and remote workforces and for the Company's service provider resellers and value-added resellers.

        The following is a summary of revenue and long-lived assets by geographical area for the periods presented:

	2000	2001	2002
	(in thousands)
Revenues by external customers:
United States, Canada & Latin America	$17,701	$10,487	$18,054
Japan/Korea	2,836	6,763	9,674
Asia Pacific	4,513	3,037	3,359
Europe, Middle East and Africa	4,429	3,407	3,594

	$29,479	$23,694	$34,681

Long-lived assets:
United States	$10,901	$3,736	$1,554
Rest of world	577	370	224

	$11,478	$4,106	$1,778

        Revenues by external customers are based on the customer's billing locations. Long-lived assets are those assets used in each geographic location. For the year ended December 31, 2002, Sony Communications Services Corporation, UUNET Technologies, Inc. ("WorldCom"), Fiberlink Communications Corporation and America Online, Inc. accounted for 17%, 13%, 13% and 11% of the Company's consolidated revenues, respectively. WorldCom has filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. WorldCom continues to generate business for the Company and to date all amounts owed by WorldCom to the Company for services rendered subsequent to its Chapter 11 filing have been paid in accordance with the terms of our agreement with WorldCom. For the year ended December 31, 2001, Sony Communications Services Corporation, Fiberlink Communications Corporation and America Online, Inc. accounted for 15%, 13% and 10% of the Company's consolidated revenues, respectively. For the year ended December 31, 2000, Facilicom International LLC accounted for 16% of the Company's consolidated revenues. Facilicom International LLC has not been a customer of the Company since GRIC ceased Internet telephony services in January 2001.

12. Other Employee Benefit Plans

        The Company has a retirement savings plan, commonly known as a 401(k) plan, that, in 2002, allowed participating employees based in the United States to contribute up to $11,000 of their pre-tax salary, if under age 50 or up to $12,000 of their pre-tax salary, if age 50 or older in 2002, subject to United States Internal Revenue Code limits. The Company does not currently make and has never made matching contributions. The Company does not allow investments in its own stock under the plan.

GRIC COMMUNICATIONS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Beginning of Period	Charged to Expense	Deducted from Revenue	Deductions (a)	Balance at End of Period
	(in thousands)
Accounts receivable allowance and reserves
For the year ended December 31, 2000	$701	$923	$708	$1,319	$1,013
For the year ended December 31, 2001	1,013	1,359	233	2,014	591
For the year ended December 31, 2002	591	(43)	187	486	249

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
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION FOR ANNUAL REPORT ON FORM 10-K
CERTIFICATION FOR ANNUAL REPORT ON FORM 10-K
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
GRIC COMMUNICATIONS, INC. Consolidated Balance Sheets (in thousands, except per share amounts)
GRIC COMMUNICATIONS, INC. Consolidated Statements of Operations (in thousands, except per share amounts)
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity
GRIC COMMUNICATIONS, INC. Consolidated Statements of Cash Flows (in thousands)
GRIC COMMUNICATIONS, INC. Notes to Consolidated Financial Statements
GRIC COMMUNICATIONS, INC. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS