Form 10-Q
period 2003-03-31
GRIC COMMUNICATIONS INC
filed 2003-05-14
CIK 1059155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number: 000-27871

GRIC COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0368092
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1421 McCarthy Blvd., Milpitas, California	95035
(Address of Principal Executive Offices)	(Zip Code)

408-955-1920
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No ☒

The number of shares of the registrant’s common stock outstanding as of April 30, 2003 was 21,061,464 shares.

GRIC COMMUNICATIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRIC COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	Mar 31, 2003	Dec 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,222	$7,314
Short-term investments	18,164	15,765
Accounts receivable, net of allowances of $336 and $249 at March 31, 2003 and December 31, 2002, respectively	4,632	3,978
Prepaid expenses and other current assets	1,676	1,108
Total current assets	28,694	28,165
Property and equipment, net	1,510	1,778
Other assets	580	667
Total assets	$30,784	$30,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,583	$4,331
Accrued compensation and benefits	608	596
Deferred revenue	549	276
Other current liabilities	344	343
Total current liabilities	6,084	5,546
Long-term liabilities	18	88
Commitments and contingencies
Stockholders’ equity:
Series A redeemable convertible preferred stock, $0.001 par value: 12,801 shares authorized, 8,720 and 9,036 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	11,340	11,752
Preferred stock, 5,000 shares authorized at March 31, 2003 and December 31, 2002: no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized at March 31, 2003 and December 31, 2002: 20,903 and 20,337 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	21	20
Additional paid-in capital	142,526	141,829
Deferred stock-based compensation	(24)	(65)
Accumulated deficit	(129,181)	(128,560)
Total stockholders’ equity	24,682	24,976
Total liabilities and stockholders’ equity	$30,784	$30,610

See accompanying notes

GRIC COMMUNICATIONS, INC.
Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	Mar. 31, 2003	Mar. 31, 2002
Revenues	$9,491	$7,384
Costs and expenses:
Cost of revenues	4,365	3,352
Network and operations	947	1,097
Research and development	645	787
Sales and marketing	2,697	3,138
General and administrative	1,400	1,457
Amortization of stock-based compensation(1)	41	44
Restructuring benefit	—	(464)
Total costs and expenses	10,095	9,411
Operating loss	(604)	(2,027)
Interest income and other, net	(9)	36
Interest expense	—	(16)
Operating loss before income taxes	(613)	(2,007)
Provision for income taxes	(8)	(8)
Net loss	$(621)	$(2,015)
Basic and diluted net loss per share	$(0.03)	$(0.10)
Shares used to compute basic and diluted net loss per share	20,729	19,975

(1)                   Included in amortization of stock-based compensation is $1 and $1 for network and operations, $2 and $4 for research and development, $1 and $1 for sales and marketing and $37 and $38 for general and administrative, for the three months ended March 31, 2003 and 2002.

See accompanying notes

GRIC COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	Mar. 31, 2003	Mar. 31, 2002
Cash flows from operating activities:
Net loss	$(621)	$(2,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	330	714
Amortization of stock-based compensation	41	44
Gain on sale of assets	(104)	(335)
Accounts receivable allowances	(5)	(4)
Noncash portion of restructuring benefit	—	(129)
Noncash warrant expenses—preferred stock	—	1
Net changes in assets and liabilities:
Accounts receivable	(649)	(347)
Prepaid expenses and other current assets	(568)	(881)
Other assets	87	(29)
Accounts payable	252	612
Accrued compensation and benefits	12	(751)
Deferred revenue	273	(88)
Other current liabilities	1	4
Other long-term liabilities	(70)	(3)
Net cash used in operating activities	(1,021)	(3,207)
Cash flows from investing activities:
Available-for-sale investments:
Purchases	(2,700)	(500)
Maturities	301	3,506
Proceeds from sales of fixed assets	104	335
Capital expenditures	(62)	(45)
Net cash provided by (used in) investing activities	(2,357)	3,296
Cash flows from financing activities:
Payments of debt and capital lease obligations	—	(277)
Proceeds from sales of common stock, net	286	66
Proceeds from sales of treasury stock	—	99
Net cash provided by (used in) financing activities	286	(112)
Net decrease in cash and cash equivalents	(3,092)	(23)
Cash and cash equivalents at beginning of quarter	7,314	4,021
Cash and cash equivalents at end of quarter	$4,222	$3,998

Supplemental disclosures of cash flow information:
Income taxes paid	$8	$—
Interest paid	$—	$14

See accompanying notes

GRIC COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.                       Basis of Presentation

The financial information at March 31, 2003 and for the three months ended March 31, 2003 is unaudited, but includes all adjustments (consisting of normal recurring adjustments and restructuring adjustments) that GRIC Communications, Inc. (the “Company”) considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for future periods.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The following information should be read in conjunction with consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.                       Summary of Significant Accounting Policies

Revenue Recognition and Related Allowances.  The Company derives revenues primarily from remote Internet access services to customers through its virtual network. These services are generally billed on a per-minute basis for usage or at a flat rate per month per user based on negotiated rates. The Company has some customers with minimum commitment arrangements. To a lesser extent, the Company derives revenues from licenses of its authentication software, related maintenance and support services, which are recognized ratably over the contractual services period or term of services, and other optional services related to its GRIC MobileOffice offering.

Revenues are recognized when a binding agreement or purchase order from the customer has been received, the services have been delivered, the fee or price was fixed or determinable, the collection of the receivable was reasonably assured, and no significant post-delivery obligations remained.

The Company records estimated allowances against revenues in the same period the revenues are recorded. These estimates are based upon historical analysis of our credit memo data and other known factors for pricing and transaction volume disputes that arise in the normal course of business. To date, allowances pertaining to the Company’s current business have not been significant.

From time to time, the Company’s customers, including significant customers, may seek protection under bankruptcy laws. When this occurs, the Company determines its ongoing exposure to risk that a pre-filing account receivable will prove to be uncollectible, and establishes appropriate allowances for that contingency as necessary. In addition, for each continuing customer in bankruptcy the Company evaluates the creditworthiness of the customer and determines whether revenue should be recognized on an accrual basis or as cash payments are received. When revenue is recorded on a accrual basis, the Company bases its judgment on the creditworthiness of the debtor-in-possession, their payment experience, collectability of receivables are reasonably assured, all in addition to other revenue recognition criteria having been met.

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses from its customer’s inability to make required payments. In order to estimate the appropriate level of this allowance, the Company analyzes historical bad debts, customer concentrations, current customer credit-worthiness, current economic trends and changes in its customer payment patterns. If the financial condition of its customers were to deteriorate and to impair their ability to make payments, additional allowances might be required in future periods.

Restructuring Expenses and Related Accruals. In each of January 2001 and June 2002, we undertook plans to restructure our operations in order to reduce operating expenses. Estimated restructuring expenses have included severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. Given the significance of, and timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. The Company’s restructuring expenses involved significant estimates made by management using the best information available at the time that the estimates were made, some of which were based upon information provided by third parties. The Company continually evaluates the adequacy of the remaining liabilities under its restructuring initiatives. Although the Company believes that these estimates accurately reflect the costs of its restructuring plans, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions.

Net Loss Per Share.  Net loss per common share and diluted net loss per share are presented in conformity with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”) for all years presented.

In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of basic and diluted net loss per share, as their effect is antidilutive.

Weighted-average options outstanding to purchase approximately 1.1 million and 906,000 shares of common stock for the three months ended March 31, 2003 and 2002, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Reclassifications.  Amounts for revenues and cost of revenues in the previous quarter have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements.  In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principle difference between SFAS 146 and EITF 94-3 relates to its requirement for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. There was no impact on the Company’s consolidated financial position or results of operations from the adoption of SFAS 146 as the Company did not have any exit or disposal activities during the three months ended March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity’s product warranty liabilities. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure provisions of FIN 45. The Company does not expect the adoption of the accounting requirements of FIN 45 will have a material impact on its consolidated financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim financial statement disclosure requirements of SFAS 148 are effective for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company’s consolidated financial position and results of operations as the Company has not elected to adopt the fair value based method of accounting for stock-based compensation as per SFAS 123. The Company has adopted the annual and interim disclosure requirements of SFAS 148.

3.                       Stock-Based Compensation

As permitted under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company has elected to continue to follow APB No. 25 and related interpretations in accounting for its stock-based awards to employees. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 148 and SFAS No. 123 and has been determined as if the Company had accounted for awards to employees under the fair value method of SFAS No. 123. The fair value of stock options under the Company’s 1999 Equity Incentive Plan and stock purchase plan rights under the Company’s 1999 Employee Stock Purchase Plan was estimated as of the grant date using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options and requires the input of highly subjective assumptions including expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The fair value of stock options granted during the three months ended March 31, 2003 and 2002 were estimated at the date of grant assuming no expected dividends and the following weighted average assumptions.

Stock Options

	Three Months Ended March 31,
	2003	2002

Expected life (years)	1.64	2.70
Expected stock price volatility	1.14	1.14
Risk-free interest rate	2.91%	4.72%

Stock Purchase

	Three Months Ended March 31,
	2003	2002

Expected life (years)	0.50	0.50
Expected stock price volatility	1.07	1.23
Risk-free interest rate	2.78%	4.90%

For purposes of pro forma disclosures, the estimated fair value of stock-based awards is amortized against pro forma net income over the stock-based awards’ vesting period for options and over the offering period for stock purchases under the Company’s 1999 Employee Stock Purchase Plan.

The Company’s pro forma information is as follows:

	Three Months Ended March 31,
	2003	2002

	(in thousands, except per share amounts)
Net loss as reported	$(621)	$(2,015)
Stock-based compensation expense	(693)	(1,262)
Amortization of stock compensation	41	44
Pro forma net loss	$(1,273)	$(3,233)

Basic and fully diluted net loss per share
As reported	$(0.03)	$(0.10)

Pro forma	$(0.06)	$(0.16)

Calculated under SFAS No. 123, the weighted-average fair values of the employee stock options granted during the three months ended March 31, 2003 and 2002 were, $1.12 and $0.89 per share, respectively. The weighted-average estimated fair value of shares purchased under the Company’s 1999 Employee Stock Purchase Plan during the three months ended March 31, 2003 and 2002 were $0.63 and $0.67 per share, respectively.

4.                       Intangible Assets

The Company entered into an agreement with a wireless service provider during 2001 for the exchange of services, which resulted in a prepayment for future wireless services and the obligation by the Company to provide future Internet roaming services. The assessed value of these wireless services is included in prepaid expenses and other current assets and in other assets in the amounts of $200,000 and $400,000, respectively. As of March 31, 2003, these assets had not been utilized; these services are due to expire on September 30, 2003. The Company is currently in discussions with the provider to modify the scope of the business relationship in order to enable the Company to realize value equivalent to that of the prepaid assets.  In assessing the recoverability of these amounts, the Company must make certain assumptions regarding a number of factors including its ability to modify the scope of the business relationship to determine the fair value of the assets.  If the Company is unable to modify the scope of the business relationship in order to enable the Company to realize value equivalent to that of the prepaid assets or if these assumptions change during the term of the underlying agreement with the service provider, the Company might be required to record an impairment charge related to these assets in the future.

5.                       Commitments and Contingencies

Lease commitments.   The Company leases all of its facilities under operating leases that expire at various dates through 2008. As of March 31, 2003, the Company had $2.7 million in future operating lease commitments.

Purchase Commitments.   The Company has entered into certain non-cancelable purchase commitments from suppliers who provide network access, software and related services that are utilized by the Company in order to deliver its GRIC MobileOffice solution. As of March 31, 2003 the Company had $873,000 in future purchase commitments that expire at various dates through 2004.

Legal Matters.   The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.

In July and August 2001, the Company and certain of its officers were named as defendants in five purported securities class action lawsuits filed in the United States District Court, Southern District of New York, captioned as In re GRIC Communications, Inc. Initial Public Offering Securities Litigation, No. 01 Civ 6771 (SAS), and is one of over three hundred substantially identical proceedings consolidated as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). The Consolidated Amended Class Action Complaint for Violation of the Federal Securities Laws (“Consolidated Complaint”) was filed on or about April 19, 2002, and alleges claims against certain of the Company’s officers and against CIBC World Markets Corp., Prudential Securities Incorporated, DB Alex. Brown, as successor to Deutsche Bank, and U.S. Bancorp Piper Jaffray Inc., underwriters of the Company’s December 14, 1999 initial public offering (“underwriter defendants”), under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended.

In October 2002, certain of the Company’s officers and directors who had been named as defendants in the In re Initial Public Offering Securities Litigation were dismissed without prejudice upon order of the presiding judge. In February 2003, the presiding judge dismissed the Section 10(b) claims against the Company and its named officers and directors with prejudice.  In addition, the parties have been participating in a mediation.  Settlement proposals that could include dismissal of the remaining Section 11 claim against the Company have been made. There can be no guarantee that the parties will be able to reach agreement on either a partial dismissal or a global resolution of the claims involving the issuer defendants. The Company’s management believes that the Consolidated Complaint is without merit and intends to defend against it vigorously. The Company does not believe the outcome of this consolidated lawsuit will have a material adverse affect on the Company’s financial condition, results of operations or cash flows.

Indemnifications.   The Company from time to time enters into types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s assets; (ii) real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet at March 31, 2003.

6.                       Restructuring Events

June 2002 Restructuring.   In June 2002, the Company undertook a strategic restructuring to streamline its operations in order to help reduce operating expenses. The provision and associated charges against the provision for the June 2002 restructuring through the year ended December 31, 2002, and the three months ended March 31, 2003, are as follows:

	Employee Severance Costs	Termination of Lease and Other Obligations	Loss on Disposition and Retirement of Fixed Assets	Total
	(in thousands)

Provision recorded in the quarter ended June 30, 2002	$964	$169	$43	$1,176
Non-cash charges	—	—	(43)	(43)
Cash payments	(444)	(101)	—	(545)
Accrual reversals	(191)	(68)	—	(259)
Accruals at December 31, 2002	329	—	—	329
Cash payments	(44)	—	—	(44)
Accruals at March 31, 2003	$285	$—	$—	$285

In connection with the June 2002 restructuring, the Company incurred a total charge to operations of $1.2 million.

Restructuring-related involuntary employee severance costs resulted in a charge of $964,000, pertaining to the estimated termination payout to employees worldwide. During the year ended December 31, 2002, the Company recorded noncash restructure benefits from restructuring-related involuntary employee severance costs of $191,000, as a result of final settlements that were less than the amount of previously reserved obligations.  As of March 31, 2003, the Company has a remaining restructuring accrual of $285,000. A total of 16 employees were terminated as part of these cost cutting measures.

The termination of lease and other obligations resulted in a charge of $169,000.  During the year ended December 31, 2002, the Company recorded noncash restructuring benefits from lease and other obligations of $68,000, as a result of final settlements that were less than the amount of previously recorded obligations.  As of March 31, 2003, the Company had no further lease and other obligations pertaining to the June restructuring.

The loss on disposition and write-off of assets totaled $43,000. This loss was primarily the result of retirement of fixed assets due to the closure of a facility.

January 2001 Restructuring.    In January 2001, the Company undertook a strategic restructuring and decided to cease providing its Internet telephony settlement services, based on an analysis of the operating expenses required to support these services and the low gross margins associated with them, and on the Company’s expectation that continued Internet telephony operations would require additional cash infusions to the business. The Company completed this strategic restructuring by December 2001.

During the three months ended March 31, 2002, the Company recorded a restructuring benefit of $464,000 due to an unexpected gain of approximately $335,000 on Internet telephony assets that were previously written-off during the restructuring in January 2001 and the elimination of the remaining restructuring accrual in the amount of $129,000.  The Company settled the related obligations for amounts which were less than previously estimated.  As of March 31, 2003, there were no remaining accruals from our January 2001 strategic restructuring.

7.                       Segment Information

The Company operates solely in one segment, providing a global network for corporate enterprises with mobile and remote workforces and for the Company’s service provider resellers and value-added resellers.

The following is a summary of revenue and long-lived assets by geographical area for the periods presented:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Revenue by external customers:
United States, Canada and Latin America	$5,025	$3,451
Japan/Korea	2,584	2,144
Asia Pacific	857	828
Europe, Middle East and Africa	1,025	961
	$9,491	$7,384

The following is a summary of long-lived assets by geographical area for the periods presented:

	March 31, 2003	December 31, 2002
	(in thousands)
Long-lived assets:
United States	$1,298	$1,554
Rest of World	212	224
	$1,510	$1,778

Revenue by external customer is based on the customer’s billing locations. Long-lived assets are those assets used in each geographic location.  For the three months ended March 31, 2003, three customers each accounted for 10% or more of the Company’s total consolidated revenues.

8.                       Stock Repurchase Program

In September 2001, the Board of Directors approved a program to expend up to $2.0 million to repurchase shares of the Company’s common stock in open market transactions. The Company purchased 110,000 shares for approximately $99,000 during 2001. No additional shares were repurchased by the Company during 2002 or during the quarter ended March 31, 2003.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the selected consolidated financial information and the consolidated financial statements and notes appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements, such as statements of expected revenues and expenses, that involve risks and uncertainties. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those detailed from time to time in our filings with the Securities and Exchange Commission and those discussed in this Form 10-Q, particularly in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and under “Factors That May Affect Future Results.”

Unless expressly stated or the content otherwise requires, the terms “we”, “our”, “us”, “the Company” and “GRIC” refer to GRIC Communications, Inc. and its subsidiaries as a whole.

Overview

We provide remote Internet access, managed security services — both virtual private network and remote end-point security — and mobile broadband services for customers requiring mobile office communications capabilities worldwide.  Our services solution, called the GRIC Mobile Office, enables people who are working away from the office to remain productively and securely connected to their home network as if they were working in their office.  Our solution is used by corporate enterprises with mobile employees and remote workforces on a global basis.

We provide services over a heterogeneous virtual network known as the GRIC TierOne Network. As of March 31, 2003, the GRIC TierOne Network included more than 30,000 Internet access dialing locations, 700 public wireless fidelity — or WiFi — hotspots and over 400 public broadband access points in approximately 150 countries.  We created this network by forming contractual relationships with over 300 Internet service providers and telecommunication companies.  These providers, to whom we refer as the GRIC TierOne Network members, are able to share their communications networks.   Our customers benefit from the resulting network delivering a secure mobile Internet access solution cost-effectively. Our member providers benefit from the GRIC TierOne Network because we manage this shared network and provide settlement services as a clearinghouse. As a clearinghouse, we have established common technical, service and payment standards to settle charges that our customers incur when their end users access the network facilities of GRIC TierOne Network members in order to initiate Internet-based communications, such as Internet roaming. We intend to continue evolving our service offering to introduce new Internet-based mobile office communications services that may be adopted, deployed and managed on a global scale across the GRIC TierOne Network.

We have incurred substantial losses since our inception as a result of expenses associated with building the GRIC TierOne Network and related network infrastructure and with developing our software products. Although we were cash flow positive for our combined activities for the first time during the fourth quarter of 2002, we had an accumulated deficit of approximately $129.2 million as of March 31, 2003 and incurred a loss for the three month period ending March 31, 2003. See “Factors That May Affect Future Results—We have a history of net losses and may incur future losses.”

Our business model has evolved in the course of our development and we believe that period-to-period comparisons of our operating results should not be relied upon as indicative of future performance. Our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. See “Factors That May Affect Future Results—We have limited experience in our business, which makes it more difficult for us to execute our business plan and for you to evaluate us.”

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

From time to time our customers, including significant customers, may seek protection under bankruptcy laws. When this occurs, our management determines our risk that an account receivable will prove to be uncollectible, and establishes appropriate reserves for that contingency as necessary. In addition, for each continuing customer in bankruptcy management evaluates the creditworthiness of the customer and determines whether revenue should be recognized on an accrual basis or as cash payments are received. When we record revenue on an accrual basis, management has based their judgment on the creditworthiness of the debtor-in-possession, their experience, and reasonable assurance of collectability of receivables, in addition to other revenue recognition criteria having been met.

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses from our customers’ inability to make payments they owe us. In order to estimate the appropriate level of this allowance, we analyze historical bad debts, customer concentrations, current customer credit-worthiness, current economic trends and changes in our customer payment patterns. If the financial condition of our customers were to deteriorate and to impair their ability to make payments to us, additional allowances might be required in future periods.  If our estimates prove too low, future revenues will be lower.

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

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues.   Revenues consist of amounts received from our customers for utilizing our remote Internet access services or other services from our GRIC MobileOffice offering that we provided. Total revenues increased to $9.5 million in the three months ended March 31, 2003 from $7.4 million in the three months ended March 31, 2002, representing an increase of 29%. The increase of approximately $2.1 million was primarily due to increased volumes of our remote Internet access services by our existing customers in North America and to a lesser degree the expansion of our global customer base. We expect 2003 revenues to exceed 2002 revenues based on increased usage of our remote Internet access services as well as increased sales of our managed security service offering and our value-added services.

Cost of Revenues.  Cost of revenues consists of amounts we pay to access the Internet in order to provide remote Internet access services to our customers and amounts we pay to third parties to offer other mobile broadband services.  Cost of revenues increased to $4.4 million in the three months ended March 31, 2003 from $3.4 million in the three months ended March 31, 2002, which represented an increase of 30%. The increase of approximately $1.0 million reflects corresponding increases in the volume of remote Internet access and the expansion of our customer base.  We expect that the cost of revenues in 2003 will increase in absolute dollars when compared to 2002, as remote Internet access revenues increase, but will decline as a percentage of total revenues.

Network and Operations.  Network and operations expenses include salaries and benefits, allocated facility and management information systems expenses, depreciation on network equipment, administrative expenses, costs of co-location of network equipment and leased telecommunication lines and other related costs. Network and operations expenses decreased to $947,000 in the three months ended March 31, 2003 from $1.1 million in the three months ending March 31, 2002, representing a decrease of 14%. The decrease of approximately $150,000 reflects reductions of approximately $135,000 in depreciation expense primarily associated with older assets that are still in use, but have reached the end of their estimated lives for accounting purposes and reductions of approximately $69,000 in compensation-related expenses that were primarily due to lower staffing levels and the elimination of compensation programs, partially offset by an increase of approximately $36,000 in co-location expenses due to the addition of an Internet server co-location site.  We expect the amount of network and operations expenses to increase in 2003 when compared to 2002, as we expand our customer support department to accommodate our shift to supporting enterprise customers and purchase new servers to replace those that have reached the end of their useful lives.

Research and Development.  Research and development expenses consist of quality assurance, salaries and benefits, allocated facility and management information systems, depreciation costs, facilities costs, outside consultants, administration and other related costs. Research and development expenses decreased to $645,000 in the three months ended March 31, 2003 from $787,000 in the three months ended March 31, 2002, representing a decrease of 18%. The decrease of approximately $142,000 reflects reductions of approximately $89,000 in outside professional services expenses and reductions of approximately $57,000 in compensation-related expenses, primarily due to shifting staff from our U.S. headquarters to our development center in India where engineering talent is available at more favorable rates. We expect research and development expenses to increase moderately, in absolute dollars, in 2003.

Sales and Marketing.  Sales and marketing expenses consist of salaries and benefits, allocated facility and management information systems costs, travel and entertainment costs, costs for marketing and promotional programs, outside consultant fees, administrative expenses, costs associated with domestic and international sales offices and other related costs. Sales and marketing expenses decreased to $2.7 million in the three months ended March 31, 2003 from $3.1 million in the three months ended March 31, 2002, representing a decrease of 14%. The decrease of approximately $441,000 reflects reductions of approximately $396,000 in compensation-related expenses, approximately $87,000 in outside professional services expenses due to continued efforts to streamline our operations in 2003 and approximately $47,000 in depreciation expense primarily associated with older assets that are still in use, but have reached the end of their estimated lives for accounting purposes.  These decreases were partially offset by increases of approximately $60,000 in costs associated with allocated facility and management information systems. We expect the overall amount of sales and marketing expenses to significantly increase during 2003 as we evolve our business strategy to employ not only an indirect sales channel, but also a direct sales channel.

General and Administrative.  General and administrative expenses consist of general corporate and facility costs as well as salary, benefits and related costs for executive, finance, legal, administrative, human resources, investor relations and management information systems functions and provisions for uncollectible receivables. General and administrative expenses decreased to $1.4 million in the three months ended March 31, 2003 from $1.5 million in the three months ended March 31, 2002, representing a decrease of 4%. The decrease of approximately $57,000 reflects a decrease of $149,000 in depreciation expense primarily associated with older assets that are still in use, but have reached the end of their estimated lives for accounting purposes, approximately $102,000 in compensation-related expenses and approximately $85,000 in lower facility costs due to continued efforts to streamline our operations in 2003, primarily offset by an increase of approximately $365,000 for one-time costs related to the resignation of the Company’s CEO. We expect the amount of general and administrative expenses to gradually increase in 2003, but to decrease as a percentage of total revenue for the same period.

Amortization of Stock-Based Compensation.  Some stock options granted through December 14, 1999 were considered compensatory because the deemed fair value for accounting purposes was higher than the stock option exercise price as determined by the board of directors on the date of grant. As a result, we recorded amortization of deferred compensation expense of $41,000 and $44,000 in the three months ended March 31, 2003 and 2002, respectively.  As of March 31, 2003, we had an aggregate of $24,000 of deferred compensation remaining to be amortized. Deferred compensation is amortized on a straight-line basis over the vesting period of the options. We expect amortization to end in 2003.

Restructuring Charge.  In each of June 2002 and January 2001, we undertook plans to restructure operations in order to reduce operating expenses.

In our June 2002 strategic restructuring, we streamlined our operations in order to help us reduce operating expenses. As of March 31, 2003, the remaining balance in our restructuring accrual was $285,000.

In our January 2001 strategic restructuring, we decided to cease providing Internet telephony settlement services, based on an analysis of the operating expenses required to support these services and the low gross margins associated with them, and on our expectation that continued Internet telephony operations would require additional cash infusions to the business. During the three months ended March 31, 2002, we recorded a restructuring benefit of $464,000 due to a gain of approximately $335,000 on Internet telephony assets that were previously written-off during the restructuring in January 2001 and reversals to our restructuring accrual in the amount of $129,000.  The accrual was reversed as a result of final settlements that were less than the amount of previously reserved obligations. As of March 31, 2003, there were no remaining accruals from our January 2001 strategic restructuring.

Interest Income and Other, Net.   Interest income and other, net, consists of interest income on cash balances and on short-term investments, gain on disposition of assets and sales, use and value-added tax. Interest income and other, net, represented a net expense of $9,000 for the three months ended March 31, 2003 as compared to $36,000 of income for the three months ended March 31, 2002. The decrease of approximately $45,000 reflects sales, use and value-added tax on equipment for approximately $172,000 and net losses due to foreign currency translation on the results of operations of our international offices of approximately $6,000, partially offset by a gain on the sale of assets of $104,000 and an increase in interest income of approximately $29,000 due to higher cash balances related to our Series A Preferred Stock funding completed in April 2002.

Interest Expense.   Interest expense consists of interest expense associated with capital leases and amortization of the fair value of warrants issued in connection with our financing activities. There was no interest expense in the three months ended March 31, 2003, as we paid our remaining debt balance from our capital lease obligations during the fourth quarter of 2002 as compared to $15,000 for the three months ended March 31, 2002.  There was no amortization of the fair value of warrants in the three months ended March 31, 2003 as compared to $1,000 for the three months ended March 31, 2002.

Income Taxes.   The provision for income taxes for March 31, 2003 and 2002 was $8,000. The provision for income taxes consists of foreign tax provisions.

Liquidity and Capital Resources

	March 31, 2003	March 31, 2002
	(in thousands)
Cash and cash equivalents	$4,222	$3,998
Net cash used in operating activities	(1,021)	(3,207)
Net cash provided by (used in) investing activities	(2,357)	3,296
Net cash provided by (used in) financing activities	286	(112)

Cash and cash equivalents.    Our principal source of liquidity is our cash, cash equivalents and short-term investments. As of March 31, 2003, in addition to our cash and cash equivalents balance of $4.2 million we had a short-term investment balance of approximately $18.2 million.

Operating activities.   Net cash used in operating activities was $1.0 million in the three months ended March 31, 2003, and $3.2 million in the three months ended March 31, 2002. Net cash used in operating activities in the three months ended March 31, 2003 reflects our net operating losses of $621,000, higher accounts receivable balances of approximately $649,000 due to increased revenues and higher prepaid and other current asset balances of $568,000 due primarily to the payment of our 2003 directors’ and officers’ insurance policy. Net cash used in operating activities in the three months ended March 31, 2002 reflects net operating losses of $2.0 million, a higher prepaid and other current asset balance of $881,000 due primarily to the payment of our 2002 directors’ and officers’ insurance policy and capitalized costs related to our Series A Preferred Stock funding that was closed in April 2002, and lower accrued compensation and benefit payable balances of $751,000 principally due to the elimination of our 2002 bonus plan.

Investing activities.    Net cash used in investing activities was $2.4 million in the three months ended March 31, 2003 and net cash provided by investing activities was $3.3 million in the three months ended March 31, 2002. Net cash used in investing activities in the three months ended March 31, 2003 reflects purchases of short-term investments.  The net cash provided by investing activities in the three months ended March 31, 2002 was primarily the result of proceeds from maturing short-term investments to fund net operating activities.

Financing activities.    Net cash provided by financing activities was $286,000 in the three months ended March 31, 2003 and net cash used in financing activities was $112,000 in the three months ended March 31, 2002. The net cash provided by financing activities in the three months ended March 31, 2003 was principally due to proceeds received from the sale of common stock through the incentive stock option and the employee stock purchase plans. The net cash used in financing activities in the three months ended March 31, 2002 was primarily due to the payment of our debt and capital lease obligations.

Commitments.    We lease all of our facilities under operating leases that expire at various dates through 2008. As of March 31, 2003, we had $2.7 million in future operating lease commitments. We have entered into certain non-cancelable purchase commitments from suppliers who provide network access, software and related services that are utilized by the Company in order to deliver its GRIC MobileOffice solution.  We have $873,000 in future purchase commitments that expire at various dates through 2004.

Summary of Liquidity.   At March 31, 2003, we had an accumulated deficit of $129.2 million and we incurred a net loss of approximately $621,000 for the three months ended March 31, 2003. We achieved profitability in the fourth quarter of 2002 and simultaneously turned cash flow positive for our combined activities for that quarter. We expect to be profitable for fiscal year 2003.

We believe that our available cash, cash equivalents and short-term investments of $22.4 million at March 31, 2003, and cash expected to be generated by operations during the next twelve months, will fund planned operations for at least the next twelve months.  Our current business model does not require a substantial investment in capital equipment.  Although a large portion of our fixed assets have reached the end of their useful lives for accounting purposes, we expect spending levels for capital assets in the near-term to remain consistent with levels in recent quarters.

We plan to invest in expanding our Internet roaming and related services on a global basis by continuing to build strategic partnering relationships. This will require us to maintain market acceptance and to grow our Internet roaming and related services offerings in order for us to continue our research and development activities and fund planned operating expenses. There can be no assurance that our Internet roaming product offerings will maintain market acceptance, growth and operating margins.

If we are unable to attain our revenue and margin goals, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring may be necessary to enable us to meet our cash requirements through at least the next 12 months. These actions could have a material adverse effect on our business, results of operations and prospects. Furthermore, we may need to raise additional funds in future periods through public or private financing, or other arrangements, to fund operations and potential acquisitions, if any. Although we achieved cash flow positive results for our combined activities during the fourth quarter of fiscal year 2002, we may not remain cash flow positive. If additional financing is needed, it might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 146 (‘‘SFAS 146’’), ‘‘Accounting for Costs Associated with Exit or Disposal Activities.’’ SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, ‘‘Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)’’ (‘‘EITF 94-3’’). The principle difference between SFAS 146 and EITF 94-3 relates to its requirement for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. There was no impact on our consolidated financial position or results of operations from the adoption of SFAS 146, as we did not have any exit or disposal activities during the three months ended March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (‘‘FIN 45’’), ‘‘Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.’’ FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity’s product warranty liabilities. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15,

2002. We have adopted the disclosure provisions of FIN 45. We do not expect that the adoption of the accounting requirements of FIN 45 will have a material impact on our consolidated financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (‘‘SFAS 148’’), ‘‘Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.’’ SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim financial statement disclosure requirements of SFAS 148 are effective for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on our consolidated financial position and results of operations, as we have not elected to adopt the fair value based method of accounting for stock-based compensation as per SFAS 123. We have adopted the annual and interim disclosure requirements of SFAS 148.

Factors That May Affect Future Results

In addition to the information in this Quarterly Report Form 10-Q, the following should be considered in evaluating GRIC and our business.

We have a history of net losses and may incur future losses.

We have incurred net losses every year since our inception. We reported operating losses before income taxes of approximately $621,000 for the three months ended March 31, 2003, $5.0 million for 2002, $31.5 million for 2001, and $32.4 million for 2000.  Although we were profitable in the fourth quarter of 2002, as of March 30, 2003 we had an accumulated deficit of $129.2 million. Although we experienced positive cash flow for our combined activities in the fourth quarter of 2002, we experienced a loss in the first quarter of 2003 and have experienced negative cash flows in each year since our inception in 1994.   We cannot assure you that we will become profitable or cash flow positive. Moreover, we might not be able to increase our operating profitability on a quarterly or annual basis. To increase profits, we will need to generate additional revenue growth from our existing customers and to obtain new customers, while continuing to control our expenses. We expect to continue to invest in network and operations, research and development and sales and marketing, and we expect to face pressure to adopt new pricing arrangements, including volume discounts, that may lower our gross margins. If revenues do not meet levels we anticipate, or if our costs and expenses exceed our expectations, our quarterly losses would continue, and the price of our common stock is likely to decline as a result.

We have limited experience in our business, which makes it more difficult for us to execute our business plan and for you to evaluate us.

We have limited experience providing clearinghouse services—having done so since only 1997—and it is only since January 2001 that our efforts have been focused primarily on providing services that enable our customers to provide Internet roaming services to their end-users. We have only offered our GRIC MobileOffice solution since mid-2002. Many members of our senior management team and other employees have worked with us for only a short period of time. As a result of our limited operating history, we have little meaningful historical financial data upon which to plan operating expenses or forecast our revenues accurately. This combination of factors makes it difficult for us to plan and to implement plans, and it makes it difficult for you to evaluate your investment in GRIC.

We may require additional capital for our operations, which could have a negative effect on your investment.

If our cash proves to be insufficient to fund our operations, we may need to raise additional funds at some point in the future. If we raise additional funds by selling equity or convertible debt securities, our stockholders may experience additional dilution and these new securities may have powers, preferences and rights that are senior to those of the rights of our common stock. For example, as a result of the April 2002 sale of our Series A Preferred Stock, the investors in our Series A Preferred Stock control a significant portion of our outstanding capital stock, and the owners of the Series A Preferred Stock have rights that are senior to those of holders of the common stock in the event of a bankruptcy or liquidation, and the issuance of the Series A Preferred Stock has substantially diluted the ownership interest of the common stockholders. We cannot predict whether additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our business operations, promote our brand identity, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures. Any inability to do so could have a negative effect on our business, revenues, financial condition and results of operations.

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

Our business environment is intensely competitive, highly fragmented and rapidly changing. Competition can come from many sources. For example, we compete directly with iPass in the market for Internet roaming and related settlement services, and iPass has a network that competes with the GRIC TierOne Network. Large communications service providers such as AT&T, Equant and WorldCom/UUNET also have the ability and resources to compete with us in the Internet-based mobile office communications services market. We could also face competition from emerging, wireless based network service providers targeting the traveling business communities. Many of our competitors have substantially greater resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. Any of these competitors may combine or form strategic partnerships, gaining competitive advantages as a result. Our competitors may be able to develop and market products and services that are superior to our own in terms of features, quality, pricing or other factors.  This competition may result in reduced prices and longer sales cycles for our products.  If any of our larger competitors were to commit greater technical, sales, marketing and other resources to our markets, it would be more difficult for us to compete.

Since we have no assurance that our customers will continue to use our services or that our customer base will expand, we have little ability to predict revenue growth or operating results.

Our customers are generally free to use competing products and services, so we could face significant customer losses, at unpredictable times. Our customers are generally not obligated to generate minimum revenues, and some generate very little revenue for us. On the other hand, we had four customers in 2002 that each accounted for more than ten percent of our revenues:  Sony Communication Network Corporation (17%), Fiberlink Communications Corporation (13%), WorldCom/UUNET (13%) and America Online, Inc. (11%).  Losing any of these customers would mean a significant revenue shortfall for us.  These factors make it difficult to anticipate the level of our future revenues from existing customers. In addition, our success depends on our ability to expand our customer base. If we are unable to expand our customer base and to increase our average revenues per customer, our business success will be less likely.

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

The success of our business depends on our ability to introduce new services, products and features that will generate new revenues.  Each effort to develop and introduce a new service, product or feature involves investments of money, personnel and time, as well as opportunity costs.  In 2002 we introduced GRIC MobileOffice, a product suite that includes wireless access, security monitoring and other features in addition to our traditional dial-up access.  We have no assurance that this new product will be accepted by the marketplace, or whether competing technologies will be more popular.  Further, we do not know whether third-party developers of Internet communications applications will be willing to develop new applications that can be delivered as part of our mobile office communications solutions, or whether we will be able to develop any applications of this type ourselves.  If our new products are not successful, we will not achieve a profitable return on the costs of product development and launch, and we will have lost opportunities to pursue other products.

We depend on our customers to market Internet-based communications services to their end users, so if our customers fail to market their services effectively, our revenues may be reduced.

Our business depends on the efforts and success of our customers in marketing Internet-based communications services to their end users. We have little ability to promote our services, or to promote demand for our customers’ services generally.   The use of the Internet as a medium for communications services remains unproven.  If our customers fail to market their Internet-based communications services effectively, our revenues will be reduced. Similarly, if the market for Internet-based communications services fails to grow, or expands more slowly than anticipated, our revenues will be lower than expected. The Internet-based services we provide are relatively new and have not achieved widespread market acceptance. Network service providers and communication solutions providers may be reluctant to promote or rely upon our services until they gain greater commercial acceptance, which may never occur.

Sales in the Internet infrastructure market are unpredictable, and since we depend on sales to this market, our revenues and any earnings are at risk when the market declines.

Sales to the Internet infrastructure market are characterized by sporadic purchasing decisions and sensitivity to expansions and contractions in the telecommunications industry. Recently, many companies have warned of purchasing declines in the Internet infrastructure market. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding and the extent to which service providers are affected by local regulatory and business conditions. If our sales do not match our expectations, we would likely be unable to achieve sustained profitability.

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

•                                          the mix of services used by our customers’ end users;

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

Our success depends on our ability to assure generally error-free clearinghouse services, uninterrupted operation of our network and software infrastructure, and a satisfactory experience for our customers’ end users. In the past, we have experienced problems due to our inability to detect system malfunctions and due to errors in collecting or processing account usage and settlement data. Due to the high level of performance required for critical communications traffic, any failure to deliver a satisfactory experience to end users, whether or not caused by our own failures, and any failure to provide accurate settlement data in connection with acting as a clearinghouse, could reduce demand for our products and services.

Our long sales cycle makes it particularly difficult for us to forecast revenues, requires us to incur high sales costs, and aggravates fluctuations in quarterly financial results.

Our business is characterized by a long “sales cycle” — the time between initial contact with a potential customer and the resulting purchase and deployment of our service. Typically, our sales cycle is between three to twelve months, and the actual length of a sales cycle depends on a number of factors such as the complexity of the customer’s business and needs, the nature of services being purchased and the level of deployment.  Even after a sale is made there may be further delays before new users are brought into our system and we begin to realize associated revenues. As a result, we typically incur substantial sales costs before we recognize any related revenues.  It is possible that in some periods there will be unusually high costs associated with the long sales cycle, or that the length of the sales cycle will increase, which could have a material effect on our business.

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

Terrorist acts or acts of war, including military actions in Iraq and other parts of the Middle East, may cause damage or disruption to us, our employees, facilities, partners, suppliers, resellers or customers, which could significantly impact our revenue, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The long-term effects on our business of the September 11, 2001 attacks and the current state of warfare in the Middle East are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, as a multi-national company with headquarters and significant operations located in the United States, we may be impacted by actions against the United States. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

Recent fears concerning SARS have affected travel to and from Asia, which could harm our revenues.

Severe Acute Respiratory Syndrome, which is generally known as SARS, is a highly communicable disease that emerged recently in Asia.  Concerns about the spread of SARS has led to quarantines and travel restrictions being imposed on individuals with suspected symptoms in some countries, and some companies have restricted or banned nonessential travel to and from certain parts of Asia.  If business travel to Asia or elsewhere were to decline for a sustained period of time due to SARS-related issues or other health concerns, the level of demand for our services is likely to decline which could result in reduced revenues.

The economic downturn could adversely affect our revenue, gross margins and expenses.

Our revenue and gross margins depend in part on the overall demand for information technology products and services, particularly in the product and service segments in which we compete. Softening demand for our products and services caused by the ongoing economic downturn has resulted in decreased revenue growth rates, and may in the future result in decreased revenue, earnings or growth rates and problems with our ability to realize customer receivables. The global economy has weakened and market conditions continue to be challenging. As a result, companies are delaying or reducing expenditures, including those for information technology. In addition, if our customers experience financial difficulties, we could suffer losses associated with the outstanding portion of accounts receivable. The global economic downturn has contributed to reported declines in our revenue growth during fiscal 2002 and in the first quarter of 2003. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price.

It is difficult to hire and retain qualified sales personnel.

Highly-trained sales personnel are key to our performance. Competition for these individuals is often intense, and we may not be able to hire the type and number of sales personnel we need. Moreover, even after we hire salespersons, they require extensive training in our products and services. This training typically covers six to eight weeks of formal in-class and on-the-job instruction.  If we are unable to continue to retain our current employees and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our services, which may prevent us from generating revenue and achieving sustained profitability.

We could become subject to litigation regarding intellectual property rights that could be costly and result in the loss of significant rights.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We may become a party to a litigation in the future to protect our intellectual property or as a result of an alleged infringement of another party’s intellectual property.  Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights.  These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention.  Any potential intellectual property litigation could also force us to do one or more of the following:

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

As of April 30, 2003, our executive officers and directors, and their related entities, owned a majority of our outstanding common stock and common stock equivalents, including the effect of a voting agreement that covers elections of directors, to which some of our stockholders are parties. As a result, these stockholders will be able to exercise control over all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions.  This concentration of ownership might also have the effect of delaying or preventing a change in control of the Company that might be viewed as beneficial by other stockholders.

The interests of some of these stockholders may not be aligned with the interests of the common stockholders.  The holders of our Series A Preferred Stock have special rights, preferences and privileges, including liquidation preferences that are senior to those of the holders of our common stock in the event of a bankruptcy or liquidation.

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

If we fail to meet the criteria for continued listing on The Nasdaq National Market, our common stock may be delisted, which could make it more difficult for you to sell your shares. For example, if the market price for our common stock falls and remains below $1.00 per share for thirty trading days, we would be subject to delisting. On April 30, 2003, the closing price of our common stock was $2.80.

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

The Federal Communications Commission has initiated several proceedings that may change the regulatory and legal framework for the provision of broadband and Internet services.  Recently, the Federal Communications Commission determined that cable modem services constitute unregulated information services.  This decision is currently under appeal in the Court of Appeals for the Ninth Circuit.  In addition, the industry and policy makers continue to debate the obligation of cable operators to provide ISPs non-discriminatory access to cable broadband platforms.  The Federal Communications Commission also has recently issued new rules in its Triennial Review proceeding relieving incumbent local exchange carriers of certain regulatory obligations in the provision of broadband services, including requirements that they provide certain types of network access services on an unbundled and discounted basis to competitors. The Federal Communications Commission is also considering whether incumbent local exchange carriers should be treated as non-dominant in the provision of broadband services as well as whether facilities-based broadband Internet access providers should be required to contribute to the universal service fund, which is used to subsidize the universal availability of telecommunications services. If adopted, these regulatory measures may lessen some of the regulatory burdens on existing providers of broadband services, particularly incumbent local exchange carriers, but may increase barriers to entry for new providers and may result in increased costs to customers of such services. We cannot be certain of the impact that any of these measures would have on our business.

The regulatory status and treatment of various configurations of voice over Internet protocol (“VoIP”) service is also under consideration by the Federal Communications Commission as well as certain state regulatory commissions.  We cannot determine the impact that any changes in the regulatory treatment of VoIP may have on our business.

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

In particular, the European Union has enacted several directives concerning the Internet and Internet-related activities. The European Union has, for example, adopted a directive that requires Member States to impose restrictions on the collection and processing of personal data and to prevent transmission outside of Europe of personal data, which can include customer and billing information as well as human resource data, except to countries that provide adequate protection of such data. In response to the European Union directive, the U.S. negotiated with the European Union the establishment of certain “Safe Harbor” principles, effective as of November 2000, which provide U.S. companies choosing to adhere to them a presumption of adequate protection of privacy. Companies complying with the Safe Harbor principles must provide notice to users of personal data collection, provide choices to users regarding certain uses, including the transfer of information to third parties, guarantee the security and integrity of personal data collected, provide users with the ability to access, correct and delete personal information that is being stored, and provide for user enforcement and redress in the event of violation of the principles. These principles are more restrictive than other applicable U.S. laws and may impose additional cost on companies that decide to comply. Currently, the Safe Harbor principles are voluntary and are intended to be implemented through self-regulation and industry self-certification. In the future, however, the requirements embodied in the principles may become mandatory. To date, we have not certified that we will operate under the Safe Harbor principles.

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

The Sarbanes-Oxley Act, which was signed into law in July 2002, mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In addition, The Nasdaq National Stock Market, on which our common stock is listed, is also considering the adoption of additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations will increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified board members and executive officers, which would adversely affect our business.

The current regulatory environment affecting accounting principles generally accepted in the United States of America is uncertain and volatile, and significant changes in current principles could affect our financial statements going forward.

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

ITEM 3.                 QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk.    We have limited exposure to financial market risks, including changes in foreign currency exchange rates and interest rates. Although we have foreign operations in Europe and Asia, to date our exposure to foreign currency fluctuations has not been significant. Therefore, no accompanying table has been provided.

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

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

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

PART II. OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results in any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

In July and August 2001, we and certain of our officers were named as defendants in five purported securities class action lawsuits filed in the United States District Court, Southern District of New York, captioned as In re GRIC Communications, Inc. Initial Public Offering Securities Litigation, No. 01 Civ 6771 (SAS), and is one of over three hundred substantially identical proceedings consolidated as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). The Consolidated Amended Class Action Complaint for Violation of the Federal Securities Laws (“Consolidated Complaint”) was filed on or about April 19, 2002, and alleges claims against certain of our officers, and CIBC World Markets Corp., Prudential Securities Incorporated, DB Alex. Brown, as successor to Deutsche Bank, and U.S. Bancorp Piper Jaffray Inc., underwriters of the Company’s December 14, 1999 initial public offering (“underwriter defendants”), under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended.

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

Not applicable.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.          OTHER INFORMATION

Not applicable.

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.35	Amendment No. 1 dated January 29, 2003 to Lease dated January 6, 1998 among the Registrant, John Arrillaga Survivor’s Trust and Richard T. Peery Separate Property Trust.	10-K	000-27871	10.35	3/31/03

10.36	Employment Agreement between the Registrant and Hong Chen.	10-K	000-27871	10.36	3/31/03

99.01*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Registrant’s Acting Chief Executive Officer and Chief Financial Officer, dated May 14, 2003.					X*

*                                         These certifications accompany GRIC’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.  These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of GRIC under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(b) Reports on Form 8-K

Date of Report	Item(s)	Description
1/29/03	5, 7

In January 2003, we filed a Form 8-K regarding a press release announcing our financial results for the fourth quarter of 2002 and the decision by our co-founder, Dr. Hong Chen, as Chief Executive Officer and to continue as Chairman of our Board of Directors

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2003.

GRIC COMMUNICATIONS, INC.

/s/ KIM S. SILVERMAN
Kim S. Silverman Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION PURSUANT TO

SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, BHARAT DAVÉ, certify that:

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that  material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is  being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ BHARAT DAVÉ
Bharat Davé
Acting Chief Executive Officer, President & Chief Operating Officer

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that  material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is  being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and  procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ Kim S. Silverman
Kim S. Silverman
Vice President & Chief Financial Officer