Form 10-Q
period 2003-06-30
GRIC COMMUNICATIONS INC
filed 2003-08-14
CIK 1059155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

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

Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of July 31, 2003 was 22,551,356 shares.

GRIC COMMUNICATIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRIC COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	Jun 30, 2003	Dec 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,426	$7,314
Short-term investments	19,259	15,765
Accounts receivable, net of allowances of $282 and $249 at June 30, 2003 and December 31, 2002, respectively	4,708	3,978
Prepaid expenses and other current assets	1,468	1,108
Total current assets	28,861	28,165
Property and equipment, net	1,600	1,778
Other assets	506	667
Total assets	$30,967	$30,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,533	$4,331
Accrued compensation and benefits	964	596
Deferred revenue	448	276
Other current liabilities	335	343
Total current liabilities	6,280	5,546
Long-term liabilities	—	88
Commitments and contingencies
Stockholders’ equity:
Series A redeemable convertible preferred stock, $0.001 par value: 12,801 shares authorized, 8,434 and 9,036 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	10,968	11,752
Preferred stock, 5,000 shares authorized at June 30, 2003 and December 31, 2002: no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized at June 30, 2003 and December 31, 2002: 21,485 and 20,337 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	21	20
Additional paid-in capital	143,259	141,829
Deferred stock-based compensation	(4)	(65)
Accumulated deficit	(129,557)	(128,560)
Total stockholders’ equity	24,687	24,976
Total liabilities and stockholders’ equity	$30,967	$30,610

See accompanying notes

GRIC COMMUNICATIONS, INC.
Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$9,858	$8,179	$19,349	$15,563
Costs and expenses:
Cost of revenues	4,442	3,689	8,807	7,041
Network and operations	824	1,122	1,771	2,219
Research and development	554	781	1,199	1,568
Sales and marketing	3,312	3,318	6,009	6,456
General and administrative	1,225	1,174	2,625	2,631
Amortization of stock-based compensation (1)	20	42	61	86
Restructuring (benefit) charge	(79)	1,146	(79)	682
Total costs and expenses	10,298	11,272	20,393	20,683
Operating loss	(440)	(3,093)	(1,044)	(5,120)
Interest income and other, net	75	97	66	133
Interest expense	—	(15)	—	(31)
Operating loss before income taxes	(365)	(3,011)	(978)	(5,018)
Provision for income taxes	11	8	19	16
Net loss	(376)	(3,019)	(997)	(5,034)
Deemed beneficial conversion dividend on Series A Preferred Stock	—	(11,781)	—	(11,781)
Net loss attributable to common stockholders	$(376)	$(14,800)	$(997)	$(16,815)
Basic and diluted net loss per share	$(0.02)	$(0.74)	$(0.05)	$(0.84)
Shares used to compute basic and diluted net loss per share	21,255	20,042	20,992	20,009

(1) Amortization of stock-based compensation consists of:

Network and operations	$1	$2	$3	$3
Research and development	2	2	3	6
Sales and marketing	1	1	1	2
General and administrative	16	37	54	75
Total amortization of stock-based compensation	$20	$42	$61	$86

See accompanying notes

GRIC COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net loss	$(997)	$(5,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	300	1,416
Amortization of stock-based compensation	61	203
Gain on sales of assets	(116)	(333)
Accounts receivable allowances	(5)	18
Noncash portion of restructuring benefit	(79)	(94)
Noncash warrant expenses—preferred stock	—	1
Net changes in assets and liabilities:
Accounts receivable	(725)	(1,015)
Prepaid expenses and other current assets	(360)	(242)
Other assets	161	(23)
Accounts payable	366	1,345
Accrued compensation and benefits	368	(1,098)
Deferred revenue	172	(121)
Other current liabilities	(8)	(4)
Other long-term liabilities	(88)	(3)
Net cash used in operating activities	(950)	(4,984)
Cash flows from investing activities:
Available-for-sale investments:
Purchases	(9,150)	(18,902)
Maturities	5,656	9,787
Proceeds from sales of assets	117	337
Capital expenditures	(208)	(122)
Net cash used in investing activities	(3,585)	(8,900)
Cash flows from financing activities:
Payments of capital lease obligations	—	(348)
Proceeds from sales of common stock, net	647	84
Proceeds from sales of treasury stock	—	99
Proceeds from issuance of preferred stock, net of issuance costs		14,366
Net cash provided by financing activities	647	14,201
Net increase (decrease) in cash and cash equivalents	(3,888)	317
Cash and cash equivalents at beginning of the period	7,314	4,021
Cash and cash equivalents at end of the period	$3,426	$4,338

Supplemental disclosures of cash flow information:
Income taxes paid	$20	$—
Interest paid	$—	$14

See accompanying notes

GRIC COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.                   Basis of Presentation

The financial information at June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 is unaudited, but includes all adjustments (consisting of normal recurring adjustments and restructuring adjustments) that GRIC Communications, Inc. (the “Company”) considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for future periods.

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

2.                   Summary of Significant Accounting Policies

Revenue Recognition and Related Allowances.  The Company derives revenues primarily from remote Internet access services to customers through its virtual network. These services are generally billed on a per-minute basis for usage or at a flat rate per month per user based on negotiated rates. The Company has some customers with minimum commitment arrangements. To a lesser extent, the Company derives revenues from licenses of its authentication software, related maintenance and support services, which are recognized ratably over the contractual services period or term of services, and other optional services related to its GRIC MobileOffice offering, which are recognized at the time of delivery.

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

From time to time, the Company’s customers, including significant customers, may seek protection under bankruptcy laws. When this occurs, the Company determines its ongoing exposure to risk that a pre-filing account receivable will prove to be uncollectable, and establishes appropriate allowances for that contingency as necessary. In addition, for each continuing customer in bankruptcy the Company evaluates the creditworthiness of the customer and determines whether revenue should be recognized on an accrual basis or as cash payments are received. When revenue is recorded on an accrual basis, the Company bases its judgment on the creditworthiness of the debtor-in-possession, their payment experience, collectability of receivables is reasonably assured, all in addition to other revenue recognition criteria having been met.

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses from its customers’ inability to make required payments. In order to estimate the appropriate level of this allowance, the Company analyzes historical bad debts, customer concentrations, current customer credit-worthiness, current economic trends and changes in its customer payment patterns. If the financial condition of its customers were to deteriorate and to impair their ability to make payments, additional allowances might be required in future periods.

Long-Lived Assets.  As part of the Company’s review of its property and equipment during the three months ended June 30, 2003, certain matters were identified related to prior financial reporting periods that required the recording of a net reduction in operating expenses.  The Company quantified the amounts associated with certain property and equipment for which excess depreciation charges had been recorded against certain property and equipment in prior periods.  The Company also identified certain leasehold improvements that were abandoned in previous periods but remained on its financial statements.   Accordingly, for the three months ended June 30, 2003, the Company recorded a net reduction to operating expenses of $217,000 resulting from reduced accumulated depreciation and depreciation expense by approximately $302,000, partially offset by an impairment charge to property and equipment of approximately $85,000 that was applied against the restructuring benefit.  The Company does not believe these amounts are material to the periods in which they should have been recorded, nor does it expect that the adjustment will be material to its consolidated operating results for the year ending December 31, 2003.  However, if these adjustments are ultimately deemed to be material to the Company’s consolidated operating results for the year ending December 31, 2003, the Company will need to restate prior financial reporting periods including the three months ended June 30, 2003.  The impact would increase the net loss for the three months ended June 30, 2003 by $217,000 ($0.01 per share) and decrease net loss for the year ended December 31, 2002 by $217,000 ($0.01 per share), as well as decrease accumulated deficit and increase net property and equipment by $217,000.

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

Weighted-average options outstanding to purchase approximately 2.4 million and 1.5 million shares of common stock for the three months ended June 30, 2003 and 2002, respectively, and approximately 1.8 million and 1.4 million shares of common stock for the six months ended June 30, 2003 and 2002, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Reclassifications.  Amounts for revenues and cost of revenues in the previous quarter have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements.  In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principle difference between SFAS 146 and EITF 94-3 relates to its requirement for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. There was no impact on the Company’s consolidated financial position or results of operations from the adoption of SFAS 146 as the Company did not have any new exit or disposal activities during the six months ended June 30, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity’s product warranty liabilities. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure provisions and accounting requirements of FIN 45. The adoption of the disclosure provisions and accounting requirements of FIN 45 did not have a material impact on its consolidated financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim financial statement disclosure requirements of SFAS 148 are effective for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company’s consolidated financial position and results of operations as the Company has not elected to adopt the fair value method of accounting for stock-based compensation as per SFAS 123. The Company has adopted the annual and interim disclosure requirements of SFAS 148.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.  Based on the Company’s initial review, there were no entities identified that would require consolidation.  The Company expects to complete the review in the third quarter of 2003.

In March 2003, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Elements,” which addresses certain aspects of accounting for arrangements that include multiple products or services.  Specifically, this issue addresses: (1) how to determine whether an arrangement that contains multiple products or services contains more than one unit of accounting, and (2) how the arrangement consideration should be measured and allocated.  Accordingly, the adoption of EITF No. 00-21 may impact the timing of revenue recognition as well as allocation between products and services.  EITF No. 00-21 is applicable for transactions entered into in fiscal periods beginning after June 15, 2003.  The Company does not expect that adoption of the guidance provided by EITF No. 00-21 will have a material impact on its consolidated financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.  The provisions of SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  Based on the Company's initial review, it does not appear that the adoption of the provisions of SFAS 150 will have a material impact on its consolidated financial position or results of operations.  The Company expects to complete the review in the third quarter of 2003.

3.                   Stock-Based Compensation

As permitted under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company has elected to continue to follow APB No. 25 and related interpretations in accounting for its stock-based awards to employees. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 148 and SFAS No. 123 and has been determined as if the Company had accounted for awards to employees under the fair value method of SFAS No. 123. The fair value of stock options under the Company’s 1999 Equity Incentive Plan and stock purchase rights under the Company’s 1999 Employee Stock Purchase Plan was estimated as of the grant date using the Black-Scholes option pricing model.

The fair value of stock options granted during the three months ended June 30, 2003 and 2002 were estimated at the date of grant assuming no expected dividends and the following weighted average assumptions.

Stock Options

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Expected life (years)	2.09	1.31	2.04	2.40
Expected stock price volatility	2.50	0.84	1.94	0.99
Risk-free interest rate	2.62%	4.51%	2.76%	4.31%

Stock Purchase

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Expected life (years)	0.49	0.49	0.50	0.50
Expected stock price volatility	0.77	0.97	0.77	0.97
Risk-free interest rate	2.46%	4.09%	2.46%	4.09%

For purposes of pro forma disclosures, the estimated fair value of stock-based awards is amortized against pro forma net income over the stock-based awards’ vesting period for options and over the offering period for stock purchases under the Company’s 1999 Employee Stock Purchase Plan.

The Company’s pro forma information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Net loss as reported	$(376)	$(14,800)	$(977)	$(16,815)
Stock-based compensation expense	(1,219)	(870)	(1,953)	(2,099)
Amortization of stock compensation	20	42	61	86
Pro forma net loss	$(1,575)	$(15,628)	$(2,869)	$(18,828)

Basic and fully diluted net loss per share
As reported	$(0.02)	$(0.74)	$(0.05)	$(0.84)
Pro forma	$(0.07)	$(0.78)	$(0.14)	$(0.94)

Calculated under SFAS No. 123, the weighted-average fair values of the employee stock options granted during the three months ended June 30, 2003 and 2002 were $2.24 and $0.63 per share, respectively.

4.                   Intangible Assets

The Company entered into an agreement with a wireless service provider during 2001 for the exchange of services, which resulted in a prepayment for future wireless services and the obligation by the Company to provide future Internet roaming services. The assessed value of these wireless services is included in prepaid expenses and other current assets and in other assets in the amounts of $200,000 and $400,000, respectively. As of June 30, 2003, these assets had not been utilized. The underlying agreement is due to expire on September 30, 2003. The Company is currently in discussions with the provider to modify the scope of the business relationship in order to enable the Company to realize the amount previously prepaid.  In assessing the recoverability, the Company must make certain assumptions regarding a number of factors, including its ability to modify the scope of the business relationship to determine the fair value of the prepaid amount.  If the Company is unable to modify the scope of the business relationship or if these assumptions change during the term of the underlying agreement with the service provider, the Company will be required to record an impairment charge related to these assets in the quarter ended September 30, 2003.

5.                   Commitments and Contingencies

Lease commitments.  The Company leases all of its facilities under operating leases that expire at various dates through 2008. As of June 30, 2003, the Company had $2.5 million in future operating lease commitments.

Purchase Commitments.  The Company has entered into certain non-cancelable purchase commitments from suppliers who provide network access, software and related services that are utilized by the Company in order to deliver its GRIC MobileOffice solution. As of June 30, 2003 the Company had $656,000 in future purchase commitments that expire at various dates through 2004.

Legal Matters.  The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.

In July and August 2001, the Company and certain of its officers were named as defendants in five purported securities class action lawsuits filed in the United States District Court, Southern District of New York, captioned as In re GRIC Communications, Inc. Initial Public Offering Securities Litigation, No. 01 Civ 6771 (SAS), and consolidated with more than three hundred substantially identical proceedings as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). The Consolidated Amended Class Action Complaint for Violation of the Federal Securities Laws (“Consolidated Complaint”) was filed on or about April 19, 2002, and alleges claims against certain of the Company’s officers and against CIBC World Markets Corp., Prudential Securities Incorporated, DB Alex. Brown, as successor to Deutsche Bank, and U.S. Bancorp Piper Jaffray Inc., underwriters of the Company’s December 14, 1999 initial public offering (“underwriter defendants”), under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended.

Citing several press articles, the Consolidated Complaint alleges that the underwriter defendants used improper methods in allocating shares in initial public offerings, and claim the underwriter defendants entered into improper commission agreements regarding aftermarket trading in the Company’s common stock purportedly issued pursuant to the registration statement for the initial public offering. The Consolidated Complaint also alleges market manipulation claims against the underwriter defendants based on the activities of their respective analysts, who were allegedly compromised by conflicts of interest. The plaintiffs in the Consolidated Complaint seek damages as measured under Section 11 and Section 10(b) of the Securities Act of 1933, pre-judgment and post-judgment interest, and reasonable attorneys’ and expert witnesses’ fees and other costs; no specific amount is claimed in the plaintiffs’ prayer in the Consolidated Complaint. By Order of the Court, no responsive pleading is yet due, although motions to dismiss on global issues affecting all of the issuers have been filed.

In October 2002, certain of the Company’s officers and directors who had been named as defendants in the In re Initial Public Offering Securities Litigation were dismissed without prejudice upon order of the presiding judge. In February 2003, the presiding judge dismissed the Section 10(b) claims against the Company and its named officers and directors with prejudice.

For several months, the Company has participated in settlement negotiations with a committee of Issuers’ litigation counsel, plaintiffs’ executive committee and representatives of various insurance companies (the “Insurers”).  The Company’s Insurers were actively involved in the settlement negotiations, and strongly supported a settlement proposal presented to the Company for consideration in early June 2003.  The settlement proposed by the plaintiffs would be paid for by the Insurers and would dispose of all remaining claims against the Company.

After careful consideration, the Company has decided to approve the settlement proposal in July 2003.  Although the Company believes that plaintiffs’ claims are without merit, it has decided to accept the settlement proposal (which does not admit wrongdoing) to avoid the cost and distraction of continued litigation.  Because the settlement will be funded entirely by its Insurers, the Company does not believe that the settlement will have any effect on the Company’s financial condition, results or operations or cash flows.

The settlement will be presented to the Court for approval in the coming months.  There can be no guarantee that the settlement will be judicially approved.

Indemnifications.  The Company from time to time enters into types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (ii) agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet at June 30, 2003.

6.                   Restructuring Events

June 2002 Restructuring.  In June 2002, the Company undertook a strategic restructuring to streamline its operations in order to help reduce operating expenses. The provision and associated charges against the provision for the June 2002 restructuring through the year ended December 31, 2002, and the three and six months ended June 30, 2003, are as follows:

	Employee Severance Costs	Termination of Lease and Other Obligations	Loss on Disposition and Retirement of Fixed Assets	Total
	(in thousands)

Provision recorded in the quarter ended June 30, 2002	$964	$169	$43	$1,176
Non-cash charges	—	—	(43)	(43)
Cash payments	(444)	(101)	—	(545)
Accrual reversals	(191)	(68)	—	(259)
Accruals at December 31, 2002	329	—	—	329
Cash payments	(44)	—	—	(44)
Accruals at March 31, 2003	285	—	—	285
Cash payments	(121)	—	—	(121)
Accrual reversals	(164)	—	—	(164)
Accruals at June 30, 2003	$—	$—	$—	$—

In connection with the June 2002 restructuring, the Company incurred a total charge to operations of $1.2 million.

Restructuring-related involuntary employee severance costs resulted in a charge of $964,000, pertaining to the estimated termination payout to employees worldwide.  A total of 16 employees were terminated as part of these cost cutting measures.

During the year ended December 31, 2002, the Company recorded noncash restructure benefits from restructuring-related involuntary employee severance costs of $191,000, as a result of final settlements that were less than the amount of previously reserved obligations.  During the quarter ended June 30, 2003, the Company recorded noncash-restructuring benefits from restructuring-related involuntary employee severance costs of $164,000, as a result of final settlements that were less than the amount of previously recorded obligations.  As of June 30, 2003, the Company has no remaining restructuring accrual.

The termination of lease and other obligations resulted in a charge of $169,000.  During the year ended December 31, 2002, the Company recorded noncash-restructuring benefits from lease and other obligations of $68,000, as a result of final settlements that were less than the amount of previously recorded obligations.  As of June 30, 2003, the Company had no further lease and other obligations pertaining to the June restructuring.

The loss on disposition and write-off of assets totaled $43,000. This loss was primarily the result of retirement or impairment of property and equipment due to the closure of a facility.

The total restructuring benefit of $79,000 for the six months ended June 30, 2003 reflects the reversal of the restructuring-related employee severance costs of $164,000 net of an $85,000 asset impairment charge for certain leasehold improvements that were abandoned in previous periods.

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

During the six months ended June 30, 2002, the Company recorded a restructuring benefit of $494,000 due to an unexpected gain of approximately $335,000 on Internet telephony assets that were previously written-off during the restructuring in January 2001 and the elimination of the remaining restructuring accrual in the amount of $159,000.  The accrual was reversed as a result of final settlements that were less than the amount of previously reserved obligations.  As of June 30, 2003, there were no remaining accruals from our January 2001 strategic restructuring.

7.                   Segment Information

The Company operates solely in one segment, providing a global network for corporate enterprises with mobile and remote workforces and for the Company’s service provider resellers and value-added resellers.

The following is a summary of revenue and long-lived assets by geographical area for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Revenue by external customers:
United States, Canada and Latin America	$5,454	$4,008	$10,479	$7,459
Japan/Korea	2,637	2,397	5,221	4,541
Asia Pacific	792	866	1,649	1,694
Europe, Middle East and Africa	975	908	2,000	1,869
	$9,858	$8,179	$19,349	$15,563

The following is a summary of long-lived assets by geographical area for the periods presented:

	June 30, 2003	December 31, 2002
	(in thousands)
Long-lived assets:
United States	$1,481	$1,554
Rest of World	119	224
	$1,600	$1,778

Revenue by external customer is based on the customer’s billing locations. Long-lived assets are those assets used in each geographic location.  For the three months ended June 30, 2003, three customers each accounted for 10% or more of the Company’s total consolidated revenues.

8.                   Stock Repurchase Program

In September 2001, the Board of Directors approved a program to expend up to $2.0 million to repurchase shares of the Company’s common stock in open market transactions. The Company purchased 110,000 shares for approximately $99,000 during 2001. The Company repurchased no additional shares during 2002 or during the three and six months ended June 30, 2003.  The Company’s management currently does not have plans to repurchase any shares in the near future.

9.                   Subsequent Event

On August 12, 2003, the Company entered into a definitive agreement to acquire Axcelerant, Inc. ("Axcelerant"), a privately-held Delaware corporation that provides managed broadband VPN services.  Under the terms of the agreement, Axcelerant stockholders will receive Company common stock and options representing approximately 9.8 million shares, or 22% of the combined company on a common equivalents basis (including Company preferred stock on an as-if converted basis), in a stock-for-stock merger.  The transaction is subject to approval by the stockholders of the Company and Axcelerant and customary closing conditions.  In addition, the Securities and Exchange Commission may elect to review the Registration Statement on Form S-4 that will be filed in connection with the proposed transaction.

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

We provide services over a heterogeneous virtual network known as the GRIC TierOne Network. As of June 30, 2003, the GRIC TierOne Network included more than 25,000 Internet access-dialing locations, 2,000 public wireless fidelity — or WiFi — hotspots and over 400 public broadband access points in approximately 150 countries.  We created this network by forming contractual relationships with over 300 Internet service providers and telecommunication companies.  These providers, to whom we refer as the GRIC TierOne Network members, are able to share their communications networks.  Our customers benefit from the resulting network delivering a secure mobile Internet access solution cost-effectively. Our member providers benefit from the GRIC TierOne Network because we manage this shared network and provide settlement services as a clearinghouse. As a clearinghouse, we have established common technical, service and payment standards to settle charges that our customers incur when their end users access the network facilities of GRIC TierOne Network members in order to initiate Internet-based communications, such as Internet roaming. We intend to continue evolving our service offering to introduce new Internet-based mobile office communications services that may be adopted, deployed and managed on a global scale across the GRIC TierOne Network.

We have incurred substantial losses since our inception as a result of expenses associated with building the GRIC TierOne Network and related network infrastructure and with developing our software products. Although we were cash flow positive for our combined activities during the three months ended June 30, 2003, we had an accumulated deficit of approximately $129.6 million as of June 30, 2003 and incurred a loss for the three-month period ending June 30, 2003. See “Factors That May Affect Future Results—We have a history of net losses and may incur future losses.”

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

Revenue Recognition and Related Allowances.  We derive revenues primarily from remote Internet access services we provide to customers through our virtual network. These services are generally billed on a per-minute basis for usage or at a flat rate per month per user based on negotiated rates.  We have some customers with minimum commitment arrangements.  To a lesser extent, we also derive a portion of our revenues from licenses of our authentication software, related maintenance and support services, which are recognized ratably over the contractual services period or term of service, and other optional services related to our GRIC MobileOffice offering, which are recognized at the time of delivery.  These other revenues amounted to five percent or less of total revenues over the last three years.  Revenues are recognized when a binding agreement or purchase order from the customer has been received, the services have been delivered, the fee or price was fixed or determinable, the collection of the receivable was reasonably assured, and no significant post-delivery obligations remained.

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

From time to time our customers, including significant customers, may seek protection under bankruptcy laws. When this occurs, our management determines our risk that an account receivable will prove to be uncollectible, and establishes appropriate reserves for that contingency as necessary. In addition, for each continuing customer in bankruptcy management evaluates the creditworthiness of the customer and determines whether revenue should be recognized on an accrual basis or when cash payments are received. When we record revenue on an accrual basis, management has based their judgment on the creditworthiness of the debtor-in-possession, their experience, and reasonable assurance of the collectability of receivables, in addition to other revenue recognition criteria having been met.

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses from our customers’ inability to make payments they owe us. In order to estimate the appropriate level of this allowance, we analyze historical bad debts, customer concentrations, current customer credit-worthiness, current economic trends and changes in our customer payment patterns. If the financial condition of our customers were to deteriorate and to impair their ability to make payments to us, additional allowances might be required in future periods and consequently may result in deferring revenue going forward.

Long-Lived Assets.  As part of our review of our property and equipment during the three months ended June 30, 2003, certain matters were identified related to prior financial reporting periods that required the recording of a net reduction in operating expenses.  We quantified the amounts associated with certain property and equipment for which excess depreciation charges had been recorded against certain property and equipment in prior periods.  We also identified certain leasehold improvements that were abandoned in previous periods but remained on our financial statements.   Accordingly, for the three months ended June 30, 2003, we recorded a net reduction to operating expenses of $217,000 resulting from reduced accumulated depreciation and depreciation expense of approximately $302,000, partially offset by an impairment charge to property and equipment of approximately $85,000 that was applied against the restructuring benefit.  We do not believe these amounts are material to the periods in which they should have been recorded, nor do we expect that the adjustment will be material to our consolidated operating results for the year ending December 31, 2003.  However, if these adjustments are ultimately deemed to be material to the consolidated operating results for the year ending December 31, 2003, we will need to restate prior financial reporting periods including the three months ended June 30, 2003.  The impact would increase the net loss for the three months ended June 30, 2003 by $217,000 ($0.01 per share) and decrease net loss for the year ended December 31, 2002 by $217,000 ($0.01 per share), as well as decrease accumulated deficit and increase net property and equipment by $217,000.

Intangible Assets.  We entered into an agreement with a wireless service provider during 2001 for the exchange of services, which resulted in a prepayment for future wireless services and the obligation to provide future Internet roaming services.  The assessed value of these wireless services is included in prepaid expenses and other current assets and in other assets in the amounts of $200,000 and $400,000, respectively.  As of June 30, 2003, these assets had not been utilized.  The underlying agreement is due to expire on September 30, 2003.  We are currently in discussions with the provider to modify the scope of the business relationship in order to enable the Company to realize the amount previously prepaid.  In assessing the recoverability, we must make certain assumptions regarding a number of factors, including our ability to modify the scope of the business relationship to determine the fair value of the prepaid amount.  If we are unable to modify the scope of the business relationship or if these assumptions change during the term of the underlying agreement with the service provider, we will be required to record an impairment charge related to these assets in the quarter ended September 30, 2003.

Results of Operations

Three and Six Month Periods Ended June 30, 2003 Compared to Three and Six Month Periods Ended June 30, 2002

Revenues.  Revenues consist of amounts received from our customers for utilizing our remote Internet access services or other services from our GRIC MobileOffice offering that we provided. Total revenues increased to $9.9 million in the three months ended June 30, 2003 from $8.2 million in the three months ended June 30, 2002, representing an increase of 21%. Total revenues increased to $19.3 million in the six months ended June 30, 2003 from $15.6 million in the six months ended June 30, 2002, representing an increase of 24%. The increase of approximately $1.7 million and $3.7 million during the three and six month periods ended June 30, 2003, respectively, was primarily due to increased use of our remote Internet access services by our existing customers in the combined regions of the United States, Canada and Latin America and to a lesser degree the expansion of our global customer base. We expect 2003 revenues to exceed 2002 revenues based on increased usage of our remote Internet access services as well as increased sales of our managed security service offering and our value-added services.

Cost of Revenues.  Cost of revenues consists of amounts we pay to access the Internet in order to provide remote Internet access services to our customers and amounts we pay to third parties to offer other mobile broadband services.  Cost of revenues increased to $4.4 million in the three months ended June 30, 2003 from $3.7 million in the three months ended June 30, 2002, which represented an increase of 20%.  Cost of revenues increased to $8.8 million in the six months ended June 30, 2003 from $7.0 million in the six months ended June 30, 2002, which represented an increase of 25%.  The increase of approximately $753,000 and $1.8 million during the three and six month periods ended June 30, 2003, respectively, reflects corresponding increases in the volume of remote Internet access and the expansion of our customer base as well as the cost of adding additional products to our Mobile Office solution offering.  As remote Internet access revenues increase we expect that the cost of revenues in 2003 will increase in absolute dollars when compared to 2002, but decline as a percentage of total revenues.

Network and Operations.  Network and operations expenses include salaries and benefits, allocated facility and management information systems expenses, depreciation on network equipment, administrative expenses, costs of co-location of network equipment and leased telecommunication lines and other related costs.  Network and operations expenses decreased to $824,000 in the three months ended June 30, 2003 from $1.1 million in the three months ending June 30, 2002, representing a decrease of 27%. The decrease of approximately $298,000 reflects reductions of approximately $142,000 in depreciation expense primarily associated with older assets that are still in use, but have reached the end of their estimated lives for accounting purposes, an additional reduction of depreciation expense of approximately $74,000 due to property and equipment adjustments that related to prior periods and reductions of approximately $55,000 in compensation-related expenses that were primarily due to lower staffing levels and the elimination of compensation programs.  Network and operations expenses decreased to $1.8 million in the six months ended June 30, 2003 from $2.2 million in the six months ending June 30, 2002, representing a decrease of 20%.  The decrease of approximately $448,000 reflects reductions of approximately $277,000 in depreciation expense primarily associated with older assets that are still in use, but have reached the end of their estimated lives for accounting purposes and reductions of approximately $125,000 in compensation-related expenses that were primarily due to lower staffing levels and the elimination of compensation programs.  We expect the amount of network and operations expenses in 2003 to be less than total expenses in 2002 as we maintain current staffing levels and utilize the existing network infrastructure.

Research and Development.  Research and development expenses consist of quality assurance, salaries and benefits, allocated facility and management information systems, depreciation costs, facilities costs, outside consultants, administration and other related costs. Research and development expenses decreased to $554,000 in the three months ended June 30, 2003 from $781,000 in the three months ended June 30, 2002, representing a decrease of 29%.  The decrease of approximately $227,000 reflects a reduction of depreciation expense of approximately $87,000 due to property and equipment adjustments that related to prior periods and reductions of approximately $73,000 in compensation-related expenses, primarily due to shifting staff from our U.S. headquarters to our development center in India where engineering talent is available at more favorable rates and approximately $44,000 in depreciation expense primarily associated with older assets that are still in use, but have reached the end of their estimated lives for accounting purposes.  Research and development expenses decreased to $1.2 million in the six months ended June 30, 2003 from $1.6 million in the six months ended June 30, 2002, representing a decrease of 24%.  The decrease of approximately $369,000 reflects reductions of approximately $129,000 in compensation-related expenses primarily due to shifting staff from our U.S. headquarters to our development center in India, lower professional fees of approximately $100,000 due to the decreased use of outside services and approximately $87,000 due to the property and equipment adjustment previously discussed.  We expect research and development expenses to be lower in 2003 as compared to 2002 due to our utilization of existing assets and resources in our development center in India.

Sales and Marketing.  Sales and marketing expenses consist of salaries and benefits, allocated facility and management information systems costs, travel and entertainment costs, costs for marketing and promotional programs, outside consultant fees, administrative expenses, costs associated with domestic and international sales offices and other related costs. Sales and marketing expenses remained consistent at $3.3 million in the three months ended June 30, 2003 compared to the three months ended June 30, 2002.  Although total expenses remained constant, there was a reduction of approximately $201,000 in advertising and promotion costs due to continuing efforts to reduce operating costs and a reduction of depreciation expense of approximately $79,000 due to property and equipment adjustments that related to prior periods partially offset by an increase in compensation expense of approximately $264,000 primarily due to higher compensation-related expenses pertaining to our increased sales force.  Sales and marketing expenses decreased to $6.0 million in the six months ended June 30, 2003 from $6.5 million in the six months ended June 30, 2002, representing a decrease of 7%.  The decrease of approximately $447,000 principally reflects reductions of approximately $216,000 in advertising and promotion expenses and $133,000 in compensation-related expenses due to continued efforts to streamline our operations in 2003 and approximately $87,000 in depreciation expense primarily associated with older assets that are still in use, but have reached the end of their estimated lives for accounting purposes.  We expect the overall amount of sales and marketing expenses to significantly increase during the remainder of 2003 and to be greater than total expense in 2002 as we evolve our business strategy to employ not only an indirect sales channel, but also a direct sales channel and to increase our marketing presence by investing in marketing programs.

General and Administrative.  General and administrative expenses consist of general corporate and facility costs as well as salary, benefits and related costs for executive, finance, legal, administrative, human resources, investor relations and management information systems functions and provisions for uncollectible receivables. General and administrative expenses remained consistent at $1.2 million in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Although the total expense remained constant, there was a reduction of approximately $198,000 in depreciation expense primarily associated with older assets that are still in use, but have reached the end of their estimated lives for accounting purposes and approximately $108,000 in lower facility costs due to continued efforts to streamline our operations in 2003 mostly offset by increased professional services fees of approximately $147,000 due to the increased use of outside services and increased compensation-related expenses of approximately $145,000 due to a one-time bonus accrual reversal in the second quarter of 2002.  General and administrative expenses remained consistent at $2.6 million in the six months ended June 30, 2003 compared to the six months ended June 30, 2002.  Although the total expense remained constant, there was a decrease of approximately $347,000 in depreciation expense primarily associated with older assets that are still in use, but have reached the end of their estimated lives for accounting purposes and approximately $194,000 in lower facility costs due to continued efforts to streamline our operations in 2003, offset by an increase of approximately $408,000 for one-time costs related to payments made in connection with the resignation of our former CEO during the first quarter of 2003, the reversal of bad debt reserves of approximately $75,000 during the six months ended June 30, 2002.  We expect the amount of general and administrative expenses to remain consistent for the remainder of 2003 and to be only slightly higher than total expenses in 2002.

Amortization of Stock-Based Compensation.  Some stock options granted through December 14, 1999 were considered compensatory because the deemed fair value for accounting purposes was higher than the stock option exercise price as determined by the board of directors on the date of grant. As a result, we recorded amortization of deferred compensation expense of $20,000 and $42,000 in the three months ended June 30, 2003 and 2002, respectively, and we recorded amortization of deferred compensation expense of $61,000 and $86,000 in the six months ended June 30, 2003 and 2002, respectively.  As of June 30, 2003, we had an aggregate of $4,000 of deferred compensation remaining to be amortized. Deferred compensation is amortized on a straight-line basis over the vesting period of the options. We expect amortization to end in 2003.

Restructuring Charge.  In each of June 2002 and January 2001, we undertook plans to restructure operations in order to reduce operating expenses.

In our June 2002 strategic restructuring, we streamlined our operations in order to help us reduce operating expenses. In the three months ended June 30, 2002 we recorded a total charge to operations of $1.2 million.  The total restructuring benefit of $79,000 for the six months ended June 30, 2003 reflects the reversal of the restructuring-related employee severance costs of $164,000 as a result of final settlements that were less than the amount of previously recorded obligations net of an $85,000 asset impairment charge for certain leasehold improvements that were abandoned in previous periods.  As of June 30, 2003, there was no remaining balance in our restructuring accrual.

In our January 2001 strategic restructuring, we decided to cease providing Internet telephony settlement services, based on an analysis of the operating expenses required to support these services and the low gross margins associated with them, and on our expectation that continued Internet telephony operations would require additional cash infusions to the business. During the six months ended June 30, 2002, we recorded a restructuring benefit of $494,000 due to a gain of approximately $335,000 on Internet telephony assets that were previously written-off during the restructuring in January 2001 and the elimination of the remaining restructuring accruals in the amount of $159,000.  The accrual was reversed as a result of final settlements that were less than the amount of previously reserved obligations. As of June 30, 2003, there were no remaining accruals from our January 2001 strategic restructuring.

Interest Income and Other, Net.  Interest income and other, net, consists of interest income on cash balances and on short-term investments, gain on disposition of assets and sales, use and value-added tax. Interest income and other, net, represented a net income of $75,000 for the three months ended June 30, 2003 as compared to $97,000 of income for the three months ended June 30, 2002.  The decrease of approximately $22,000 primarily reflects a decrease in interest income of $36,000 due to lower interest rate yields partially offset by a gain on the sale of assets of $12,000.  Interest income and other, net, represented a net income of $66,000 for the six months ended June 30, 2003 as compared to $133,000 of income for the six months ended June 30, 2002.  The decrease of approximately $67,000 primarily reflects higher sales, use and value-added tax on equipment for approximately $169,000 partially offset by a gain on the sale of assets of $117,000.

Interest Expense.  Interest expense consists of interest expense associated with capital leases and amortization of the fair value of warrants issued in connection with our financing activities. There was no interest expense or amortization of the fair value of warrants in the three and six months ended June 30, 2003, as we paid our remaining debt balance from our capital lease obligations and fully amortized our warrants in 2002. Total interest expense was $15,000 and $31,000 for the three and six months ended June 30, 2002, respectively.

Income Taxes.  The provision for income taxes was $11,000 and $19,000 for the three and six months ended for June 30, 2003, respectively, as compared to $8,000 and $16,000 the three and six months ended for June 30, 2002, respectively. The provision for income taxes consists of foreign tax provisions.

Liquidity and Capital Resources

	June 30, 2003	June 30, 2002
	(in thousands)
Cash and cash equivalents	$3,426	$4,338
Net cash used in operating activities	(950)	(4,984)
Net cash provided by (used in) investing activities	(3,585)	(8,900)
Net cash provided by (used in) financing activities	647	14,201

Cash and cash equivalents.  Our principal source of liquidity is our cash, cash equivalents and short-term investments. As of June 30, 2003, in addition to our cash and cash equivalents balance of $3.4 million we had a short-term investment balance of approximately $19.3 million.

Operating activities.  Net cash used in operating activities was $950,000 in the six months ended June 30, 2003, and $5.0 million in the six months ended June 30, 2002. Net cash used in operating activities in the three months ended June 30, 2003 reflects our net operating losses of $997,000 which has been significantly reduced when compared to 2002, higher accounts receivable balances of approximately $725,000 due to increased revenues and higher prepaid and other current asset balances of $360,000 due primarily to the payment of our 2003 directors’ and officers’ insurance policy. Net cash used in operating activities in the six months ended June 30, 2002 reflects net operating losses of $5.0 million, lower accrued compensation and benefit payable balances of $1.1 million principally due to the elimination of our 2002 bonus plan and higher accounts receivable balances of approximately $1.0 million due to increased revenues.

Investing activities.  Net cash used in investing activities was $3.6 million in the six months ended June 30, 2003 and $8.9 million in the six months ended June 30, 2002. Net cash used in investing activities in the six-month periods ended June 30, 2003 and 2002 primarily reflects purchases of short-term investments.

Financing activities.  Net cash provided by financing activities was $647,000 in the six months ended June 30, 2003 and $14.2 million in the six months ended June 30, 2002. The net cash provided by financing activities in the six months ended June 30, 2003 was principally due to proceeds received from the sale of common stock through our incentive stock option and employee stock purchase plans. The net cash provided by financing activities in the six months ended June 30, 2002 was primarily the result of proceeds from the issuance of our Series A Preferred Stock.

Commitments.  We lease all of our facilities under operating leases that expire at various dates through 2008. As of June 30, 2003, we had $2.5 million in future operating lease commitments. We have entered into certain non-cancelable purchase commitments from suppliers who provide network access, software and related services that are utilized by us in order to deliver our GRIC MobileOffice solution.  We have $656,000 in future purchase commitments that expire at various dates through 2004.

Summary of Liquidity.  At June 30, 2003, we had an accumulated deficit of $129.6 million and we incurred a net loss of approximately $997,000 for the six months ended June 30, 2003, although we were cash positive for the three months ended June 30, 2003.

We believe that our available cash, cash equivalents and short-term investments of $22.7 million at June 30, 2003, and cash expected to be generated by operations during the next twelve months, will fund planned operations for at least the next twelve months.  Our current business model does not require a substantial investment in capital equipment.  Although a large portion of our property and equipment have reached the end of their useful lives for accounting purposes, we expect spending levels for capital assets in the near-term to remain consistent with levels in recent quarters.

We plan to invest in expanding our Internet roaming and related services on a global basis by continuing to build strategic partnering relationships. This will require us to maintain market acceptance and to grow our Internet roaming and related services offerings in order for us to continue our research and development activities and fund planned operating expense growth such as increasing our sales force and marketing presence. There can be no assurance that our Internet roaming product offerings will maintain market acceptance, growth and operating margins.

On August 12, 2003, we entered into a definitive agreement to acquire Axcelerant, Inc. ("Axcelerant"), a privately-held Delaware corporation that provides managed broadband VPN services.  Under the terms of the agreement, Axcelerant stockholders will receive common stock and options from us representing approximately 9.8 million shares, or 22% of the combined company on a common equivalents basis (including our preferred stock on an as-if converted basis), in a stock-for-stock merger.  The transaction is subject to approval by the stockholders of the Company and Axcelerant and customary closing conditions; in addition, the Securities and Exchange Commission may elect to review the Registration Statement on Form S-4 that will be filed in connection with the proposed transaction.  Accordingly, we cannot assure that the proposed merger will be completed in Q4 2003, or at all.

If we are unable to attain our revenue and margin goals, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring may be necessary to enable us to meet our cash requirements through at least the next 12 months. These actions could have a material adverse effect on our business, results of operations and prospects. Furthermore, we may need to raise additional funds in future periods through public or private financing, or other arrangements, to fund operations and potential acquisitions, if any. Although we achieved cash flow positive results for our combined activities during this quarter, we may not remain cash flow positive. If additional financing is needed, it might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 146 (‘‘SFAS 146’’), ‘‘Accounting for Costs Associated with Exit or Disposal Activities.’’ SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, ‘‘Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)’’ (‘‘EITF 94-3’’). The principle difference between SFAS 146 and EITF 94-3 relates to its requirement for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. There was no impact on our consolidated financial position or results of operations from the adoption of SFAS 146, as we did not have any new exit or disposal activities during the three months ended June 30, 2003.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.  Based on our initial review, there were no entities identified that would require consolidation.

We expect to complete the review in the third quarter of 2003.

In March 2003, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Elements,” which addresses certain aspects of accounting for arrangements that include multiple products or services.  Specifically, this issue addresses: (1) how to determine whether an arrangement that contains multiple products or services contains more than one unit of accounting, and (2) how the arrangement consideration should be measured and allocated.  Accordingly, the adoption of EITF No. 00-21 may impact the timing of revenue recognition as well as allocation between products and services.  EITF No. 00-21 is applicable for transactions entered into in fiscal periods beginning after June 15, 2003.  We do not expect that adoption of the guidance provided by EITF No. 00-21 will have a material impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.  The provisions of SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  Based on our initial review, it does not appear that the adoption of the provisions of SFAS 150 will have a material impact on our consolidated financial position or results of operations.  We expect to complete our review in the third quarter of 2003.

Factors That May Affect Future Results

In addition to the information in this Quarterly Report Form 10-Q, the following should be considered in evaluating GRIC and our business.

We face many risks in connection with our proposed merger with Axcelerant.  Some of those risks apply whether or not the merger is completed.

Our proposed merger with Axcelerant might not be completed on a timely basis or at all.  If that were to happen, these risks include the following:

•	The price of our common stock may decline to the extent that it reflects a market assumption that the merger will be completed.

•	Customers may delay or defer purchasing our products because of uncertainty about the future direction of the company's product offerings.

•

Any delay in the completion of the merger could diminish the anticipated benefits of the merger or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the transaction, including a decline in the price of our common stock.

•

We will be required to pay significant costs incurred in connection with the merger, including legal, accounting and financial advisory fees and certain filing fees, whether or not the merger is completed.

Even if the proposed merger is completed, the combined company may not realize expected benefits because of integration and other challenges.  These risks include the following:

•

The failure of the combined company to meet the complex challenges involved in integrating the products, services, technology, personnel and other operations of GRIC and Axcelerant successfully, or to realize anticipated cost savings, could seriously harm the results of operations of the combined company.

•	Managing the implementation of the integration plan will divert management attention from ongoing business concerns, which could harm our future operating results.

•

Employees may be uncertain about their future roles with the combined company until integration plans are finalized, which could adversely affect their productivity and our ability to attract or retain key employees.

•	The completion of the merger depends on regulatory approval that, even if granted, may result in unfavorable restrictions or conditions.

•

The combined company must retain and motivate key employees, which will be particularly difficult due to the potential distractions of the merger, until our strategies with regard to the integration of Axcelerant are executed.

Merger-related earnings charges may adversely affect the market value of our common stock following the merger.  We will allocate the total estimated purchase price among Axcelerant's various tangible and intangible assets, and record the excess of the purchase price over those fair values as goodwill.  Some allocated portions of the purchase price may be expensed in the quarter in which the merger is completed; that amount has not yet been determined, but may be material.  We will incur additional amortization expense over the useful lives of various acquired assets.  In addition, to the extent the value of goodwill or intangible assets that result from our proposed merger becomes impaired, we may be required to record material charges relating to the impairment of those assets.  We may also incur liabilities and restructuring charges associated with integration planning, including costs associated with employee severance, which are currently unknown but may be material.

We have a history of net losses and may incur future losses.

We have incurred net losses every year since our inception. We reported net losses of approximately $376,000 and $997,000 for the three and six months ended June 30, 2003, respectively, $5.0 million for 2002, $31.6 million for 2001, and $32.4 million for 2000.  Although we experienced positive cash flow for our combined activities in the fourth quarter of 2002 and in the second quarter of 2003, we experienced negative cash flow in the first quarter of 2003 and have experienced negative cash flows in each year since our inception in 1994.  As of June 30, 2003 we had an accumulated deficit of $129.6 million.  We cannot assure you that we will become profitable or remain cash flow positive. Moreover, we might not be able to increase our operating profitability on a quarterly or annual basis. To increase profits, we will need to generate additional revenue growth from our existing customers and to obtain new customers, while continuing to control our expenses. We expect to continue to invest in network and operations, research and development and sales and marketing, and we expect to face pressure to adopt new pricing arrangements, including volume discounts, that may lower our gross margins. If revenues do not meet levels we anticipate, or if our costs and expenses exceed our expectations, our quarterly losses would continue, and the price of our common stock is likely to decline as a result.

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

Since we have no assurance that our customers will continue to use our services or that our customer base will expand, we have limited ability to predict revenue growth or operating results.

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

We depend on our reseller customers to market Internet-based communications services to their end users, so if our reseller customers fail to market their services effectively, our revenues may be reduced.

Our business depends in part on the efforts and success of our Internet service provider and telecommunications service customers in marketing Internet-based communications services to their end users. We have little ability to promote our services, or to promote demand for our reseller customers’ services generally.  The use of the Internet as a medium for communications services remains unproven.  If our reseller customers fail to market their Internet-based communications services effectively, our revenues will be reduced. Similarly, if the market for Internet-based communications services fails to grow, or expands more slowly than anticipated, our revenues will be lower than expected. The Internet-based services we provide are relatively new and have not achieved widespread market acceptance. Network service providers and communication solutions providers may be reluctant to promote or rely upon our services until they gain greater commercial acceptance, which may never occur.

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

If  SARS re-emerges, business travelers could restrict their travel to and from Asia, which could harm our revenues.

Severe Acute Respiratory Syndrome, which is generally known as SARS, is a highly communicable disease that emerged in Asia earlier this year.  Concerns about the spread of SARS led to quarantines and travel restrictions being imposed on individuals with suspected symptoms in some countries, and some companies restricted or banned nonessential travel to and from certain parts of Asia.  If business travel to Asia or elsewhere were to decline for a sustained period of time due to the re-emergence of SARS-related issues or other health concerns, the level of demand for our services is also likely to decline which could result in reduced revenues.

The economic downturn could adversely affect our revenue, gross margins and expenses.

Our revenue and gross margins depend in part on the overall demand for information technology products and services, particularly in the product and service segments in which we compete. Softening demand for our products and services caused by the ongoing economic downturn has resulted in decreased revenue growth rates, and may in the future result in decreased revenue, earnings or growth rates and problems with our ability to realize customer receivables. The global economy has weakened and market conditions continue to be challenging. As a result, companies are delaying or reducing expenditures, including those for information technology. In addition, if our customers experience financial difficulties, we could suffer losses associated with the outstanding portion of accounts receivable. The global economic downturn has contributed to reported declines in our revenue growth during fiscal 2002 and in the first half of 2003. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price.

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

As of July 31, 2003, our executive officers and directors, and their related entities, owned a majority of our outstanding common stock and common stock equivalents, including the effect of a voting agreement that covers elections of directors, to which some of our stockholders are parties. As a result, these stockholders will be able to exercise control over all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions.  This concentration of ownership might also have the effect of delaying or preventing a change in control of the Company that might be viewed as beneficial by other stockholders.

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

Recent actions and public comments from the Securities and Exchange Commission have focused on the integrity of financial reporting generally. In addition, the FASB and other regulatory accounting agencies have recently introduced several new or proposed accounting standards, or are developing new proposed standards, such as accounting for guarantees, restructuring charges and stock options, some of which would represent a significant change from current industry practices. While we believe that our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, we cannot predict the impact of the adoption of any such proposals on our financial statements going forward.

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

Interest Rate Risk.  Our exposure to interest rate risk relates primarily to our investment portfolio and debt obligations. Interest rate risk occurs when we cannot hold a purchased investment to its maturity. The weighted-average maturity of our investment portfolio, when taking into account the reset feature of floating rate municipal bonds, is limited to 90 days. We intend to hold our securities until maturity and, therefore, do not expect to recognize an adverse impact on income or cash flows, although there can be no assurance of this. We have established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. We place investments with high credit quality issuers according to our investment policy. We do not use derivative financial instruments in our investment portfolio. All investments are carried at fair market value at June 30, 2003. Due to the short-term nature of our investments and the immaterial amount of our debt obligation, we believe that there is no material exposure to interest fluctuation. Therefore, no accompanying table has been provided.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls.  During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                           LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results in any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

In July and August 2001, we and certain of our officers were named as defendants in five purported securities class action lawsuits filed in the United States District Court, Southern District of New York, captioned as In re GRIC Communications, Inc. Initial Public Offering Securities Litigation, No. 01 Civ 6771 (SAS), and consolidated with more than three hundred substantially identical proceedings as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS).  The Consolidated Amended Class Action Complaint for Violation of the Federal Securities Laws (“Consolidated Complaint”) was filed on or about April 19, 2002, and alleges claims against certain of our officers and against CIBC World Markets Corp., Prudential Securities Incorporated, DB Alex. Brown, as successor to Deutsche Bank, and U.S. Bancorp Piper Jaffray Inc., underwriters of our December

14, 1999 initial public offering (“underwriter defendants”), under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended.

Citing several press articles, the Consolidated Complaint alleges that the underwriter defendants used improper methods in allocating shares in initial public offerings, and claim the underwriter defendants entered into improper commission agreements regarding aftermarket trading in our common stock purportedly issued pursuant to the registration statement for the initial public offering. The Consolidated Complaint also alleges market manipulation claims against the underwriter defendants based on the activities of their respective analysts, who were allegedly compromised by conflicts of interest. The plaintiffs in the Consolidated Complaint seek damages as measured under Section 11 and Section 10(b) of the Securities Act of 1933, pre-judgment and post-judgment interest, and reasonable attorneys’ and expert witnesses’ fees and other costs; no specific amount is claimed in the plaintiffs’ prayer in the Consolidated Complaint. By Order of the Court, no responsive pleading is yet due, although motions to dismiss on global issues affecting all of the issuers have been filed.

In October 2002, certain of our officers and directors who had been named as defendants in the In re Initial Public Offering Securities Litigation were dismissed without prejudice upon order of the presiding judge. In February 2003, the presiding judge dismissed the Section 10(b) claims against us and our named officers and directors with prejudice.

For several months, we participated in settlement negotiations with a committee of Issuers’ litigation counsel, plaintiffs’ executive committee and representatives of various insurance companies (the “Insurers”) regarding the remaining Section 11 claim against us.  Our Insurers were actively involved in the settlement negotiations, and strongly supported a settlement proposal presented to us for consideration in early June 2003.  The settlement proposed by the plaintiffs would be paid for by the Insurers and would dispose of all remaining claims against us.

After careful consideration, we decided to approve the settlement proposal during July 2003.  Although we believe that plaintiffs’ claims are without merit we have decided to accept the settlement proposal (which does not admit wrongdoing) to avoid the cost and distraction of continued litigation.  Because the settlement will be funded entirely by our Insurers, we do not believe that the settlement will have any effect on our financial condition, results or operations or cash flows.

The settlement will be presented to the Court for approval in the coming months.  There can be no guarantee that the settlement will be judicially approved.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 21, 2003.  Following are descriptions of the matters voted on and the results of such meeting:

	Votes For	Votes Against	Votes Abstained	Votes Withheld	Broker Non-Votes
1. Election of Directors

Series A Directors
Mark Hsu	16,839,550			176,714
Kheng Nam Lee	16,839,448			176,816
Robert Shen	16,840,050			176,214

Additional Directors
Dr. Hong Chen	16,721,702			294,562
Bharat Davé	16,994,536			21,728
Roderick C. McGeary	16,989,861			26,303
Hock Chuan Tam	16,915,200			101,064
Gerald Wright	16,655,011			361,253
Joseph M. Zaelit	16,648,842			367,422

2. Proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2003	16,928,285	74,469	13,510		0

ITEM 5.                           OTHER INFORMATION

Not applicable.

ITEM 6.                           EXHIBITS AND REPORTS ON FORM 8-K

(a)                Exhibits

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.37	Offer letter dated August 7, 2003 to Rob Fuggetta.					X
31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Registrant’s Chief Executive Officer, dated August 14, 2003.					X
31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Registrant’s Chief Financial Officer, dated August 14, 2003.					X
32.01*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Registrant’s Chief Executive Officer, dated August 14, 2003.					X*
32.02*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Registrant’s Chief Financial Officer, dated August 14, 2003.					X*

*                                         These certifications accompany GRIC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.  These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of GRIC under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(b) Reports on Form 8-K

Date of Report	Item(s)	Description
4/24/03	12	In April 2003, we filed a Form 8-K furnishing information related to a press release announcing our financial results for the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2003.

GRIC COMMUNICATIONS, INC.

/s/ KIM S. SILVERMAN
Kim S. Silverman
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)