Form 10-Q
period 2003-09-30
GRIC COMMUNICATIONS INC
filed 2003-11-14
CIK 1059155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of October 31, 2003 was 26,856,130 shares.

GRIC COMMUNICATIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRIC COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	Sept 30, 2003	Dec 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,994	$7,314
Short-term investments	19,360	15,765
Accounts receivable, net of allowances of $209 and $249 at September 30, 2003 and December 31, 2002, respectively	5,397	3,978
Prepaid expenses and other current assets	1,889	1,108
Total current assets	30,640	28,165
Property and equipment, net	1,473	1,778
Other assets	439	667
Total assets	$32,552	$30,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,083	$4,331
Accrued compensation and benefits	932	596
Deferred revenue	472	276
Other current liabilities	351	343
Total current liabilities	6,838	5,546
Long-term liabilities	—	88
Commitments and contingencies
Stockholders’ equity:
Series A redeemable convertible preferred stock, $0.001 par value: 12,801 shares authorized, 4,119 and 9,036 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	5,357	11,752
Preferred stock, 5,000 shares authorized at September 30, 2003 and December 31, 2002: no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized at September 30, 2003 and December 31, 2002: 26,323 and 20,337 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	26	20
Additional paid-in capital	149,710	141,829
Deferred stock-based compensation	—	(65)
Accumulated deficit	(129,379)	(128,560)
Total stockholders’ equity	25,714	24,976
Total liabilities and stockholders’ equity	$32,552	$30,610

See accompanying notes

GRIC COMMUNICATIONS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$10,694	$9,515	$30,043	$25,078
Costs and expenses:
Cost of revenues	4,172	4,277	12,979	11,318
Network and operations	980	1,159	2,751	3,378
Research and development	634	658	1,833	2,226
Sales and marketing	3,828	2,810	9,837	9,266
General and administrative	947	1,262	3,572	3,893
Amortization of stock-based compensation (1)	4	41	65	127
Restructuring (benefit) charge	—	(313)	(79)	369
Total costs and expenses	10,565	9,894	30,958	30,577
Operating income (loss)	129	(379)	(915)	(5,499)
Interest income and other, net	58	89	124	222
Interest expense	—	(9)	—	(40)
Income (loss) before income taxes	187	(299)	(791)	(5,317)
Provision for income taxes	9	16	28	32
Net income (loss)	178	(315)	(819)	(5,349)
Deemed beneficial conversion dividend on Series A Preferred Stock	—	—	—	(11,781)
Net income (loss) attributable to common stockholders	$178	$(315)	$(819)	$(17,130)

Basic net income (loss) per share	$0.01	$(0.02)	$(0.04)	$(0.85)
Shares used to compute basic net income (loss) per share	24,006	20,135	21,997	20,051

Diluted net income (loss) per share	$0.01	$(0.02)	$(0.04)	$(0.85)
Shares used to compute diluted net income (loss) per share	31,810	20,135	21,997	20,051

(1) Amortization of stock-based compensation consists of:

Network and operations	$—	$1	$3	$4
Research and development	1	2	4	8
Sales and marketing	—	1	1	2
General and administrative	3	37	57	113
Total amortization of stock-based compensation	$4	$41	$65	$127

See accompanying notes

GRIC COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Net loss	$(819)	$(5,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	599	2,008
Amortization of stock-based compensation	65	244
Gain on sales of assets	(116)	(347)
Accounts receivable allowances	(5)	150
Noncash portion of restructuring benefit	(79)	(407)
Noncash warrant expenses-preferred stock	—	1
Net changes in assets and liabilities:
Accounts receivable	(1,414)	(1,568)
Prepaid expenses and other current assets	(781)	(254)
Other assets	178	(13)
Accounts payable	915	1,092
Accrued compensation and benefits	336	(1,067)
Deferred revenue	196	181
Other current liabilities	8	(16)
Other long-term liabilities	(88)	(5)
Net cash used in operating activities	(1,005)	(5,350)
Cash flows from investing activities:
Available-for-sale investments:
Purchases	(9,250)	(20,502)
Maturities	5,656	10,798
Proceeds from sales of assets	117	372
Capital expenditures	(330)	(154)
Net cash used in investing activities	(3,807)	(9,486)
Cash flows from financing activities:
Payments of capital lease obligations	—	(414)
Proceeds from sales of common stock, net	1,167	231
Proceeds from exercise of Series A preferred stock warrants	325	—
Proceeds from sales of treasury stock	—	99
Proceeds from issuance of preferred stock, net of issuance costs	—	14,252
Net cash provided by financing activities	1,492	14,168

Net decrease in cash and cash equivalents	(3,320)	(668)
Cash and cash equivalents at beginning of the period	7,314	4,021
Cash and cash equivalents at end of the period	$3,994	$3,353

Supplemental disclosures of cash flow information:
Income taxes paid	$28	$7
Interest paid	$—	$37

Supplemental disclosures of noncash financing activities:
Conversion of Series A redeemable convertible preferred stock into common stock	$6,395	$—

See accompanying notes

GRIC COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.                   Basis of Presentation

The financial information at September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 is unaudited, but includes all adjustments (consisting of normal recurring adjustments and restructuring adjustments) that GRIC Communications, Inc. (the “Company”) considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for future periods.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The following information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.                   Summary of Significant Accounting Policies

Revenue Recognition and Related Allowances.  The Company derives revenues primarily from remote Internet access services provided to customers through its virtual network. These services are generally billed on a per-minute basis for usage or at a flat rate per month per user based on negotiated rates. The Company has some customers with minimum commitment arrangements. To a lesser extent, the Company derives revenues from licenses of its authentication software, related maintenance and support services, which are recognized ratably over the contractual services period or term of services, and other optional services related to its GRIC MobileOffice offering, which are recognized at the time of delivery.

Revenues are recognized when a binding agreement or purchase order from the customer has been received, the services have been delivered, the fee or price was fixed or determinable, the collection of the receivable was reasonably assured and no significant post-delivery obligations remained.

The Company records estimated allowances against revenues in the same period the revenues are recorded. These estimates are based upon historical analysis of the Company’s credit memo data and other known factors for pricing and transaction volume disputes that arise in the normal course of business. To date, allowances pertaining to the disputes with customers have not been significant.

From time to time, the Company’s customers, including significant customers, may seek protection under bankruptcy laws. When this occurs, the Company determines its ongoing exposure to risk that a pre-filing account receivable will prove to be uncollectable, and establishes appropriate allowances for that contingency as necessary. In addition, for each continuing customer in bankruptcy the Company evaluates the creditworthiness of the customer and determines whether revenue should be recognized on an accrual basis or as cash payments are received. When revenue is recorded on an accrual basis, the Company bases its judgment on the creditworthiness of the debtor-in-possession, their payment experience and whether the collectability of receivables is reasonably assured, all in addition to other revenue recognition criteria having been met.

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

Long-Lived Assets.  As part of the Company’s review of its property and equipment during the three months ended June 30, 2003, certain matters were identified related to prior financial reporting periods that required the recording of a net reduction in operating expenses.  The Company quantified the amounts associated with certain property and equipment for which excess depreciation charges had been recorded against certain property and equipment in prior periods.  The Company also identified certain leasehold improvements that were abandoned in previous periods but remained on its financial

statements.   Accordingly, during the three months ended June 30, 2003 and the nine months ended September 30, 2003, the Company recorded a net reduction to operating expenses of $217,000 resulting from reduced accumulated depreciation and depreciation expense by approximately $302,000, partially offset by an impairment charge to property and equipment of approximately $85,000 that was applied against the restructuring benefit.  The Company does not believe these amounts are material to the periods in which they should have been recorded, nor does it expect that the adjustment will be material to its consolidated operating results for the year ending December 31, 2003.  However, if these adjustments are ultimately deemed to be material to the Company’s consolidated operating results for the year ending December 31, 2003, the Company will need to restate prior financial reporting periods including the three months ended June 30, 2003 and the nine months ended September 30, 2003.  The impact would increase the net loss for the three months ended June 30, 2003 and the nine months ended September 30, 2003 by $217,000 ($0.01 per share) and decrease net loss for the year ended December 31, 2002 by $217,000 ($0.01 per share), as well as decrease accumulated deficit and increase net property and equipment by $217,000.

Net Loss Per Share.  Net loss per common share and diluted net loss per share are presented in conformity with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”) for all years presented.

In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of basic and diluted net loss per share, as their effect is antidilutive.  Dilutive securities have been included in the computation of diluted net income per share for the applicable periods.

Weighted-average options outstanding to purchase approximately 191,000 shares of common stock for the three months ended September 30, 2002 and approximately 2.4 million and 539,000 shares of common stock for the nine months ended September 30, 2003 and 2002, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive.  However, the weighted-average options have been included for the three months ended September 30, 2003 in diluted net income per share. Such securities that have been included in the computation of diluted net income per share were based upon using the treasury stock method.

Series A redeemable convertible preferred stock (“Series A Preferred Stock”), which has not been converted to common stock, of approximately 9.0 million shares for the three and nine months ended September 30, 2002 and approximately 4.1 million for the nine months ended September 30, 2003 has not been included in the computation of diluted net loss per share because the effect would be antidilutive.  However, the Series A Preferred Stock has been included for the three months ended September 30, 2003 in diluted net income per share.

Series A preferred stock warrants, which has not been converted to common stock, of approximately 2.2 million shares for the three and nine months ended September 30, 2002 and approximately 2.0 million for the nine months ended September 30, 2003 has not been included in the computation of diluted net loss per share because the effect would be antidilutive.  However, the Series A Preferred Stock has been included for the three months ended September 30, 2003 in diluted net income per share.

Reclassifications.  Amounts for revenues and cost of revenues in the previous quarter have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements.  In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principle difference between SFAS 146 and EITF 94-3 relates to its requirement for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. There was no impact on the Company’s consolidated financial position or results of operations from the adoption of SFAS 146 as the Company did not have any new exit or disposal activities during the nine months ended September 30, 2003.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created or acquired after January 31, 2003. FIN 46 was amended as FIN 46-6 (“FIN 46-6”), FIN 46 is effective for variable interests in a VIE created or acquired before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003.   FIN 46 requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about VIEs when FIN 46 becomes effective.   The Company has not invested in any VIEs created after January 31, 2003.  The Company has adopted the provisions of FIN 46 and as of September 30, 2003, there were no entities identified that would require consolidation.

In March 2003, the EITF reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Elements,” which addresses certain aspects of accounting for arrangements that include multiple products or services.  Specifically, this issue addresses: (1) how to determine whether an arrangement that contains multiple products or services contains more than one unit of accounting, and (2) how the arrangement consideration should be measured and allocated.  Accordingly, the adoption of EITF 00-21 may impact the timing of revenue recognition as well as allocation between products and services.  EITF 00-21 is applicable for transactions entered into in fiscal periods beginning after June 15, 2003.  The Company has adopted the guidance provided by EITF 00-21 and it did not have a material impact on its consolidated financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.  The provisions of SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  The Company has adopted each of the provisions of SFAS 150 and it did not have a material impact on its consolidated financial position or results of operations.

3.                   Stock-Based Compensation

As permitted under FASB Statement No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” the Company has elected to continue to follow APB No. 25 and related interpretations in accounting for its stock-based awards to employees. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 148 and SFAS No. 123 and has been determined as if the Company had accounted for awards to employees under the fair value method of SFAS No. 123. The fair value of stock options under the Company’s 1999 Equity Incentive Plan and stock purchase rights under the Company’s 1999 Employee Stock Purchase Plan was estimated as of the grant date using the Black-Scholes option-pricing model.

The fair value of stock options granted during the three months ended September 30, 2003 and 2002 were estimated at the date of grant assuming no expected dividends and the following weighted average assumptions.

Stock Options

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Expected life (years)	2.80	1.31	2.15	2.36
Expected stock price volatility	1.35	0.87	1.76	0.95
Risk-free interest rate	2.67%	3.35%	2.95%	3.57%

Stock Purchase

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Expected life (years)	0.45	0.42	0.55	0.49
Expected stock price volatility	0.86	0.82	1.07	0.84
Risk-free interest rate	2.52%	2.98%	2.59%	3.13%

For purposes of pro forma disclosures, the estimated fair value of stock-based awards is amortized against pro forma net income over the stock-based awards’ vesting period for options and over the offering period for stock purchases under the Company’s 1999 Employee Stock Purchase Plan.

The Company’s pro forma information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Net income (loss) attributable to common stockholders as reported	$178	$(315)	$(819)	$(17,130)
Add: Amortization of stock compensation measured under APB 25	4	41	65	127
Less: Stock-based compensation expense measured under FAS 123	(1,363)	(1,216)	(3,564)	(3,390)
Pro forma net loss	$(1,181)	$(1,490)	$(4,318)	$(20,393)

Basic net income (loss) per share
As reported	$0.01	$(0.02)	$(0.04)	$(0.85)
Pro forma	$(0.05)	$(0.07)	$(0.20)	$(1.02)
Diluted net income (loss) per share
As reported	$0.01	$(0.02)	$(0.04)	$(0.85)
Pro forma	$(0.05)	$(0.07)	$(0.20)	$(1.02)

Calculated under SFAS No. 123, the weighted-average fair values of the employee stock options granted during the three months ended September 30, 2003 and 2002 were $3.90 and $0.53 per share, respectively.

4.                   Intangible Assets

The Company entered into an agreement with a wireless service provider during 2001 for the exchange of services, which resulted in a prepayment for future wireless services and the obligation by the Company to provide future Internet roaming services. The assessed value of these wireless services had been included in prepaid expenses and other current assets and in other assets in the amounts of $200,000 and $400,000, respectively. During September 2003, because these assets had not yet been utilized, the Company and the provider amended the underlying agreement to modify the scope of their business relationship and extend the term of the agreement until September 2006. As a result of this amended agreement, the Company entered into a nonmonetary transaction for the exchange of prepaid wireless services for prepaid roaming services and wireless cards.  Because this nonmonetary transaction did not represent a culmination of an earnings process, no revenues or expenses have been, or will be recorded by the Company pursuant to this transaction.  In addition, there was no indicated loss on this exchange of services.

5.                   Commitments and Contingencies

Lease Commitments.  The Company leases all of its facilities under operating leases that expire at various dates through 2008. As of September 30, 2003, the Company had $2.4 million in future operating lease commitments.

Purchase Commitments.  The Company has entered into certain non-cancelable purchase commitments from suppliers who provide network access, software and related services that are utilized by the Company in order to deliver its GRIC MobileOffice solution. As of September 30, 2003 the Company had $230,000 in future purchase commitments that expire at various dates through 2004.

Legal Matters.  The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

After careful consideration, the Company has decided to approve the settlement proposal in July 2003.  Although the Company believes that plaintiffs’ claims are without merit, it has decided to accept the settlement proposal (which does not admit wrongdoing) to avoid the cost and distraction of continued litigation.  Because the settlement will be funded entirely by its Insurers, the Company does not believe that the settlement will have any effect on the Company’s consolidated financial condition, results or operations or cash flows.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet at September 30, 2003.

6.                   Restructuring Events

In June 2002, the Company undertook a strategic restructuring to streamline its operations in order to help reduce operating expenses.  In January 2001, the Company undertook a strategic restructuring and decided to cease providing its Internet telephony settlement services, based on an analysis of the operating expenses required to support these services and the low gross margins associated with them, and on the Company’s expectation that continued Internet telephony operations would require additional cash infusions to the business.  As of September 30, 2003, there were no remaining accruals from any of the Company’s strategic restructuring events.

The total restructuring benefit of $313,000 for the three months ended September 30, 2002 reflects the reversal of the June 2002 restructuring-related employee severance costs of $191,000, the June 2002 lease and other obligations of $68,000 and the January 2001 lease and facility obligations of $54,000, all as a result of final paid settlements that were less than previously estimated obligations.  No adjustments were made during the three months ended September 30, 2003.

The total restructuring benefit of $79,000 for the nine months ended September 30, 2003 reflects the reversal of the June 2002 restructuring-related employee severance costs of $164,000 net of an $85,000 asset impairment charge for certain leasehold improvements that were abandoned in previous periods.

The total restructuring charge of $369,000 for the nine months ended September 30, 2002 reflects a charge to operations of approximately $1.2 million related to the June 2002 restructuring, which was partially offset by noncash benefits of $259,000 from the elimination of the June 2002 restructuring accruals, due to final paid settlements that were less than previously estimated obligations.  In addition, the restructuring charge was partially offset by an unexpected gain of approximately $335,000 on Internet telephony assets that were previously written-off during the restructuring in January 2001 and by noncash benefits of $213,000 from the elimination of the January 2001 restructuring accruals, due to final paid settlements that were less than previously estimated obligations.

7.                   Segment Information

The Company operates solely in one segment, providing a global network for corporate enterprises with mobile and remote workforces and for the Company’s service provider resellers and value-added resellers.

The following is a summary of revenue by geographical area for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Revenue by external customers:
United States, Canada and Latin America	$5,917	$5,257	$16,396	$12,716
Japan/Korea	2,828	2,531	8,049	7,072
Asia Pacific	882	855	2,531	2,549
Europe, Middle East and Africa	1,067	872	3,067	2,741
	$10,694	$9,515	$30,043	$25,078

The following is a summary of long-lived assets by geographical area for the periods presented:

	September 30, 2003	December 31, 2002
	(in thousands)
Long-lived assets:
United States	$1,372	$1,554
Rest of World	101	224
	$1,473	$1,778

Revenue by external customer is based on the customer’s billing locations. Long-lived assets are those assets used in each geographic location.  For the three months ended September 30, 2003, two customers each accounted for 10% or more of the Company’s total consolidated revenues.

8.                                      Stockholder’s Equity

Series A Redeemable Convertible Preferred Stock.  During the three and nine months ended September 30, 2003, 4.3 million and 4.9 million shares of Series A Preferred Stock were converted into common stock, respectively.  No shares were converted into common stock during the three and nine months ended September 30, 2002.

Series A Preferred Stock Warrants.  During the three and nine months ended September 30, 2003, warrants to purchase approximately 151,000 and 193,000 shares of Series A Preferred Stock were exercised and these shares were simultaneously converted into shares of common stock.  No Series A Preferred Stock warrants were exercised and no shares of Series A Preferred Stock were converted into shares of common stock during the three and nine months ended September 30, 2002.

Stock Repurchase Program. In September 2001, the Board of Directors approved a program to expend up to $2.0 million to repurchase shares of the Company’s common stock in open market transactions. The Company purchased 110,000 shares for approximately $99,000 during 2001. The Company repurchased no additional shares during 2002 or during the three and nine months ended September 30, 2003.  The Company’s management currently does not have plans to repurchase any shares in the near future.

9.                                      Axcelerant Acquisition

On August 12, 2003, the Company entered into a definitive agreement to acquire Axcelerant, Inc. (“Axcelerant”), a privately held Delaware corporation that provides managed broadband VPN services.  Under the terms of the agreement, Axcelerant stockholders will receive Company common stock and options representing approximately 9.8 million shares, or 22% of the combined company on a common equivalents basis (including Company preferred stock on an as-if converted basis), in a stock-for-stock merger.  The transaction is subject to approval by the stockholders of the Company and Axcelerant and customary closing conditions.  A Registration Statement on Form S-4 was filed by the Company with the Securities and Exchange Commission on September 22, 2003 and declared effective on October 24, 2003.  A record date was set for October 21, 2003 for the special meetings of stockholders of GRIC and Axcelerant, which are to be held on November 25, 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the selected consolidated financial information and the consolidated financial statements and notes appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements, such as statements of expected revenues and expenses that involve risks and uncertainties. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those detailed from time to time in our filings with the Securities and Exchange Commission and those discussed in this report, particularly in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and under “Factors That May Affect Future Results.”

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

We provide services over a heterogeneous virtual network known as the GRIC TierOne Network. As of September 30, 2003, the GRIC TierOne Network included more than 35,000 wired and wireless access points in over 150 countries.  We created this network by forming contractual relationships with over 300 Internet service providers and telecommunication companies.  These providers, to whom we refer as the GRIC TierOne Network members, are able to share their communications networks.  Our customers benefit from the resulting network, which can deliver a secure mobile Internet access solution cost-effectively. GRIC TierOne Network members benefit because we manage this shared network and provide settlement services as a clearinghouse. To serve as a clearinghouse, we have established common technical, service and payment standards to settle charges that our customers incur when their end users access the network facilities of GRIC TierOne Network members in order to initiate Internet-based communications, such as Internet roaming. We intend to continue evolving our service offering to introduce new Internet-based mobile office communications services that may be adopted, deployed and managed on a global scale across the GRIC TierOne Network.

We have incurred substantial losses since our inception as a result of expenses associated with building the GRIC TierOne Network and related network infrastructure and with developing our software products. Although we were profitable for our combined activities during the three months ended September 30, 2003, we had an accumulated deficit of approximately $129.4 million as of September 30, 2003. See “Factors That May Affect Future Results—We have a history of net losses and may incur future losses.”

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

On August 12, 2003, we entered into a definitive agreement to acquire Axcelerant, Inc. (“Axcelerant”), a privately-held Delaware corporation that provides managed broadband VPN services.  Under the terms of the agreement, Axcelerant stockholders will receive common stock and options from us representing approximately 9.8 million shares, or 22% of the combined company on a common equivalents basis (including our preferred stock on an as-if converted basis), in a stock-for-stock merger.  The transaction is subject to approval by the stockholders of the Company and Axcelerant and customary closing conditions.  A Registration Statement on Form S-4 was filed by us with the Securities and Exchange Commission on September 22, 2003 and declared effective on October 24, 2003.  A record date was set on October 21, 2003 for the special meetings of stockholders of GRIC and Axcelerant, which are to be held on November 25, 2003.  We cannot assure you that the proposed merger will be completed during the fourth calendar quarter of 2003, or at all.  See “Risks Related to the Merger.”

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

Revenue Recognition and Related Allowances.  We derive revenues primarily from remote Internet access services we provide to customers through our virtual network. These services are generally billed on a per-minute basis for usage or at a flat rate per month per user based on negotiated rates.  We have some customers with minimum commitment arrangements.  To a lesser extent, we also derive a portion of our revenues from licenses of our authentication software, related maintenance and support services, which are recognized ratably over the contractual services period or term of service, and other optional services related to our GRIC MobileOffice offering, which are recognized at the time of delivery.  These other revenues amounted to five percent or less of total revenues over the last three years.  Revenues are recognized when a binding agreement or purchase order from the customer has been received, the services have been delivered, the fee or price was fixed or determinable, the collection of the receivable was reasonably assured and no significant post-delivery obligations remained.

We record estimated allowances against revenues in the same period the revenues are recorded. These estimates are based upon historical analysis of our credit memo data and other known factors for pricing and transaction volume disputes that arise in the normal course of business. To date, allowances pertaining to disputes with customers have not been significant. If the historical data we use to calculate these estimates does not accurately reflect amounts associated with future disputes, our actual revenues could be higher or lower than what we have recognized.

From time to time our customers, including significant customers, may seek protection under bankruptcy laws. When this occurs, our management determines our risk that an account receivable will prove to be uncollectible, and establishes appropriate reserves for that contingency as necessary. In addition, for each continuing customer in bankruptcy management evaluates the creditworthiness of the customer and determines whether revenue should be recognized on an accrual basis or when cash payments are received. When we record revenue on an accrual basis, management has based their judgment on the creditworthiness of the debtor-in-possession, their payment experience and whether the collectability of receivables is reasonably assured, in addition to other revenue recognition criteria having been met.

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

Long-Lived Assets.  As part of our review of our property and equipment during the three months ended June 30, 2003, certain matters were identified related to prior financial reporting periods that required the recording of a net reduction in operating expenses.  We quantified the amounts associated with certain property and equipment for which excess depreciation charges had been recorded against certain property and equipment in prior periods.  We also identified certain leasehold improvements that were abandoned in previous periods but remained on our financial statements.   Accordingly, during the three months ended June 30, 2003 and the nine months ended September 30, 2003, we recorded a net reduction to operating expenses of $217,000 resulting from reduced accumulated depreciation and depreciation expense of approximately $302,000, partially offset by an impairment charge to property and equipment of approximately $85,000 that was applied against the restructuring benefit.  We do not believe these amounts are material to the periods in which they should have been recorded, nor do we expect that the adjustment will be material to our consolidated operating results for the year ending December 31, 2003.  However, if these adjustments are ultimately deemed to be material to the consolidated operating results for the year ending December 31, 2003, we will need to restate prior financial reporting periods including the three months ended June 30, 2003 and nine months ended September 30, 2003.  The impact would increase the net loss for the three months ended June 30, 2003 and the nine months ended September 30, 2003 by $217,000 ($0.01 per share) and decrease net loss for the year ended December 31, 2002 by $217,000 ($0.01 per share), as well as decrease accumulated deficit and increase net property and equipment by $217,000.

Intangible Assets. We entered into an agreement with a wireless service provider during 2001 for the exchange of services, which resulted in a prepayment for future wireless services and the obligation to provide future Internet roaming services. The assessed value of these wireless services had been included in prepaid expenses and other current assets and in other assets in the amounts of $200,000 and $400,000, respectively. During September 2003, because these assets had not yet been utilized, we amended the underlying agreement to modify the scope of our business relationship and extend the term of the agreement until September 2006.  As a result of this amended agreement, we entered into a nonmonetary transaction for the exchange of prepaid wireless services for prepaid roaming services and wireless cards.  Because this nonmonetary transaction did not represent a culmination of an earnings process, no revenues or expenses have been, or will be recorded pursuant to this transaction.  In addition, there was no indicated loss on this exchange of services.

Results of Operations

Three and Nine Month Periods Ended September 30, 2003 Compared to Three and Nine Month Periods Ended September 30, 2002

Revenues.  Revenues consist of amounts received from our customers for utilizing our remote Internet access services or other services from our GRIC MobileOffice offering that we provided. Total revenues increased to $10.7 million in the three months ended September 30, 2003 from $9.5 million in the three months ended September 30, 2002, representing an increase of 12%. Total revenues increased to $30.0 million in the nine months ended September 30, 2003 from $25.1 million in the nine months ended September 30, 2002, representing an increase of 20%. The increase of approximately $1.2 million and $5.0 million during the three and nine month periods ended September 30, 2003, respectively, was primarily due to increased amounts obtained for our remote Internet access services by our existing customers in the combined regions of the United States, Canada and Latin America and to a lesser degree the expansion of our global customer base. We expect 2003 revenues to grow primarily as a result of increased usage of our remote Internet access services and, to a lesser extent, reflecting increased sales of our managed security service offering and our value-added services.

Cost of Revenues.  Cost of revenues consists of amounts we pay to access the Internet in order to provide remote Internet access services to our customers and amounts we pay to third parties to offer other mobile broadband services.  Cost of revenues decreased to $4.2 million in the three months ended September 30, 2003 from $4.3 million in the three months ended September 30, 2002, which represented a decrease of 2%.  The decrease of approximately $105,000 during the three-month period ended September 30, 2003 was primarily due to reductions in amounts owed to providers for access services and other broadband services.  Cost of revenues increased to $13.0 million in the nine months ended September 30, 2003 from $11.3 million in the nine months ended September 30, 2002, which represented an increase of 15%.    The increase of $1.7 million during the nine-month period ended September 30, 2003, reflects corresponding increases in the volume of remote Internet access and the expansion of our customer base as well as the cost of adding additional products to the GRIC MobileOffice solution offering.  As remote Internet access revenues increase we expect that the cost of revenues in 2003 will increase in absolute dollars when compared to 2002, but decline as a percentage of total revenues.

Network and Operations.  Network and operations expenses include salaries and benefits, allocated facility and management information systems expenses, depreciation on network equipment, administrative expenses, costs of co-location of network equipment and leased telecommunication lines and other related costs.  Network and operations expenses decreased to $980,000 in the three months ended September 30, 2003 from $1.2 million in the three months ending September 30, 2002, representing a decrease of 15%. The decrease of approximately $179,000 reflects reductions of approximately $95,000 in depreciation expense primarily associated with older assets that are still in use, but have reached the end of their estimated lives for accounting purposes, a reduction of approximately $58,000 in telecommunications expense based on lower rates from a new provider and reductions of approximately $49,000 in compensation-related expenses that were primarily due to lower staffing levels and the elimination of compensation programs. Network and operations expenses decreased to $2.8 million in the nine months ended September 30, 2003 from $3.4 million in the nine months ending September 30, 2002, representing a decrease of 19%.  The decrease of approximately $627,000 reflects reductions of approximately $372,000 in depreciation expense primarily associated with older assets that are still in use, but have reached the end of their estimated lives for accounting purposes, reductions of approximately $173,000 in compensation-related expenses that were primarily due to lower staffing levels and the elimination of compensation programs and a reduction of approximately $92,000 in telecommunications expense based on lower rates from a new provider.  We expect the amount of network and operations expenses in 2003 to be less than total expenses in 2002 as we maintain current staffing levels and utilize the existing network infrastructure.

Research and Development.  Research and development expenses consist of quality assurance, salaries and benefits, allocated facility and management information systems, facilities costs, depreciation costs, outside consultants, administration and other related costs. Research and development expenses decreased to $634,000 in the three months ended September 30, 2003 from $658,000 in the three months ended September 30, 2002, representing a decrease of 4%.  The decrease of approximately $24,000 reflects reductions of approximately $28,000 for third-party software product subscription not renewed in 2003, reductions of approximately $21,000 in depreciation expense primarily associated with older assets that are still in use, but have reached the end of their estimated lives for accounting purposes, offset by approximately $36,000 of increased compensation related expenses due to adding additional staffing in India.  Research and development expenses decreased to $1.8 million in the nine months ended September 30, 2003 from $2.2 million in the nine months ended September 30, 2002, representing a decrease of 18%.  The decrease of approximately $393,000 reflects lower professional fees of approximately $116,000 due to the decreased use of outside services and approximately $102,000 due to reduced depreciation expense primarily associated with older assets that are still in use, but have reached the end of their estimated lives for accounting purposes and approximately $87,000 due to property and equipment adjustments that related to prior periods and reductions of approximately $91,000 in compensation-related expenses primarily due to shifting staff from our U.S. headquarters to our development center in India.  We expect research and development expenses to be lower in 2003 as compared to 2002 due to our utilization of existing assets and resources in our development center in India.

Sales and Marketing.  Sales and marketing expenses consist of salaries and benefits, costs for marketing and promotional programs, allocated facility and management information systems costs, travel and entertainment costs, outside consultant fees, costs associated with domestic and international sales offices, administrative expenses and other related costs. Sales and marketing expenses increased to $3.8 million in the three months ended September 30, 2003 from $2.8 million in the three months ended September 30, 2002, representing an increase of 36%.  The increase of approximately $1.0 million was due to an increase in compensation expense of approximately $591,000 primarily due to higher compensation-related expenses pertaining to our increased sales force and an increase of approximately $463,000 in advertising and promotion costs to increase GRIC’s brand recognition and increase sales leads.  Sales and marketing expenses increased to $9.8 million in the nine months ended September 30, 2003 from $9.3 million in the nine months ended September 30, 2002, representing a increase of 6%.  The increase of approximately $571,000 principally reflects increase in compensation expense of approximately $459,000 primarily due to higher compensation-related expenses pertaining to our increased sales force and an increase of approximately $180,000 in advertising and promotion costs offset by a reduction approximately $105,000 in depreciation expense primarily associated with older assets that are still in use, but have reached the end of their estimated lives for accounting purposes.  We expect the overall amount of sales and marketing expenses to significantly increase during the remainder of 2003 and to be greater than total expense in 2002 as we evolve our business strategy to employ not only an indirect sales channel, but also a direct sales channel and to increase our marketing presence by investing in marketing programs.

General and Administrative.  General and administrative expenses consist of salary, benefits and related costs for executive, finance, legal, administrative, human resources, investor relations and management information systems functions, general corporate and facility costs and provisions for uncollectable receivables. General and administrative expenses decreased to $947,000 in the three months ended September 30, 2003 from $1.3 million in the three months ended September 30, 2002, representing a decrease of 25%.   The decrease of approximately $315,000 reflects a reduction of approximately $140,000 in depreciation expense primarily associated with older assets that are still in use, but have reached the end of their estimated lives for accounting purposes, approximately $109,000 in lower facility costs due to continued efforts to streamline our operations in 2003 and a one-time worker’s compensation refund for $85,000 received during the three months ended September 30, 2003.  General and administrative expenses decreased to $3.6 million in the nine months ended September 30, 2003 from $3.9 million in the nine months ended September 30, 2002, representing a decrease of 8%.  The decrease of approximately $321,000 reflects a decrease of approximately $487,000 in depreciation expense primarily associated with older assets that are still in use, but have reached the end of their estimated lives for accounting purposes and approximately $303,000 in lower facility costs due to continued efforts to streamline our operations in 2003, offset by an increase of approximately $408,000 for one-time costs related to payments made in connection with the resignation of our former Chief Executive Officer during the first quarter of 2003.  We expect the total amount of general and administrative expenses to remain consistent for the remainder of 2003 and to be only slightly higher than total expenses in 2002.

Amortization of Stock-Based Compensation.  Some stock options granted through December 14, 1999 were considered compensatory because the deemed fair value for accounting purposes was higher than the stock option exercise price as determined by the board of directors on the date of grant. As a result, we recorded amortization of deferred compensation expense of $4,000 and $41,000 in the three months ended September 30, 2003 and 2002, respectively, and we recorded amortization of deferred compensation expense of $65,000 and $127,000 in the nine months ended September 30, 2003 and 2002, respectively.  As of September 30, 2003, we had no deferred compensation remaining to be amortized. Deferred compensation is amortized on a straight-line basis over the vesting period of the options.

Restructuring Charge.  In June 2002, we undertook a strategic restructuring to streamline our operations in order to help reduce operating expenses.  In January 2001, we undertook a strategic restructuring and decided to cease providing our Internet telephony settlement services, based on an analysis of the operating expenses required to support these services and the low gross margins associated with them, and on our expectation that continued Internet telephony operations would require additional cash infusions to the business.

The total restructuring benefit of $79,000 for the nine months ended September 30, 2003 reflects the reversal of the June 2002 restructuring-related employee severance costs of $164,000 net of an $85,000 asset impairment charge for certain leasehold improvements that were abandoned in previous periods.  As of September 30, 2003, there were no remaining accruals from any of our strategic restructuring events.

The total restructuring charge of $369,000 for the nine months ended September 30, 2002 reflects a charge to operations of approximately $1.2 million related to the June 2002 restructuring, which was partially offset by noncash benefits of $259,000 from the elimination of the June 2002 restructuring accrual, due to final paid settlements that were less than previously estimated obligations.  In addition, the restructuring charge was partially offset by an unexpected gain of approximately $335,000 on Internet telephony assets that were previously written-off during the restructuring in January 2001 and by noncash benefits of $123,000 from the elimination of the January 2001 restructuring accruals, due to final paid settlements that were less than previously estimated obligations.

Interest Income and Other, Net.  Interest income and other, net, primarily consists of interest income on cash balances and on short-term investments, gain on disposition of assets and sales, use and value-added tax. Interest income and other, net, was $58,000 for the three months ended September 30, 2003 as compared to $89,000 for the three months ended September 30, 2002.  The decrease of approximately $31,000 primarily reflects a decrease in interest income of $35,000 due to lower interest rate yields.  Interest income and other, net, was $124,000 for the nine months ended September 30, 2003 as compared to $222,000 for the nine months ended September 30, 2002.  The decrease of approximately $98,000 primarily reflects higher sales, use and value-added tax on equipment for approximately $165,000 and a decrease of approximately $42,000 due to lower interest rate yields partially offset by a gain on the sale of assets of $103,000.

Interest Expense.  Interest expense consists of interest expense associated with capital leases and amortization of the fair value of warrants issued in connection with our financing activities. There was no interest expense or amortization of the fair value of warrants in the three and nine months ended September 30, 2003, as we paid our remaining debt balance from our capital lease obligations and fully amortized our warrants in 2002. Total interest expense was $9,000 and $40,000 for the three and nine months ended September 30, 2002, respectively.

Income Taxes.  The provision for income taxes was $9,000 and $28,000 for the three and nine months ended for September 30, 2003, respectively, as compared to $16,000 and $32,000 the three and nine months ended for September 30, 2002, respectively. The provision for income taxes consists of foreign tax provisions.

Liquidity and Capital Resources

	September 30, 2003	September 30, 2002
	(in thousands)
Cash and cash equivalents	$3,994	$3,353
Net cash used in operating activities	(1,005)	(5,350)
Net cash provided by (used in) investing activities	(3,807)	(9,486)
Net cash provided by (used in) financing activities	1,492	14,168

Cash and cash equivalents.  Our principal source of liquidity is our cash, cash equivalents and short-term investments. As of September 30, 2003, in addition to our cash and cash equivalents balance of approximately $4.0 million we had a short-term investment balance of approximately $19.4 million.

Operating activities.  Net cash used in operating activities was $1.0 million in the nine months ended September 30, 2003, and $5.4 million in the nine months ended September 30, 2002. Net cash used in operating activities in the nine months ended September 30, 2003 reflects higher accounts receivable balances of approximately $1.4 million due to increased revenues and higher prepaid, net operating losses of $819,000 and other current asset balances of $781,000 due primarily to the payment and accrual of costs related to our intended acquisition of Axcelerant. These amounts were partially offset by higher accounts payable balances of $915,000, which include obligations pertaining to the merger activities, and depreciation and amortization of property and equipment of $599,000.  Net cash used in operating activities in the nine months ended September 30, 2002 reflects net operating losses of $5.3 million, higher accounts receivable balances of approximately $1.6 million due to increased revenues, lower accrued compensation and benefit payable balances of $1.1 million principally due to the elimination of our 2002 bonus plan.  These amounts were partially offset by depreciation and amortization of property and equipment of $2.0 million and higher accounts payable balances of approximately $1.1 million due primarily to amounts accrued for our June 2002 restructuring and amounts owed to our providers that correspond to higher revenues from internet access and mobile broadband services.

Investing activities.  Net cash used in investing activities was $3.8 million in the nine months ended September 30, 2003 and $9.5 million in the nine months ended September 30, 2002. Net cash used in investing activities in the nine-month periods ended September 30, 2003 and 2002 primarily reflects purchases of short-term investments.

Financing activities.  Net cash provided by financing activities was $1.5 million in the nine months ended September 30, 2003 and $14.2 million in the nine months ended September 30, 2002. The net cash provided by financing activities in the nine months ended September 30, 2003 was principally due to proceeds received from the sale of common stock through our incentive stock option and employee stock purchase plans and the exercise of warrants to purchase shares of Series A Preferred Stock that were simultaneously converted to shares of common stock. The net cash provided by financing activities in the nine months ended September 30, 2002 was primarily the result of proceeds from the issuance of our Series A Preferred Stock.

Commitments.  We lease all of our facilities under operating leases that expire at various dates through 2008. As of September 30, 2003, we had $2.4 million in future operating lease commitments. We have entered into certain non-cancelable purchase commitments from suppliers who provide network access, software and related services that are utilized by us in order to deliver our GRIC MobileOffice solution.  We have $230,000 in future purchase commitments that expire at various dates through 2004.

Summary of Liquidity.  At September 30, 2003, we had an accumulated deficit of $129.4 million and we incurred a net loss of approximately $819,000 for the nine months ended September 30, 2003, although we were profitable for the three months ended September 30, 2003.

We believe that our available cash, cash equivalents and short-term investments of $23.4 million at September 30, 2003, and cash expected to be generated by operations during the next twelve months, will fund planned operations for at least the next twelve months.  Our current business model does not require a substantial investment in capital equipment.  Although a large portion of our property and equipment have reached the end of their useful lives for accounting purposes, we expect spending levels for capital assets in the near-term to remain consistent with levels in recent quarters.

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

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (‘‘SFAS 146’’), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principle difference between SFAS 146 and EITF 94-3 relates to its requirement for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. There was no impact on our consolidated financial position or results of operations from the adoption of SFAS 146, as we did not have any new exit or disposal activities during the three months ended September 30, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity’s product warranty liabilities. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure provisions of FIN 45.  The adoption of the disclosure provisions and accounting requirements of FIN 45 did not have a material impact on our consolidated financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created or acquired after January 31, 2003. FIN 46 was amended as FIN 46-6 (“FIN 46-6”), FIN 46 is effective for variable interests in a VIE created or acquired before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003.   FIN 46 requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible to consolidate or disclose information about VIEs when FIN 46 becomes effective.   We have not invested in any VIEs created

after January 31, 2003.  We have adopted the provisions of FIN 46 and as of September 30, 2003, there were no entities identified that would require consolidation.

In March 2003, the EITF reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Elements,” which addresses certain aspects of accounting for arrangements that include multiple products or services.  Specifically, this issue addresses: (1) how to determine whether an arrangement that contains multiple products or services contains more than one unit of accounting, and (2) how the arrangement consideration should be measured and allocated.  Accordingly, the adoption of EITF 00-21 may impact the timing of revenue recognition as well as allocation between products and services.  EITF 00-21 is applicable for transactions entered into in fiscal periods beginning after June 15, 2003.    We adopted the guidance provided by EITF No. 00-21 and it did not have a material impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.  The provisions of SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  We adopted of the provisions of SFAS 150 and it did not have a material impact on our consolidated financial position or results of operations.

Factors That May Affect Future Results

In addition to the information in this Quarterly Report Form 10-Q, the following should be considered in evaluating GRIC and our business.

If we cannot complete our proposed merger with Axcelerant and effectively integrate the operations of both companies, we will not realize the potential benefits of the merger.

The integration of Axcelerant into our company will be a time consuming and expensive process and may disrupt our operations if it is not completed in a timely and efficient manner.  If this integration effort is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave and customers could cancel existing orders or choose not to place new ones.  In addition, we may not achieve anticipated synergies or other benefits of the merger.  Following the merger, we must operate a single organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices.  We may encounter the following difficulties, costs and delays involved in integrating Axcelerant’s operations into our operations:

•                  failure to successfully manage relationships with customers and other important relationships;

•                  failure of customers to accept new services or to continue using the products and services of the combined company;

•                  potential difficulties in successfully integrating the management teams and employees of GRIC and Axcelerant;

•                  managing our growth and managing larger, more geographically dispersed operations;

•                  perceived adverse changes in business focus;

•                  the loss of key employees and diversion of the attention of management from other ongoing business concerns;

•                  potential incompatibility of technologies and systems; and

•                  potential incompatibility of business cultures.

If our operations after the merger do not meet the expectations of our or Axcelerant’s existing customers, then these customers may cease doing business with the company altogether.

We may not realize anticipated benefits of the acquisition of Axcelerant.

We cannot assure you that we will achieve the benefits that we expect from the acquisition of Axcelerant.  For example, the combined service offerings after the acquisition may be more complex for customers than we anticipate, which could make those services more difficult to market and sell and ultimately reduce our revenue.  Integrating our operations may be more difficult or take longer than we expect, and cost savings may be smaller than we anticipate, or deferred longer.  We may encounter unexpected difficulties integrating management personnel and experience damaging management attrition, which could disrupt our operations and impose new costs on us.

The market price of our common stock has traditionally been highly volatile, and if we do not realize anticipated benefits of the merger or meet the expectations of analysts, the market price of our common stock could decline.

In the past, the price of our common stock has experienced large swings up and down.  This volatility might occur in the future, which could contribute to our common stock being worth less after the merger than before it.  Volatility can arise particularly in response to quarter-to-quarter variations in the actual or anticipated financial results of us or our customers or competitors, and announcements that we or our competitors make regarding new product and service introductions.  The market price of our common stock can also fluctuate in response to price and volume fluctuations in the stock market, particularly those that affect the market prices of technology stocks.

In addition, the market price of our common stock is subject to decline if the integration of Axcelerant with our company is unsuccessful, or if we do not achieve the expected benefits of the merger as quickly as anticipated or the costs of or operational difficulties arising from the merger are greater than anticipated.

We have incurred significant losses to date and expect to continue to incur losses for some period of time. If we fail to generate sufficient revenue to achieve and sustain positive cash flow or profits, our stock price will decline.

We have incurred significant losses to date and we expect to continue to incur losses for some period of time. Although we reported net income of $178,000 for the three months ended September 30, 2003, we incurred net losses of approximately $819,000 for the nine months ended September 30, 2003, $5.0 million for 2002, $31.6 million for 2001, and $32.4 million for 2000.    As of September 30, 2003, we had an accumulated deficit of $129.4 million

We have experienced negative cash flows in each year since our inception in 1994, and we expect to continue to do so for some time in the future. In addition, we may also incur significant new costs related to possible acquisitions, the development of new products and services, the integration of new technologies or the update of old technologies. Moreover, we might not be able to increase our operating profitability on a quarterly or annual basis. To increase profits, we will need to maintain our relationships with existing customers, generate additional revenue growth from our existing customers and obtain new customers, while continuing to control our expenses. We expect to continue to invest in network and operations, research and development and sales and marketing, and we expect to face pressure to adopt new pricing arrangements, including volume discounts, that may lower our gross margins. As a result, our ability to achieve and sustain profitability will depend on our ability to sustain and achieve substantially higher revenue while maintaining reasonable cost and expense levels.  If we fail to achieve or sustain profitability, our stock price could decline.

Our business strategy has shifted over time and remains unproven, so the success of our strategy cannot be assured.

Our business strategy has changed over time.  For example, we abandoned our earlier Internet Service Provider business, as well as our Internet telephony services business.  We have pursued our current business – remote access, managed security and mobile broadband services – for a relatively brief period and in markets that are rapidly changing.  There can be no assurance that we will succeed in our efforts to make our current business profitable, and there can be no assurance that the acquisition of Axcelerant will make us more likely to succeed.

Any strategic acquisitions or investments we engage in could dilute our stockholders and/or result in the assumption of additional liabilities, loss of sales and disruption of our business.

We expect that we will consider future acquisitions of, or investments in, complementary businesses, products or technologies. We may encounter difficulties in identifying and acquiring suitable candidates on reasonable terms.

In the event of any future acquisitions, we could:

•                  issue stock that would dilute our current stockholders’ percentage ownership;

•                  incur debt that will give rise to interest charges and may impose material restrictions on the manner in which we operate our business;

•                  assume liabilities;

•                  incur expenses related to impairment of goodwill and other intangible assets; or

•                  incur large write-offs.

Any strategic acquisitions or investments that we make in the future will involve many risks, including the following:

•                  problems combining the acquired operations, technologies, products or personnel;

•                  unanticipated costs;

•                  diversion of management time and attention from our existing business;

•                  adverse effects on existing business relationships with our suppliers and customers;

•                  risks associated with entering markets in which we have no or limited prior experience; and

•                  potential loss of key employees, particularly those of acquired companies.

We may not be able to successfully integrate the businesses, products, technologies or personnel that we might acquire in the future. We cannot assure you that any strategic investments we may make will meet our financial or other investment objectives. Any failure to do so could seriously harm our business, financial condition and results of operations.

The markets that we serve are highly competitive and there is no assurance that we will be able to achieve or maintain profitability.

We are aware of many companies in related markets that address particular aspects of the features and functions that our products provide and Axcelerant’s products provide. Currently, we compete directly with iPass and Fiberlink in the market for Internet roaming and related settlement services, and each of iPass and Fiberlink has a network that competes with the GRIC TierOne Network. Large communications service providers such as AT&T, Equant and WorldCom/UUNET also have the ability and resources to compete with us in the Internet-based mobile office communications services market.  Axcelerant’s primary competitors include Fiberlink, Megapath, ePresence, TManage and Netifice.  These competitors present significant challenges to our business after the merger.  For example, many of our competitors have longer operating histories, greater name recognition or larger customer bases, which they may leverage in order to obtain more favorable volume discounts.  In addition, these competitors may be able to undertake more extensive marketing efforts, adopt more aggressive pricing policies and provide more customer financing than we can, which could limit our opportunities to obtain new customers or cause us to lose our existing customers.

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

If we fail to enhance our existing products or if new services, products or features we introduce do not succeed  in the marketplace, we will not be able to generate new revenues and we will have increased costs without the expected returns.

Our target markets are characterized by rapid technological advances, changes in end-user requirements, and frequent new product introductions. Our future success will depend on our ability to anticipate or adapt to such changes and to offer, on a timely and cost-effective basis, products that meet changing customer demands.  For example, our growth prospects will be determined, among other things, by our ability, after we complete our proposed acquisition of Axcelerant, to grow its branch office services offering, which is an offering into a highly competitive market with a large number of incumbents. We may lack sufficient resources to anticipate technological and market trends, manage long development cycles or develop, introduce and market new products and enhancements. In addition, we cannot predict whether our products and services will meet with market acceptance or be profitable.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property.

Our products rely upon intellectual property rights. For example, we have been issued United States Patent Number 5,898,780 dated April 27, 1999 for “Method and Apparatus for Authorizing Remote Internet Access,” and have other U.S. patents pending.  We cannot assure you that patents will issue from the pending applications or, if any patents are issued, that they will be sufficiently broad to protect our technology adequately.  Axcelerant also has a U.S. patent pending.  We cannot assure you that a patent will issue from the pending application or, if issued, that it will be sufficiently broad to protect Axcelerant’s technology adequately.  In addition, we and Axcelerant each have a number of trademarks and trademark applications and each company uses copyright and trade secret protection to protect its software and other original works.  Because the technology and intellectual property associated with these products are evolving rapidly, current intellectual property rights may not adequately protect us after the merger. In addition, despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of technology is difficult, and we cannot assure you that the steps they have taken will prevent unauthorized use of the technology. Moreover, effective patent, trademark, copyright and trade secret protection may not be available in some countries in which we provide, or may anticipate providing, our products. Furthermore, our competitors may independently develop similar technologies that limit the value of our intellectual property. If competitors were able to use our technology, our competitive edge would be reduced or eliminated.

We may become involved in litigation regarding intellectual property rights that could be costly, could cause us to lose significant rights, and divert our management time and attention.

In the future, we may become a party to litigation to protect our intellectual property or to respond to allegations that we infringe others’ intellectual property. Third parties may inquire about our interest in licensing their intellectual property, or they may more generally identify intellectual property that could be the basis of a future infringement claim. If a party accuses us of infringing its proprietary rights, we would have to defend our company and possibly our customers against the alleged infringement. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention.  Any potential intellectual property litigation could also force us to:

•                  stop or delay selling, incorporating or using products that use the challenged intellectual property;

•                  obtain a license to sell or use the relevant technology, which license might not be available on reasonable terms or at all; and

•                  redesign the products and services that use that technology.

If we are forced to take any of these actions, it may have a material adverse effect on our business, financial condition and results of operations.

If we are unable to develop and manage our international operations after the merger, our business could be harmed.

We generate most of our revenues from business conducted internationally, so it is subject to special risks. We expect that we will continue to expand our international operations in the future.  The successful management and expansion of our international operations, including the development of sales and support channels, will require significant human and financial resources. Some of the risks that we face as a result of our international operations include:

•                  foreign customers often take longer to pay for services;

•                  business activity is often slow in some region or another, negatively impacting overall results;

•                  recruitment and retention of experienced senior management and staff for international operations is difficult and costly;

•                  compliance with a variety of foreign laws, tariffs and trade barriers is costly and inefficient for a small company;

•                  compliance with telecommunications and other Internet-related regulations in foreign jurisdictions is expensive and difficult; and

•                  general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, can have a significant impact on our business.

Any of these factors could harm our existing international operations and business or impair our ability to continue expanding into international markets.

If we fail to attract and retain qualified sales personnel after the merger, our business might be harmed.

Our success after the merger will depend in large part upon our ability to identify, attract and retain qualified sales individuals.  Competition for these individuals is often intense, and we may not be able to hire the type and number of sales personnel it needs. Moreover, even after we hire salespersons, they require extensive training in our combined products and services. This training typically covers six to eight weeks of formal in-class and on-the-job instruction.  If we are unable to continue to retain our current employees and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our services, which may prevent us from generating revenue and may negatively impact our ability to maintain customer relationships.

Since we have no assurance that customers will continue to use our services after the merger or that the company’s customer base will expand, we will have little ability to predict revenue growth or operating results.

Our customers are generally free to use competing products and services, so we could face significant customer losses, at unpredictable times.  We had four customers in 2002 that each accounted for more than ten percent of our stand-alone revenues.  In the first half of 2003, Axcelerant had two customers that each accounted for more than ten percent of its stand-alone revenues.  Losing any of these customers would mean a significant revenue shortfall for us on a combined basis after the merger.  These factors make it difficult to anticipate the level of our future revenues from existing customers. In addition, our success after the merger depends on our ability to expand our customer base. If we are unable to expand our customer base after the merger and to increase our average revenues per customer, our business success will be less likely.

Terrorist acts and acts of war may seriously harm our business and revenue, costs and expenses and financial condition.

Terrorist acts or acts of war, including military actions in Iraq and other parts of the Middle East and the geo-political uncertainties in other continents are having an adverse effect on the U.S. economy and could possibly induce or accelerate the advent of a more severe economic recession. The U.S. government’s political, social and economic policies and policy changes as a result of these circumstances could have consequences that we cannot predict, including causing further weaknesses in the economy. In addition, as a multi-national company with headquarters and significant operations located in the United States, we may be impacted by actions against the United States. We will be predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war. Thus, the long-term impact of these events on our business is uncertain. As a result, our operating results and financial condition could be materially and adversely affected.

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

Our revenue and gross margins depend in part on the overall demand for information technology products and services, particularly in the product and service segments in which we compete. Softening demand for our products and services caused by the ongoing economic downturn has resulted in decreased revenue growth rates, and may in the future result in decreased revenue, earnings or growth rates and problems with our ability to realize customer receivables. The global economy has weakened and market conditions continue to be challenging. As a result, companies are delaying or reducing expenditures, including those for information technology. In addition, if our customers experience financial difficulties, we could suffer losses associated with the outstanding portion of accounts receivable. The global economic downturn has contributed to reported declines in our revenue growth during fiscal 2002 and in the nine months of 2003. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price.

The concentration of our capital stock ownership with insiders will likely limit the ability of other stockholders to influence corporate matters.

As of October 31, 2003, our executive officers and directors, and their related entities, owned a majority of our outstanding common stock and common stock equivalents, including the effect of a voting agreement that covers elections of directors, to which some of our stockholders are parties. As a result, these stockholders will be able to exercise control over all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions.  This concentration of ownership might also have the effect of delaying or preventing a change in control of the Company that might be viewed as beneficial by other stockholders.

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

Interest Rate Risk.  Our exposure to interest rate risk relates primarily to our investment portfolio and debt obligations. Interest rate risk occurs when we cannot hold a purchased investment to its maturity. The weighted-average maturity of our investment portfolio, when taking into account the reset feature of floating rate municipal bonds, is limited to 90 days. We intend to hold our securities until maturity and, therefore, do not expect to recognize an adverse impact on income or cash flows, although there can be no assurance of this. We have established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. We place investments with high credit quality issuers according to our investment policy. We do not use derivative financial instruments in our investment portfolio. All investments are carried at fair market value at September 30, 2003. Due to the short-term nature of our investments and the immaterial amount of our debt obligation, we believe that there is no material exposure to interest fluctuation. Therefore, no accompanying table has been provided.

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

Changes in Internal Controls.  During the period covered by this report, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                Exhibits

Exhibit		Incorporated by Reference				Filed or Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of					X

2002 of the Registrant’s Chief Executive Officer, dated November 14, 2003.
31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Registrant’s Chief Financial Officer, dated November 14, 2003.	X
32.01*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Registrant’s Chief Executive Officer, dated November 14, 2003.	X*
32.02*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Registrant’s Chief Financial Officer, dated November 14, 2003.	X*

*                                         These certifications accompany GRIC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.  These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of GRIC under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(b) Reports on Form 8-K

Date Filed or Furnished	Item(s)	Description
7/28/03	5,12

In July 2003, we filed a Form 8-K furnishing information related to a press release announcing our financial results for the quarter ended June 30, 2003 and announcing the naming of our Chief Executive Officer.

8/13/03	5	In August 2003, we filed a Form 8-K announcing that we had entered into a definitive agreement to acquire Axcelerant, Inc.

9/22/03	5	In September 2003, we filed a form 8-K announcing the resignation of two members of the Board of Directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2003.

GRIC COMMUNICATIONS, INC.

/s/ KIM S. SILVERMAN
Kim S. Silverman
Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)