Form 10-K
period 2003-12-31
GRIC COMMUNICATIONS INC
filed 2004-03-15
CIK 1059155

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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
 Common Stock, $0.001 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES ☒  NO  ☐

        As of February 29, 2004, 39,627,433 shares of Common Stock of registrant were outstanding. The aggregate market value of the shares held by non-affiliates of the registrant (based upon the closing price of the Registrant's Common Stock on June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, of $3.89 per share) was approximately $154.2 million.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2003, are incorporated by reference in Part III hereof.

GRIC COMMUNICATIONS, INC.
2003 Form 10-K Annual Report

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

Overview

        We provide secure managed broadband and remote access solutions to enterprises and service providers. Our solutions enable enterprises to securely, reliably, and cost-effectively extend their corporate networks and applications to all of their mobile and remote workers outside the corporate firewall. This includes mobile professionals such as sales professionals, project managers, and engineers; teleworkers including call center agents; telecommuters; and employees in branch offices and retail settings. We provide comprehensive and integrated managed broadband and global remote access products and services that include easy-to-use, intelligent client software; multiple network access modes including broadband, Wi-Fi, and dial-up; state-of-the-art security capabilities that protect valuable corporate information and ensure security policy compliance by remote workers; a real-time remote access management console; end-to-end managed and value-added services including managed security services as well as design, deployment, monitoring, and technical support. Our products and services enable enterprises to reduce the cost, complexity and risk of remote office networking, while maximizing the productivity of mobile and remote workers.

        From our incorporation in 1994 until 1997, we were both an Internet service provider in Northern California and an independent software developer for the Internet service provider community. In 1997, we sold our local Internet service provider business. From late 1998 until January 2001, we primarily provided Internet telephony services that were characterized by high revenues that generated low margins. In January 2001 we ceased providing those services to focus on providing Internet-based mobile office communications services based on our clearinghouse and settlement capabilities to service providers and corporate enterprises globally. In December 2003, we acquired Axcelerant, Inc., a privately-held provider of broadband Internet remote access services and managed security services.

        Since 1997, the majority of our revenue has come from providing settlement and clearing-house services for our customers. We provide services over a heterogeneous virtual network known as the GRIC TierOne Network. As of February 29, 2004, the GRIC TierOne Network included more than 35,000 Internet access dialing locations, 6,600 public wireless fidelity—or WiFi—hotspots and over 1,400 public broadband access points in approximately 150 countries. Through the acquisition of Axcelerant, GRIC has added a virtual broadband cable modem and DSL network that spans the United States and Canada. This network is an aggregation of the networks of more than 150 broadband providers, including virtually all of the leading cable companies, incumbent local exchange carriers, or ILECs, and competitive local exchange carriers, or CLECs, in the United States. By utilizing this network, GRIC is able to provide comprehensive coverage in the United States for enterprises requiring broadband branch office and broadband teleworker solutions. We created the combined network by forming contractual relationships with over 500 Internet service providers, cable companies, DSL companies and telecommunication companies. These providers, to whom we refer as the GRIC TierOne Network members, are able to share their communications networks. Our customers benefit because the resulting network delivers secure mobile Internet access cost-effectively. Our member providers benefit from the GRIC TierOne Network because we manage this shared network and provide settlement services as a clearinghouse. As a clearinghouse, we have established common technical, service and payment standards to settle charges that our customers incur when their end users access the network facilities of GRIC TierOne Network members to conduct Internet-based communications, such as Internet roaming. We intend to continue developing our service offering to introduce new Internet-based remote communications services that may be adopted, deployed and managed on a global scale across the GRIC TierOne Network.

        Our common stock is traded on The NASDAQ National Market (symbol: GRIC). Our Web site can be accessed at www.gric.com.

Industry Background

  Growth of the Demand for Managed Broadband and Global Remote Access Solutions

        We expect that demand for managed broadband and global remote access solutions will increase as a result of the increasing mobility of the global workforce, the rapid growth in the number of mobile and remote workers relative to the total workforce; the increasing number of remote sites as enterprises continue to shift people and facilities from corporate headquarters to remote sites as a means of lowering costs and increasing business continuity; the growth in the number of Internet-protocol (IP) applications; the increasing importance of data communications in the business world; the increasing adoption of broadband virtual private networking, or VPN, technologies overall and specifically as a cost-effective replacement for more expensive frame relay and/or private lines; and the rising cost and complexity for enterprises of managing and supporting their growing mobile and remote workforces, which in turn is driving increased adoption of managed or outsourced remote access solutions.

        International Data Corporation, a leading industry analyst firm, forecast in a 2002 report that the number of mobile workers—workers who spend more than 10 percent of their time out of their office—will more than double between 2001 and 2006, to 162 million worldwide. As a result of this growth, the mobile office communications market, which includes broadband and dial-up access, mobile data, visitor-based networks, and Internet protocol virtual private network value added services, will more than triple from $21.3 billion in 2001 to $74.3 billion in 2006, according to International Data Corporation.

        Other recent market research indicates that the number of mobile and remote workers is large and growing. According to a recent report by Nemertes Research, an independent technology research firm, cited by its President in a February 2004 Network World Fusion article—87 percent of employees work at locations other than the headquarters building or campus, typically at a regional facility, sales office, retail store, or home office. In many enterprises, a large percentage of employees work outside corporate headquarters. Furthermore, the Nemertes report indicated that two-thirds of information technology (IT) executives say they expect their companies will hire even more remote workers, based on the idea that increased bandwidth costs are offset by lower real-estate costs and other savings.

        According to the 2003 "Network World 500" study, an annual study on the leading technology and management issues facing networking and IT executives in 500 corporations, 93 percent of enterprises that participated in the study have mobile and/or remote workers. The study, which is conducted by Research Concepts LLC and Network World, a leading networking industry trade publication, also revealed that 96 percent of enterprises expected that the number of their remote workers would either increase or stay the same in the subsequent 12 months. Among companies with mobile and remote workers, a total of 83 percent said their spending for supporting remote workers would either increase or stay the same. Average spending per surveyed enterprise for products and services for remote workers was targeted at $2.4 million over the same 12 month period.

        Most companies that have mobile and remote workers allow these employees to remotely access corporate networks and applications. According to IDC's 2002 U.S. WAN Manager Survey, the percentage of companies that provide remote access for employees traveling offsite averages 77.2 percent among companies with at least 100 employees. The percentage of companies that provide remote access for telecommuters working at home averages 68 percent among companies with at least 100 employees.

        We expect rising demand for managed or outsourced remote access services as a result of the increased security risks, complexity and costs of managing and supporting the growing ranks of mobile and remote workers. This reflects the overall trend toward increased usage of outsourced IT services. According to IDC, worldwide spending on outsourced IT services reached more than $68 billion in 2002 and is expected to surpass $99 billion by 2007. The report stated that companies around the world are turning to outsourcing to help reduce or stabilize costs, access advanced technology, compensate for a lack of skilled IT workers, improve business efficiency, meet earning projections, tie technology to business value, and remain competitive in the global marketplace.

  Enterprise Challenges Associated with Providing Secure Remote Access for the Growing Remote Workforce

        Enterprises face three major "pain points" associated with providing secure, reliable remote access for their growing mobile and remote workforce, particularly those with global operations or globally mobile work forces:

        Escalating security risks.    According to the 2003 "Network World 500" study, security was the most mentioned challenge (85 percent) when respondents were asked about supporting remote workers. Internet-based remote access exposes enterprises to malicious and undesired security threats. These threats are growing as hackers find new ways to penetrate corporate networks and as "always-on" broadband access and new wireless access technologies including Wi-Fi become more popular. According to the CERT Coordination Center, a government-funded security group, the number of security incidents skyrocketed from 21,756 in 2000 to 137,529 in 2003. The latest Computer Security Institute/FBI Computer Crime and Security Survey identified Internet connections as the most frequent point of attack on corporate networks. Despite their concerns about security challenges, enterprises must enable mobile and remote workers to access corporate information and applications.

        Growing complexity.    Global enterprises face increasing remote access complexity. Rising complexity is being driven by numerous factors including the rapid growth in the number of mobile and remote workers relative to the total workforce; the increasing mobility of the global workforce; the increasing number of remote sites as enterprises continue to shift people and facilities from corporate headquarters to remote sites to lower costs and increase business continuity; the growth in the number of IP applications; and the increasing adoption of new access types such as Wi-Fi. Complexity is also being driven by the increasing numbers and types of remote access devices such as laptop computers, PDAs and smart phones, and by the need for enterprises to engage and manage multiple service providers, each of which has separate management, security, and administrative platforms and invoices.

        Rising total costs of secure remote access.    As the number of mobile and remote workers rises, an enterprise's total cost of providing secure remote access for mobile and remote workers tends to be significant and growing. The total cost for secure remote access is comprised of three major components:

  •
  connectivity costs, including the cost of reimbursing employees for home office broadband and Wi-Fi connectivity;

  •
  remote access infrastructure costs including servers, routers, VPNs, authentication and anti-virus software; and

  •
  internal staff costs associated with designing and deploying remote networking solutions as well as the ongoing costs of managing, monitoring, and supporting remote workers.

        Internal staff costs also include costs of engaging and managing multiple service providers that may be needed for an enterprise to provide a comprehensive secure remote access solution on a national or global basis. Enterprises' total remote access costs can further be categorized as either one-time costs, such as the costs for equipment, installation, and service activation, or recurring costs, such as staff costs for ongoing management and support of the remote access infrastructure and the remote workforce, as well as for access charges. In addition, enterprises face additional costs related to issues such as network downtime and security breaches.

  Enterprise Options and Solution Requirements

        Enterprises have two fundamental options for delivering secure remote access to their growing remote workforce. Enterprises may attempt to provide secure remote access by creating, deploying, and managing their own remote access infrastructure, including their own remote access servers. Many enterprises have found this "do-it-yourself" approach to be time-consuming, inefficient, and cost prohibitive. A second option, more often favored by global enterprises, is to engage one or more service providers to provide partial or full help with the remote access solution. In some cases, enterprises engage service providers only for connectivity or access services while in other cases enterprises utilize service providers for connectivity and access services as well other services such as managed security services, remote network monitoring and trouble-shooting, and management of remote access devices located at network end points.

        In either case, a remote access solution for a global enterprise must meet several requirements in order to be useful and effective. Typically, enterprises require security, reliability, broad network coverage, ease of use, management and control, ability to set security and usage policies, multiple forms of access and multiple points of access, flexibility, simplicity, and cost-effectiveness.

The GRIC Solution

        GRIC provides a comprehensive, unified and global Internet-based remote communications solution for distributed enterprises. This enterprise-class solution significantly streamlines and simplifies the process of providing secure remote access for all mobile and remote workers outside the corporate firewall. This includes mobile professionals, teleworkers, telecommuters, work extenders and employees in branch offices and retail settings. Importantly, the GRIC solution puts much of the remote access, security, and feature control in the hands of the enterprise IT department. For example, enterprise IT managers can establish security and access policies so that only certain employees, such as senior managers, get access to certain information.

        We provide three flagship remote office communications solutions. The three solutions are:

  •
  our secure mobile office solution, which is designed for business travelers such as sales professionals, consultants, and field engineers;

  •
  our secure broadband teleworker solution, which is geared to teleworkers and telecommuters; and

  •
  our secure broadband branch office solution, which meets the needs of employees who work remotely in sales offices and field offices as well as in retail environments.

        Our solutions integrate a software client, access, security, and remote access management services, along with a comprehensive set of managed and value-added services, providing a comprehensive solution for enterprises with critical remote communications needs. The foundation of our comprehensive solution is the GRIC TierOne Network, which we believe is the world's largest access network with more than 40,000 wired and wireless access points in over 150 countries. GRIC manages and monitors this shared global network 24 hours a day, 7 days a week. Since December 2003, we also provide access to a virtual broadband cable modem and DSL network that spans the United States and Canada. This network is an aggregation of the networks of more than 150 broadband providers, including virtually all of the leading cable companies, ILECs and CLECs in the United States. Together, these three offerings provide distributed enterprises with a comprehensive solution for enterprise connectivity outside the corporate firewall.

        Our solutions provide the following benefits to customers:

  •
  Minimize risks.     GRIC enables enterprises to minimize the many risks of Internet-based remote access by providing a comprehensive and integrated set of advanced security services and capabilities. This includes managed VPN, managed remote end point services including managed firewall, authentication, and policy enforcement capabilities. These security capabilities enable enterprises to take advantage of the cost and reach advantages of the Internet while defending their networks and data from malicious and unintentional attacks. In addition, our Universal Remote Control management console enables enterprises to rapidly pinpoint and resolve potential security breaches. Finally, GRIC minimizes risks by reducing an enterprise's reliance on a single service provider's network.

  •
  Lower total costs.     Our solutions enable enterprises to significantly reduce the total costs of providing secure remote access versus in-house or "self-managed" solutions and other service provider offerings. These savings result from lower overall communications costs; significantly lower costs for management, support, and administration compared to in-house approaches; and our flexible pricing plans that enable enterprises to achieve the greatest savings on communications costs. Furthermore, our hosted mobile office solution reduces capital expenditures and, like our teleworker and branch office solutions, also requires the use of fewer internal IT resources than an in-house solution.

  •
  Reduce complexity.     We reduce complexity for enterprises by decreasing the number and variety of internal and external resources required to develop, deploy, and manage a global and/or national remote access solution. By providing a one-stop solution with one invoice and one point of contact, we significantly streamline and simplify the challenges of remote access management. This allows enterprises to reduce the time, effort and cost of managing mobile and remote workers.

  •
  Maximize productivity.     Our solutions boost productivity of mobile and remote workers and IT professionals alike. For example, we enable mobile professionals such as sales professionals to be productive from virtually anywhere, and at any time. We also boost productivity by enabling remote workers, such as employees in branch offices, to obtain enhanced levels of performance by remotely accessing data-intensive applications running behind the corporate firewall such as customer relationship management applications. In addition, our solutions increase the productivity of IT and networking professionals by enabling them to reduce the amount of time and effort they spend managing, administering, and supporting their mobile and remote workers.

  •
  Rapid ROI.     We enable enterprises to achieve a significant and rapid return on their investment in our services. This rapid ROI is enabled by an almost immediate reduction in communications, management, and support costs for delivering an enterprise-scale remote access solution.

Strategy

        GRIC's goal is to become the leading provider of managed broadband and global remote access solutions for large, global enterprises. We intend to achieve this goal by providing a compelling and highly differentiated value proposition for enterprises that reduces the risks, complexity and costs of remote networking while facilitating increased productivity of mobile and remote workers.

        Our vision is for mobile and remote workers to be able to work productively and effectively, regardless of their location. We are turning this vision into reality by providing a comprehensive, integrated reliable solution enabling mobile and remote workers to securely access a full array of corporate resources and to communicate and collaborate effortlessly with customers, colleagues, partners and others.

        We intend to deliver a comprehensive, integrated solution that provides:

  •
  the ability for mobile and remote workers to connect to their corporate networks through the Internet from virtually anywhere in the world, using multiple access methods including Wi-Fi, GPRS, GSM/GPRS, cable, DSL, ISDN, personal handyphone system (PHS) and dial-up, and by utilizing universal access client software that can be updated automatically as new access points and services are introduced;

  •
  an easy-to-use, intuitive user interface that makes it easy for mobile professionals and teleworkers to easily and securely access their corporate applications and information and become productive quickly;

  •
  access via a variety of devices, such as laptop computers, personal digital assistants (PDAs), smart phones, as well as desktop workstations;

  •
  industry-leading security services and capabilities including managed VPN; managed remote end point services; firewall, authentication, anti-virus, and policy enforcement capabilities;

  •
  an ubiquitous, highly reliable and cost-effective global network that can be accessed from anywhere in the world and is managed by GRIC for quality, speed and reliability;

  •
  the ability for enterprise IT managers to proactively manage, monitor and support mobile/remote workers, security, and usage policies via a single, easy-to-use management platform;

  •
  end-to-end managed and value-added services including network engineering; managed security services including managed VPN, managed remote end point, firewall services; remote network monitoring; and 24x7 technical support;

  •
  technology neutrality, allowing the seamless incorporation of new access methods, access devices, and networks as they become available and commercially viable; and

  •
  convenient billing options, including a single bill for all services and networks used, and flexible pricing to suit any enterprise or remote user.

Solutions and Services

  Solutions

        Our solutions and services enable mobile corporate employees and remote workers to access corporate and Internet resources anywhere in the world with ease, security of data and predictable costs. We provide the following flagship solutions to our customers:

  •
  Mobile office solution.     Our hosted mobile office solution enables business travelers such as sales professionals, consultants, engineers and many others to securely, reliably and cost-effectively access their email, corporate Intranet and other corporate applications virtually anywhere, anytime. The mobile office solution features easy-to-use, intuitive client software; multiple access methods including Wi-Fi, GPRS, GSM, cable, DSL, ISDN, PHS, dial-up; integrated security capabilities that protect valuable corporate information assets; and our Universal Remote Control real-time remote access management console.

  •
  Broadband teleworker solution.     We enable teleworkers to securely access critical business applications using VPN technology over high-speed, low cost cable and DSL Internet connections. By having their home teleworkers replace or augment inefficient home office dial-up connections with our managed solution, enterprises can achieve significant productivity improvements and cost savings. We design, deploy and manage the teleworker solution from end-to-end. Our broadband teleworker solution, currently available principally in the U.S,, features what is believed to be the largest nationwide broadband footprint; industry-leading security and network management capabilities; and comprehensive managed services.

  •
  Broadband branch office solution.     By using economical broadband last-mile services to deliver a high-bandwidth service at an affordable price point, we enable enterprises to achieve significant cost savings of 30%-70% over traditional frame relay networks. Our broadband branch office solution also dramatically increases performance by providing greater throughput and traffic shaping to support data-intensive enterprise applications, including ERP, CRM, point of sale, voice over IP, and more. This solution is designed to securely connect hundreds or thousands of small branch offices or retail locations to an enterprise's network. Like our teleworker solution, our fully-managed broadband branch office solution features what we believe is the largest nationwide broadband footprint in the U.S.; industry-leading security and network management capabilities; and comprehensive managed services.

  Services

        We deliver our flagship solutions by integrating a set of services, based on best-of-breed technology from GRIC and our technology and network partners. These services include:

  •
  Access Services.     We enable mobile and remote workers to access their corporate networks using multiple access types including cable, DSL, Wi-Fi, GPRS, IDSN, PHS, and dial-up. This "universal access" capability gives enterprises and their remote workers the highest degree of flexibility and convenience. In addition to providing multiple access modes, we also enable mobile and remote workers to access their corporate networks from virtually anywhere. As of February 29, 2004, our global shared network includes more than 40,000 wired and wireless access points in over 150 countries. This includes approximately 8,000 mobile broadband access points, of which approximately 6,600 are Wi-Fi hotspots and 1,400 are hotel Ethernet access points. Since December 2003, we also provide enterprises with access to a virtual broadband cable modem and DSL network that spans the United States and Canada. This network is an aggregation of the networks of more than 150 broadband providers, including virtually all of the leading cable companies, ILECs and CLECs in the United States.

  •
  Software Client User Interface.     We provide an easy-to-use, intuitive user interface that is installed on mobile or remote workers' laptops, PDAs, or desktop computers. Our software client makes it easy for mobile professionals and teleworkers to easily and securely access their corporate applications and information and become productive quickly. The software client features integrated security features that ensure that mobile/remote workers adhere to corporate security policies. For example, the client automatically will not connect to the corporate network if the end user's VPN is not engaged.

  •
  Security Services.     Our "Total Security Protection" system is a comprehensive and integrated policy-based security system for remote access. Total Security Protection enables enterprises to reduce remote access risks and complexity while maximizing mobile and remote worker productivity. It consists of advanced security products from best-of-breed enterprise vendors, including unique policy enforcement and automatic remediation capabilities from Sygate, Inc. GRIC tightly integrates these products into a seamless, end-to-end security system that enterprises can control via our Universal Remote Control management console. Total Security Protection significantly strengthens the security capabilities of GRIC's family of mobile, teleworker and branch office solutions. The system is fully compatible with all popular VPNs and integrates seamlessly with enterprises' existing security infrastructures. Enterprises can create a customized Total Security Protection service that is tailored to their unique needs.

  •
  Universal Remote Control.     Our Universal Remote Control is a secure web portal that unifies all the functionality that enterprise IT managers need to proactively manage, monitor and support mobile/remote workers—such as administration, remote provisioning, support, and billing—and delivers them through a single, easy-to-use management platform. The Universal Remote Control gives enterprise IT and networking management unprecedented control over and visibility into remote access to ensure that their mobile/remote workforce stays productive, connected, and secure. Armed with the Universal Remote Control, enterprise and IT managers can: pro-actively manage and monitor their remote access networks and pinpoint potential security breaches in real-time; provision new users and modify services available to existing users without having to do client re-installs; access invoice, transaction and other financial records; ensure that network problems are identified and resolved quickly by entering and viewing trouble tickets; Generate a variety of custom reports

  •
  Managed and Value-Added Services.     We provide a comprehensive set of managed and value-added services including network engineering; managed security services including managed VPN, managed remote end point, firewall and authentication services; monitoring; and 24x7 technical support. These services ease enterprises' management and administrative burdens, thereby reducing the time, effort, and cost of delivering enterprise-scale broadband and global remote access solutions.

The GRIC TierOne Network

        The network over which we provide our solutions and services is the GRIC TierOne Network, a managed virtual global network. We believe that the GRIC TierOne Network is the world's largest access network with more than 40,000 wired and wireless access points in over 150 countries. As of February 29, 2004, the GRIC TierOne Network included more than 8,000 mobile broadband access points. Of these, approximately 6,600 are Wi-Fi hotspots and 1,400 are hotel Ethernet access locations. Additionally, the GRIC TierOne Network provides what we believe is the most extensive aggregated broadband footprint in North America, including Wi-Fi, DSL and cable modem coverage.

        We have created the GRIC TierOne Network by forming business relationships with more than 500 service providers across the world. We combine the networks of these service providers and manage and monitor this shared global network 24 hours per day, 7 days per week. As a key part of these business relationships, we provide settlement and clearinghouse services. As a result, an individual with one GRIC account and one password has the ability to access the Internet through hundreds of service provider networks around the globe and receive a single monthly invoice.

Customers

        Our solution is used by corporate enterprises of all sizes worldwide as well as by individuals who obtain Internet services through our global service provider resellers. We market and sell our solutions directly to corporate enterprise customers as well as through our service provider resellers and value added resellers. Corporate enterprise customers include American Management Systems, Inc., Avnet, Inc., Stratex Networks, Inc., IMG Worldwide, Inc., International Rectifier, Inc., Juniper Networks, Inc.,

Global Network Solutions, operating division of Lockheed Martin Global Telecommunications, Inc., Matsushita Avionics Systems Corporation, Petrolera Ameriven S.A., The Proctor and Gamble Company, The Stanley Works Corporation and VeriSign, Inc. Service provider resellers include America Online, Inc., Belgacom SA, Chunghwa Telecom, Deutsche Telekom AG, Global Crossing North America, Inc., NTTPC Communications, Inc., KDDI Corporation, NEC Corporation, NetVision Ltd, SingNet Pte Ltd., Sony Communication Network Corporation, On Australia Pty Ltd., and UUNet Technologies, Inc. Value-added resellers include AT&T Global Communications Services, Inc., Cable & Wireless plc, Fiberlink Communications Corporation, Fujitsu Limited, IMC Incorporated, Redstone Communications Limited, Tempest Telecommunications, T-Systems, Inc. and VPM Internet Services, Inc. In 2003, two companies each accounted for more than ten percent of our revenues: Sony Communication Network Corporation (19%) and Fiberlink Communications Corporation (15%).

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

        We currently maintain domestic direct sales personnel in Arizona, California, Georgia, Illinois, Massachusetts, Minnesota, New York, Texas and Virginia and an international direct sales force in Australia, China, Germany, Hong Kong, Japan, Korea, Singapore and the United Kingdom. The direct sales force is organized into individual regional account teams, which include sales representatives, sales engineers and account managers.

        We complement our direct sales force with value-added resellers, systems integrators and software developers, particularly those offering virtual private networking solutions. These parties provide a global extension of our direct sales force and serve as a source of leads and referrals.

        We also maintain an extensive website that, among other things, provides information to prospective customers and affiliates concerning the technical and other requirements for becoming a member of the GRIC TierOne Network.

  Marketing

        Our marketing programs are targeted at corporate enterprises and are currently focused on creating awareness of, and generating interest in our products and services. We engage in a variety of marketing activities, including:

  •
  direct mailings, e-mailings, telemarketing, and ongoing public relations campaigns;

  •
  relationships with recognized industry analysts;

  •
  participating in technology-related conferences;

  •
  demonstrating our products at trade shows targeted at providers of Internet-based services;

  •
  our website;

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

Research and Development

        Our research and development efforts are focused on improving the functionality and performance of our existing Internet-based mobile office communications products. We obtain extensive product development input from our customers and monitor our customers' needs and changes in the marketplace. We are evaluating alternative methods for determining the feasibility of providing remote Internet access through a variety of broadband and wireless delivery technologies. We continue to certify the interoperability of our products with those of other vendors, particularly virtual private networking companies. In addition, we are developing improved network management capabilities and enhanced end user features as part of our mobile office, broadband teleworker and broadband branch office services offerings.

        We believe our success will depend, in part, on our ability to develop and introduce new products and enhancements to our existing products. We have made significant investments and we intend to continue to invest in research and development. Our research and development expenditures were approximately $2.5 million in 2003, $2.8 million in 2002 and $5.3 million in 2001. If we are unable to develop new products or enhancements to existing products on a timely basis, or if the new products or enhancements fail to achieve market acceptance, our business, prospects and results of operations will suffer.

        We utilize our software development center in Bangalore, India to supplement our software engineering efforts in the United States. As of February 29, 2004, the number of software engineers in our Bangalore, India facility was 53.

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

  •
  customer service;

  •
  performance;

  •
  flexibility; and

  •
  scalability.

        There are low barriers to entry to new or existing businesses seeking to offer services on the Internet, although a substantial investment of time and resources would be required for a new market entrant to establish a global network. As a result, our business environment is intensely competitive, highly fragmented and rapidly changing. Competition can come from many sources and may be focused on different segments of our business. We compete with companies such as iPass and Fiberlink in the market for Internet roaming and related settlement services and we compete with companies such as MegaPath, ePresence and Netifice in the managed broadband services market. There are also large communications service provider companies such as AT&T, Equant and WorldCom/UUNET that compete, or have the ability and resources to compete, in our principal market, by offering clearinghouse and roaming services. Some of our competitors, such as Fiberlink, AT&T and WorldCom/UUNET, also resell our services.

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

Government Regulation

        We are not currently subject to any federal or state regulations imposed on telecommunications service providers, and we do not believe that we are subject to any local regulations, or any laws or regulations governing access to, or commerce on, the Internet, other than regulations applicable to businesses generally.

        United States.    We believe that under United States law, the Internet related services that we provide constitute information services, and are not regulated telecommunications services. Therefore, our services are not currently subject to regulation by the Federal Communications Commission ("FCC"), and by operation of federal preemption law, are also exempt from regulation by state agencies charged with regulating telecommunications carriers. We do not know whether, or the extent to which, our Internet related services may be subject to regulation by the FCC or state telecommunications authorities in the future.

        Our customers access and make use of our services through a variety of platforms (e.g. Wi-Fi, dialup modem, cable modem, broadband, etc.). Although we are not regulated as a telecommunications carrier, many of the platforms through which our customers access our services are subject to extensive regulation. Any changes to the regulations governing these underlying platforms may impact the ability of our customers to access our services, as well as related costs. To the extent that our United States customers are adversely affected by the combination of increased costs of Internet access and/or transport services, or changes in the availability of services, we cannot be certain that our business will not be adversely affected as well.

        Regulatory Treatment of Broadband Access.    In August 2003, the FCC issued an Order ("TRO") that significantly changed many of the regulations governing the telecommunications industry. Among the changes adopted, the FCC determined that all-fiber loops to a customer's premises are not subject to the mandatory unbundling provisions of the Telecommunications Act of 1996, and that in the case of "hybrid" loops containing some fiber and some copper, the broadband capabilities of these loops do not need to be unbundled. These rulings give the incumbent local exchange carriers greater control over whether, and at what price, broadband access facilities will be made available to third parties. The FCC's TRO was appealed by a number of interested parties, all of which appeals were consolidated before the U.S. Court of Appeals for the D.C. Circuit ("D.C. Circuit") in USTA v. FCC, No. 00-1012 ("USTA II"). On March 2, 2004, the D.C. Circuit issued a decision in the case. Although several aspects of the FCC's TRO were vacated and/or remanded to the FCC, the D.C. Circuit upheld the FCC's decisions regarding broadband unbundling. The Court stayed its decision until the denial of any petitions for rehearing or suggestions for rehearing en banc, or for a 60-day period (i.e., until May 1, 2004), whichever is later. Consequently, because of the pendency of the proceedings, we cannot at this time state with any certainty the impact of the unresolved issues upon our business.

        The regulatory treatment of provisioning by incumbent local exchange carriers of stand-alone broadband and broadband sold in combination with Internet access services is currently under regulatory review in several proceedings, including the following: (1) a pending FCC proceeding that is considering deregulation of incumbent local exchange carrier broadband services and facilities where the incumbent local exchange carrier is classified as non-dominant in the provision of local exchange and exchange access service; (2) a pending FCC proceeding that is considering re-classification of broadband services as "Non-Title II" services, meaning that they would no longer be considered telecommunications services, and thus would be unregulated; (3) an FCC proceeding to examine whether the incumbent local exchange carriers may seek waiver of interconnection and unbundling obligations on a case-by-case basis; and (4) a new proceeding, expected to be released soon, that would consider the regulatory status of IP-based services. It is not clear at this time whether this new rulemaking will consider additional deregulatory actions related to incumbent broadband offerings. If the FCC further exempts or substantially reduces incumbent local exchange carriers from regulation of these broadband services (for example, by eliminating regulations governing end user prices or collocation of competitive DSL providers' equipment in central offices), broadband offerings by incumbent local exchange carriers may become more widely available and/or impact the rates at which the service is offered. At this time, we are unable to predict the impact, if any, that additional regulatory action on this issue will have on our business.

        Regulatory Treatment of Cable Modem Services.    A decision of the U.S. Court of Appeals for the Ninth Circuit, issued in October 2003, vacated in part an FCC declaratory ruling that cable modem services consisted of information services only, and did not include a separate offering of telecommunications service. The U.S. Court of Appeals for the Ninth Circuit remanded the decision back to the FCC for further proceedings. The U.S. Court of Appeals for the Ninth Circuit found that cable modem service included, in part, the offering of telecommunications services. The Court's decision is subject to a pending petition for rehearing. Consequently, pending further FCC consideration of the matter, providers of cable modem service may be deemed and treated as telecommunications carriers, at least in part, in their provision of such services and subject to common carrier requirements, such as nondiscrimination and authorization obligations under Title II of the Communications Act, and universal service contribution obligations, depending upon what the FCC determines in response to the Court's instruction. Furthermore, the determination by the U.S. Court of Appeals for the Ninth Circuit may expose providers of cable modem services to potential claims that, because they are offering, in part, telecommunications services, as well as information services (in part), they fall under FCC requirements that facilities-based providers of information services must open their networks to competitive providers of information services. The imposition of additional regulatory obligations on cable modem providers may significantly impact the rates of such service. At this time, we are unable to predict the impact, if any, that additional regulatory action on this issue will have on our business.

        Regulatory Treatment of Wireless Fidelity (Wi-Fi).    Wireless Fidelity or "Wi-Fi" is the most widely used wireless local area network technology operating at a range of 150 to 250 feet. Wi-Fi can be utilized for a range of services, including a growing variety of home, consumer, business and public networking applications, as well as such demanding applications as wireless multimedia video transmission and broadcast MPEG. Wi-Fi operates on an unlicensed basis and allows for high speed data transfer. Users of mobile devices with Wi-Fi capabilities can establish high-speed wireless Internet connections within buildings or spaces, commonly called "hot spots," where Wi-Fi technology has been deployed. Hot spots typically rely on high-speed landline technologies, such as T-1 lines, DSL, or cable modems, to connect to the PSTN and Internet. Because the technology allows consumers to obtain high-speed wireless Internet connections within certain locations, it has the potential to act as both a substitute and a complement to data services offered over mobile telephone networks. Despite the FCC's jurisdiction over the use of this technology, it is, as stated, currently unlicensed by the FCC. At this time, we are unable to predict the impact, if any, that future regulatory action on this issue will have on our business.

        Regulatory Treatment of Voice Over Internet Protocol (IP) Services or IP Enabled Services.    Currently, the FCC and most state regulators do not treat voice services relying on IP to be telecommunications services for regulatory purposes. A number of providers are using IP-enabled services to compete with voice services, and some providers using IP-enabled services may be avoiding certain regulatory obligations or access charges for interexchange services that might otherwise be due if such IP-enabled service offerings were subject to regulation. The FCC has announced a rulemaking proceeding to address the regulatory treatment of voice over IP services. The comment cycle on this rulemaking will not be complete until the summer of 2004, and a decision is not expected prior to the fall of 2004. In addition, the FCC has pending before it a Petition for Declaratory Ruling filed by AT&T which seeks a determination confirming that certain VoIP services are not subject to regulation as telecommunications services. A decision in that proceeding may be forthcoming as early as first quarter 2004. On December 23, 2003, Level 3 Communications LLC filed a petition requesting that the FCC forbear from enforcing the Act and its regulations to the extent they could be interpreted to permit local exchange carriers to impose access charges on certain IP-based services. The Commission is accepting comments on Level 3's petition through March 2004. These proceedings could lead to an increase in the costs of voice over IP, if providers become subject to regulation (in the absence of forbearance from the same), and may change the compensation structure for IP-enabled services. At this time, we are unable to predict the impact, if any, that additional regulatory action on this issue will have on our business.

        International.    Foreign regulatory frameworks affecting the Internet vary from country to country. However, as is the case in the U.S., most countries currently do not impose telecommunications licensing or other regulatory requirements on the information and other non-telecommunications services that we provide. Increased regulation of the Internet and Internet related services, or the imposition of other restrictions, could materially adversely affect our business, prospects, operating results and financial condition.

        In particular, the European Union has enacted several directives concerning the Internet and Internet related activities. The European Union has, for example, adopted a directive that requires Member States to impose restrictions on the collection and processing of personal data and to prevent transmission outside of Europe of personal data, which can include customer and billing information as well as human resource data, except to countries that provide adequate protection of such data. In response to the European Union directive, the U.S. negotiated with the European Union the establishment of certain "Safe Harbor" principles, effective as of November 2000, which provide U.S. companies choosing to adhere to them a presumption of adequate protection of privacy. Companies complying with the Safe Harbor principles must provide notice to users of personal data collection, provide choices to users regarding certain uses, including the transfer of information to third parties, guarantee the security and integrity of personal data collected, provide users with the ability to access, correct and delete personal information that is being stored, and provide for user enforcement and redress in the event of violation of the principles. These principles are more restrictive than other applicable U.S. laws and may impose additional cost on companies that decide to comply. Currently, the Safe Harbor principles are voluntary and are intended to be implemented through self-regulation and industry self-certification. In the future, however, the requirements embodied in the principles may become mandatory. To date, we have not certified that we will operate under the Safe Harbor principles.

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

Trademarks

        GRIC, "Technology that brings intelligence to the Internet" and Axcelerant are our registered trademarks. "Empowering the Mobile Office", Global Reach Internet Connection, GRIC AAS, GRIC AADR, GRIC Alliance, GRIC Alliance Network, GRIC ARS, GRIC Convergent Services Platform, GRIC CSP, GRIC Dashboard, GRICdial, GRIC Expense and Time, GRIC Meeting, GRIC Member logo, GRIC Mobile Office, GRIC MobileOffice, GRIC MobileOffice Enterprise Access, GRIC MobileOffice Enterprise Productivity, GRIC MobileOffice Broadband Plus, GRIC NetAccess, GRIC NetAuditor, GRIC NetManager, GRICphone, GRICprepaid, GRIC QMS, GRIC Remote End Point Security Service, GRIC SecureAccess, GRIC SFA, GRICtalk, GRIC TierOne Network, GRICtraveler, Gttrend, Roaming Streamer, and "Multiple Internet services. One global solution." are our trademarks.

Employees

        As of February 29, 2004, we had 261 full-time employees. Our future performance depends, in significant part, on our ability to retain existing personnel in key areas such as engineering, technical support, sales and senior management. None of our employees is subject to a collective bargaining agreement, nor have we experienced work stoppage. We consider our relationships with our employees to be good.

International

        For financial information regarding geographic operations, see note 12 of the Notes to Consolidated Financial Statements included in this report.

Available Information

        We make available free of charge on or through our Internet address located at www.gric.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file that material with, or furnish it to, the Securities and Exchange Commission. Materials we file with the SEC may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We will provide a copy of any of the foregoing documents to stockholders upon request.

ITEM 2. PROPERTIES

        We occupy approximately 31,000 square feet of space in Milpitas, California under a lease that expires in February 2008 and approximately 32,000 square feet of space in Irvine, California under a lease that expires in March 2005. We lease sales and support offices in New York, Virginia, China, Hong Kong, Japan, Korea, Singapore and the United Kingdom and we lease a research and development office in India. In the event that existing facilities are not adequate for our needs, we anticipate that additional facilities will be available on commercially reasonable terms.

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

        Citing several press articles, the Consolidated Complaint alleges that the underwriter defendants used improper methods in allocating shares in initial public offerings, and claims the underwriter defendants entered into improper commission agreements regarding aftermarket trading in our common stock purportedly issued pursuant to the registration statement for the initial public offering. The Consolidated Complaint also alleges market manipulation claims against the underwriter defendants based on the activities of their respective analysts, who were allegedly compromised by conflicts of interest. The plaintiffs in the Consolidated Complaint seek damages as measured under Section 11 and Section 10(b) of the Securities Act of 1933, pre-judgment and post-judgment interest, and reasonable attorneys' and expert witnesses' fees and other costs; no specific amount is claimed in the plaintiffs' prayer in the Consolidated Complaint. By Order of the Court, no responsive pleading is yet due, although motions to dismiss on global issues affecting all of the issuers have been filed.

        In October 2002, certain of our officers and directors who had been named as defendants in the In re Initial Public Offering Securities Litigation were dismissed without prejudice upon order of the presiding judge. In February 2003, the presiding judge dismissed the Section 10(b) claims against us and our named officers and directors with prejudice.

        From September 2002 through June 2003, we participated in settlement negotiations with a committee of issuers' litigation counsel, plaintiffs' executive committee and representatives of various insurance companies (the "Insurers"). Our Insurers were actively involved in the settlement negotiations, and strongly supported a settlement proposal presented to us for consideration in early June 2003. The settlement proposed by the plaintiffs would be paid for by the Insurers and would dispose of all remaining claims against us.

        After careful consideration, we decided to approve the settlement proposal in July 2003. Although we believe that plaintiffs' claims are without merit, we have decided to accept the settlement proposal (which does not admit wrongdoing) to avoid the cost and distraction of continued litigation. Because the settlement will be funded entirely by our Insurers, we do not believe that the settlement will have any effect on our financial condition, results or operations or cash flows.

        We believe that the settlement will be presented to the Court for approval in the summer or fall of 2004. There can be no guarantee that the settlement will be judicially approved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        A special meeting of GRIC's stockholders was held on November 25, 2003. The number of shares of GRIC common stock issued, outstanding and eligible to vote as of the record date of October 21, 2003 was 26,739,314. A total of 17,154,534 shares of common stock, or 64% of the eligible voting shares, were present at the meeting in person or by proxy. The number of shares of GRIC Series A preferred stock issued, outstanding and eligible to vote as of the record date of October 21, 2003 was 4,119,296. All shares of Series A preferred stock were present at the meeting in person or by proxy.

        The stockholders approved the issuance and reservation for issuance of up to 9,833,329 shares of GRIC common stock to Axcelerant, Inc. stockholders and optionholders pursuant to the Agreement and Plan of Reorganization, dated as of August 12, 2003, by and among GRIC, Axcelerant and Amber Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of GRIC. The stockholders also approved an amendment to GRIC's Second Amended and Restated Certificate of Incorporation, to increase the authorized number of shares of common stock of GRIC from 50,000,000 shares, $0.001 par value per share, to 100,000,000 shares, $0.001 par value per share.

        The following table sets forth the results of this meeting:

	Votes For	Votes Against	Votes Abstained	Votes Withheld	Broker Non-Votes
1. Proposal to approve the issuance and reservation for issuance of up to 9,833,329 shares of GRIC common stock to stockholders and optionholders in connection with the acquisition of Axcelerant, Inc.
Common Stock	16,237,502	853,126	63,906	—	—
Series A Preferred Stock	4,119,296	—	—	—	—
2. Proposal to increase the authorized number of shares of GRIC common stock
Common Stock	15,593,001	1,424,264	137,269	—	—
Series A Preferred Stock	4,119,296	—	—	—	—

        On December 1, 2003, GRIC announced that it had completed the acquisition of Axcelerant (the "Acquisition"). As a result of the Acquisition, holders of Axcelerant common stock, Series A preferred stock and Series B preferred stock received 0.4436 shares, 0.4436 shares and 0.5766 shares of GRIC common stock, respectively, for each corresponding share of Axcelerant stock that they owned, or a total of approximately 9.2 million shares of GRIC common stock for all outstanding shares of Axcelerant capital stock. GRIC also assumed all outstanding Axcelerant stock options, and reserved an aggregate of approximately 597,000 shares of GRIC common stock for issuance upon exercise of these options. The Acquisition is intended to qualify as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        The Company's common stock is traded on the Nasdaq National Market under the symbol "GRIC." The following table sets forth the range of the high and low sales prices by quarter as reported on the Nasdaq National Market for the two most recent fiscal years.

	High	Low
2002:
First Quarter	$3.20	$1.20
Second Quarter	$2.67	$1.24
Third Quarter	$1.76	$1.16
Fourth Quarter	$3.84	$1.14
2003:
First Quarter	$3.30	$1.47
Second Quarter	$5.15	$2.08
Third Quarter	$8.69	$3.67
Fourth Quarter	$8.15	$4.90

        On December 31, 2003, there were approximately 144 record holders of the Company's common stock.

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

Statements of Operations Data

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share amounts)
Revenues	$9,621	$29,479	$23,694	$34,681	$41,207
Costs and expenses:
Cost of revenues	7,098	25,159	13,194	15,220	17,455
Network and operations	3,054	7,615	6,180	4,392	4,029
Research and development	8,128	10,928	5,342	2,802	2,513
Sales and marketing	8,682	13,069	14,260	11,954	14,163
General and administrative	4,967	8,065	8,627	4,996	4,790
Amortization of intangibles	—	—	—	—	133
Amortization of stock-based compensation(1)	300	427	427	168	95
Other expense reversals	(925)	—	—	—	—
Restructuring charge (recovery)	—	—	7,773	369	(79)

Total costs and expenses	31,304	65,263	55,803	39,901	43,099

Operating loss	(21,683)	(35,784)	(32,109)	(5,220)	(1,892)
Interest income and other, net	519	3,668	779	298	87
Interest expense	(1,332)	(177)	(129)	(60)	—

Operating loss before income taxes	(22,496)	(32,293)	(31,459)	(4,982)	(1,805)
Provision for income taxes	70	155	107	39	51

Net loss	(22,566)	(32,448)	(31,566)	(5,021)	(1,856)
Deemed beneficial conversion dividend on Series A preferred stock	—	—	—	(11,781)	—

Net loss attributable to common stockholders	$(22,566)	$(32,448)	$(31,566)	$(16,802)	$(1,856)

Basic and diluted net loss attributable to common stockholders per share	$(7.95)	$(1.68)	$(1.59)	$(0.84)	$(0.08)

Shares used to compute basic and diluted net loss attributable to common stockholders per share	2,837	19,345	19,825	20,104	24,115

(1)
Amortization of stock-based compensation consists of:

Network and operations	$5	$8	$8	$6	$12
Research and development	114	172	172	9	10
Sales and marketing	44	67	67	3	13
General and administrative	137	180	180	150	60

Total amortization of stock-based compensation	$300	$427	$427	$168	$95

Consolidated Balance Sheet Data

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Total assets	$85,377	$59,405	$22,064	$30,610	$91,128
Long-term liabilities	1,147	481	110	88	—
Redeemable convertible preferred stock	—	—	—	11,752	3,927
Total stockholders' equity	75,853	45,536	14,986	24,976	81,132

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

Overview

        We provide secure managed broadband and remote access solutions to enterprises and service providers. Our solutions enable enterprises to securely, reliably, and cost-effectively extend their corporate networks and applications to all of their mobile and remote workers outside the corporate firewall. These workers include mobile professionals such as sales professionals, project managers, and engineers; teleworkers including call center agents; telecommuters; and employees in branch offices and retail settings. We provide comprehensive and integrated managed broadband and global remote access services that include intelligent client software; multiple network access types including broadband, Wi-Fi, and dial-up; security capabilities that ensure security policy compliance by remote workers; a real-time remote access management console; end-to-end managed and value-added services including managed security services as well as design, deployment, monitoring, and technical support. Our products and services enable enterprises to reduce the cost, complexity and risk of remote office networking, while maximizing the productivity of mobile and remote workers.

        Prior to January 2001, we primarily provided Internet telephony services that were characterized by high revenues that generated low margins. In January 2001 we ceased providing those services to focus on providing Internet-based mobile office communications services based on our clearinghouse and settlement capabilities to service providers and corporate enterprises globally. In December 2003, we acquired Axcelerant, Inc., a privately-held provider of broadband Internet remote access services and managed security services.

        The majority of our revenue comes from providing settlement and clearing-house services for our customers. We provide services over a heterogeneous virtual network known as the GRIC TierOne Network. As of February 29, 2004, the GRIC TierOne Network included more than 35,000 Internet access dialing locations, 6,600 public wireless fidelity—or WiFi—hotspots and over 1,400 public broadband access points in approximately 150 countries. Through the acquisition of Axcelerant, we added a virtual broadband cable modem and DSL network that spans the United States and Canada. This network is an aggregation of the networks of more than 150 broadband providers, including virtually all of the leading cable companies, ILECs and CLECs in the United States. By utilizing this network, we are able to provide comprehensive coverage in the United States for enterprises requiring broadband branch office and broadband teleworker solutions. We created the combined network by forming contractual relationships with over 500 Internet service providers, cable companies, DSL companies and telecommunication companies. These providers, to whom we refer as the GRIC TierOne Network members, are able to share their communications networks. Our customers, who are enterprises and service providers, benefit from the resulting network delivering secure mobile Internet access cost-effectively. Our member providers benefit from the GRIC TierOne Network because we manage this shared network and provide settlement services as a clearinghouse. As a clearinghouse, we have established common technical, service and payment standards to settle charges that our customers incur when their end users access the network facilities of GRIC TierOne Network members to conduct Internet-based communications, such as Internet roaming. We intend to continue developing our service offering to introduce new Internet-based remote communications services that may be adopted, deployed and managed on a global scale across the GRIC TierOne Network.

        We have incurred substantial losses since our inception as a result of expenses associated with building the GRIC TierOne Network and related network infrastructure and developing our software products. We had an accumulated deficit of approximately $130.4 million as of December 31, 2003. We cannot assure you that we will achieve or sustain profitability. See "Factors That May Affect Future Results—We have a history of net losses and may incur future losses."

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

        Revenue Recognition and Related Allowances.    We enter into agreements to sell our managed broadband and global access solutions, which may include one or more of our services and product offerings. Revenues are recognized when a binding agreement or purchase order from the customer has been received, the services have been delivered, the fee or price was fixed or determinable, the collection of the receivable was reasonably assured, and no significant post-delivery obligations remain. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules, which require us to make certain judgments and estimates. In applying our revenue recognition policy we must determine which portions of our revenues are recognized currently and which portions must be deferred. In order to recognize revenue, we make judgments and estimates with regard to the revenues earned for services—including related installation services and products—and maintenance services, as well as the timing of the delivery of such services and products. In addition, we provide services over a heterogeneous virtual network, which was created by forming contractual relationships with over 500 Internet service providers, cable companies, DSL companies and telecommunications companies. These companies may provide us their services under either a reseller or an agency arrangement. In applying our revenue recognition policy we must make judgments and estimates with regard to the specific facts and circumstances surrounding each provider relationship to determine which portion of our revenues we provide under a reseller arrangement, where we would record gross revenues and cost of revenues, and which portion of our revenues we provide as an agent, where we would record revenues and cost of revenues combined on a net basis. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes, any of which could cause a material impact on the revenues that we have reported.

        Our services for remote Internet access are generally billed on a per-minute basis for usage or at a flat rate per month per user based on negotiated rates for which we recognize revenue in the month the services are provided. Our solutions may also include installation services, the sale of customer premise equipment and managed security services related to our broadband services offerings. Revenue from installation services and the sale of equipment is deferred and recognized ratably over a 24-month period. We consider these services and products to be an enabler of the related remote access service contracts and we estimate that on average our customer's remote broadband access workers use our services for a period of approximately 24 months. Revenues from managed security services are recognized in the month the service is provided. To a lesser extent, we also derive a portion of our revenues from licenses of our authentication software, related maintenance and support services, and other optional services related to our remote access solutions which are recognized ratably over the term of service. These other revenues amounted to five percent or less of total revenues over the last three years. Fees generated from maintenance contracts are recognized over the life of those contracts. The majority of the maintenance contracts cover periods of one to twelve months. Amounts billed in advance of revenue recognition are recorded to deferred revenue as collected. We have some customers with minimum commitment arrangements. We record such revenue in the month that we determine that minimum commitments have not been met. We recognize certain broadband connectivity revenues generated under agency arrangements on a net basis. Product returns and allowances have not been significant. From late 1998 to early 2001, the majority of our revenues were derived from Internet telephony services.

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

        From time to time our customers, including significant customers, may seek protection under bankruptcy laws. While we assess the credit-worthiness of our customers on an on-going basis, when such a bankruptcy event occurs, our management determines our risk that an account receivable will prove to be uncollectable, and establishes appropriate reserves for that contingency as necessary. In addition, for each continuing customer in bankruptcy management evaluates the creditworthiness of the customer and determines whether revenue should be recognized on an accrual basis or when cash payments are received. When we record revenue on an accrual basis, management has based their judgment on the creditworthiness of the debtor-in-possession, their payment experience and whether the collectability of receivables is reasonably assured, in addition to other revenue recognition criteria having been met.

        Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses from our customers' inability to make payments they owe us. In order to estimate the appropriate level of this allowance, we analyze historical bad debts, customer concentrations, current customer credit-worthiness, current economic trends and changes in our customer payment patterns. If the financial condition of our customers were to deteriorate and to impair their ability to make payments to us, additional allowances might be required in future periods. If our estimates prove too low, our bad debt expense will increase.

        Valuation of Long-Lived Assets including Intangible Assets.    We evaluate the carrying amount of property and equipment and intangible assets for impairment whenever events or circumstances indicate the amount of the assets may not be recoverable. Determination of impairment of property and equipment, goodwill and intangible assets is highly subjective and requires significant judgment at many points during the analysis. This analysis is based on our estimate of future cash flows that the assets are expected to generate and their eventual disposition. If we determine that any of these assets have been impaired, the impairment charge will be charged to earnings in the period such determination is made.

        As part of our review of our property and equipment during the three months ended June 30, 2003, certain matters were identified related to prior financial reporting periods that required the recording of a net reduction in operating expenses. We quantified the amounts associated with certain property and equipment for which excess depreciation charges had been recorded against certain property and equipment in prior periods. Accordingly, during the three months ended June 30, 2003 and the year ended December 31, 2003, we recorded a net reduction to operating expenses of $217,000 resulting from reduced accumulated depreciation and depreciation expense of approximately $302,000, partially offset by an impairment charge to property and equipment of approximately $85,000 that was applied against the restructuring benefit. These amounts are not material to the periods in which they should have been recorded and the adjustment is not material to our consolidated operating results for the year ending December 31, 2003.

        Valuation of Goodwill.    We test goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition and loss of key personnel. The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of our future performance. The assumptions supporting the estimated future cash flows, including the discount rate used and estimated terminal value, reflect our best estimates.

        Restructuring Expenses and Related Accruals.    In January 2001 and June 2002, we undertook plans to restructure our operations in order to reduce operating expenses. Estimated restructuring expenses have included severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. Given the significance and timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Our restructuring expenses involved significant estimates made by management using the best information available at the time that the estimates were made, some of which were based upon information provided by third parties. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Business Combination

        On December 1, 2003, we completed our acquisition of Axcelerant, a privately-held provider of broadband Internet remote access services and managed security services. Our acquisition of Axcelerant did not result in a new reportable segment. The results of operations of Axcelerant have been included in our financial statements subsequent to the date of the acquisition. See "Note 3 to the Consolidated Financial Statements."

Results of Operations
2003 Compared to 2002

  Overview of 2003

        In 2003, our primary goal was to broaden our business from being based principally on an indirect sales model, selling our services on a wholesale basis through large telecommunications companies and service providers to a model where we sell a significant portion of our services to enterprise customers. During the fourth quarter of fiscal 2003, 40% of our quarterly revenues was derived from services sold directly—or indirectly through VARs—to enterprise customers. Our rapid global expansion of the GRIC TierOne Network demonstrates our commitment to enterprise customers by enabling accountability, reducing cost and complexity and improving visibility of their remote workers globally regardless of the method they use to connect to the corporate network from a location outside the firewall. In 2003 we added 5,000 Internet access dialing locations, 5,400 public wireless fidelity—or WiFi—hotspots and 950 public broadband access points to the GRIC TierOne Network worldwide foot print. In addition, as a result of our December 2003 acquisition of Axcelerant, which had been a provider of managed broadband services focused on branch office and remote connectivity for enterprise customers, we added a virtual broadband cable modem and DSL network that spans the United States and Canada. This network, which is an aggregation of the networks of more than 150 broadband providers who had entered into broadband access contracts with Axcelerant, enables us to provide enterprise branch offices and teleworkers with comprehensive broadband coverage in North America. In order to accomplish our shifting focus to enterprise customers we increased our sales and marketing expenditures during 2003 in absolute dollars as well as a percentage of revenues. While our 2003 revenues were not significantly impacted by our acquisition of Axcelerant, acquisition costs of approximately $2.0 million were capitalized as part of the purchase price and either paid or accrued during 2003.

        In 2003, both our annual revenues and annual gross margin increased over 2002. Cost of revenues declined as a percentage of revenues principally as a result of sales to enterprise customers representing a higher percentage of our total revenues during 2003. Our network and operations expenses were modestly lower in 2003 than in 2002, although we expect our network and operations expense levels to increase both in absolute dollar terms and as a percentage of revenues in 2004.

        We continue to focus on delivering innovative services for our customers to drive revenue and achieve positive earnings. In fiscal 2004 we plan to release a number of new value added services, which we expect will expand the revenues we derive from our existing customers and, together with expanding the global footprint of the GRIC TierOne Network, will drive revenues from new enterprise customers. Achieving sustained profitability will depend on several factors, including the effectiveness of our sales and marketing efforts both directly and through VAR sales, the timely release of new services and the introduction of new services by existing or new competitors. For a discussion of these and other risk factors, see the section titled "Factors That May Affect Future Results."

  Revenues

        Revenues for the three years ended December 31, 2003 were as follows:

	2001	2002	2003
	(In millions)
Revenues	$23.7	$34.7	$41.2

        Total revenues increased $6.5 million in 2003, representing an increase of 19%. Of this increase, approximately $4.6 million represents increased usage of our remote Internet access services by our existing customers and approximately $1.9 million represents revenues from new customers. 2003 revenues include one month of revenue from the acquisition of Axcelerant in December 2003. Sony

Communications Services Corporation and Fiberlink Communications Corporation accounted for 19% and 15%, respectively, of our consolidated revenues during 2003. During December 2003, Cable & Wireless USA filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and agreed to sell its assets. Simultaneously, it ceased doing business in the United States. Cable & Wireless USA accounted for 4% of our 2003 consolidated revenues. To date all amounts owed by Cable & Wireless to the Company for services rendered subsequent to its Chapter 11 filing and prior to its cessation of business have been paid in accordance with the terms of the Company's agreement with this customer.

        Total revenues increased $11.0 million in 2002, representing an increase of 46%. Of this increase, approximately $10.5 million represents increased volumes of our remote Internet access services by our existing customers and approximately $500,000 represents revenues from new customers. Sony Communications Services Corporation, WorldCom/UUNET, Fiberlink Communications Corporation and America Online, Inc. accounted for 17%, 13%, 13% and 11%, respectively, of our consolidated revenues during 2002. Revenues include those from WorldCom/UUNET, a customer who accounts for more than 10% of our total consolidated revenues for the year ended 2002 and who filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. WorldCom/UUNET continues to generate business for us and, although they have not yet emerged from bankruptcy, we continue to recognize revenues from this customer on an accrual basis based on our revenue recognition criteria. To date all amounts owed by WorldCom/UUNET to us for services rendered subsequent to its Chapter 11 filing have been paid in accordance with the terms of our agreement with WorldCom/UUNET. Internet telephony revenues of $914,000 were recorded during 2001 and no Internet telephony revenues were recorded during 2002.

        We expect 2004 revenues to exceed 2003 revenues based on both selling our services to new customers as well as selling additional services such as our managed security service offering to our existing customers, which we expect to be partially offset by competitive pricing pressures on our Internet access services.

  Costs and Expenses

        Costs and expenses for the three years ended December 31, 2003 were as follows:

	2001	2002	2003
	(Dollars in Millions)
Cost of revenues	$13.2	$15.2	$17.5
Percentage of net revenues	55.7%	43.9%	42.4%
Network and operations	$6.2	$4.4	$4.0
Percentage of net revenues	26.1%	12.7%	9.8%
Research and Development	$5.3	$2.8	$2.5
Percentage of net revenues	22.6%	8.1%	6.1%
Sales and Marketing	$14.3	$12.0	$14.2
Percentage of net revenues	60.2%	34.5%	34.4%
General and administrative	$8.6	$5.0	$4.8
Percentage of net revenues	36.4%	14.4%	11.6%
Amortization of intangibles	$—	$—	$0.1
Percentage of net revenues	—%	—%	0.3%
Amortization of stock-based compensation	$0.4	$0.2	$0.1
Percentage of net revenues	1.8%	0.5%	0.2%
Restructuring charge (recovery)	$7.8	$0.4	$(0.1)
Percentage of net revenues	32.8%	1.1%	(0.2)%

        Cost of Revenues.    Cost of revenues consists of amounts we pay to access the Internet in order to provide remote Internet access services for our customers and to offer other mobile broadband services and, in earlier periods, include amounts we paid to terminate Internet telephony calls for our customers.

        Cost of revenues increased $2.3 million in 2003, which represented an increase of 15%. The increase was primarily due to the corresponding increases in the volume of remote Internet access and the expansion of our customer base as well as the cost of providing additional services and products. We expect that for 2004 the cost of revenues will increase in absolute dollars as remote Internet access revenues and broadband revenues increase, but be similar to 2003 as a percentage of revenues.

        Cost of revenues increased $2.0 million in 2002, which represented an increase of 15%. The increase was primarily due to the corresponding increases in the volume of remote Internet access and the expansion of our customer base. Internet telephony costs of $1.1 million were recorded during 2001 and no Internet telephony costs were recorded during 2002.

        Network and Operations.    Network and operations expenses consist of salaries and benefits, depreciation on network equipment, allocated facility and management information systems expenses, administrative expenses, costs of co-location of network equipment and leased telecommunication lines and other related costs.

        Network and operations expenses decreased approximately $400,000 in 2003, representing a decrease of 9%. The decrease was primarily due to a reduction of approximately $467,000 in depreciation expense related to older assets still in use beyond their estimated lives for accounting purposes—including a reduction of depreciation expense of approximately $74,000 due to property and equipment adjustments that related to prior periods—and reductions in telephone and connectivity expenses of $135,000, which were offset by an increase in outside consulting fees of $95,000, an increase in co-location expenses of $87,000 as we expanded our network and an increase of approximately $68,000 in compensation-related expenses. We expect the network and operations expenses to increase in absolute dollars and as a percentage of sales in 2004 as we expand our customer support department to accommodate our shift to supporting enterprise customers and due to the purchase of new equipment to replace equipment that has reached the end of its useful life and to facilitate the integration of Axcelerant.

        Network and operations expenses decreased to $1.8 million in 2002, representing a decrease of 29%. The decrease was primarily due to reductions of approximately $1.2 million in compensation-related expenses that were primarily due to lower staffing levels, the elimination of compensation programs and a reduction of approximately $357,000 in depreciation expense related to older assets still in use beyond their estimated lives for accounting purposes.

        Research and Development.    Research and development expenses consist of salaries and benefits, allocated facility and management information systems, depreciation costs, outside consultants, facilities costs, administration and other related costs.

        Research and development expenses decreased approximately $289,000 in 2003, representing a decrease of 10%. This decrease is primarily due to a reduction in depreciation expense related to older assets still in use beyond their estimated lives for accounting purposes—including a reduction of depreciation expense of approximately $87,000 due to property and equipment adjustments that related to prior periods, a reduction of approximately $114,000 in outside professional services expenses and $83,000 in allocated expenses, offset by an increase of approximately $54,000 related to increased compensation and recruiting related costs due to adding staff in the United States and India. We expect research and development expenses to increase moderately in absolute dollars but stay approximately the same as a percentage of revenues in 2004.

        Research and development expenses decreased $2.5 million in 2002, representing a decrease of 47%. The decrease includes reductions of approximately $1.3 million in compensation-related expenses, approximately $714,000 in outside professional services expenses and $252,000 in allocated expenses, primarily due to shifting our staffing from our U.S. headquarters to our development center in India where engineering talent is available at more favorable rates.

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

        Sales and marketing expenses increased $2.2 million in 2003, representing an increase of 18%. The increase reflects an increase of approximately $1.3 million in compensation-related expenses pertaining to our increased sales force and marketing staff, an increase of approximately $443,000 in marketing and promotional programs, an increase of approximately $239,000 in outside consulting services as we expanded our marketing activities, and an increase of approximately $144,000 in facilities costs as we expanded our direct sales organization, offset by a reduction of approximately $205,000 in depreciation expense related to older assets still in use beyond their estimated lives for accounting purposes—including a reduction of depreciation expense of approximately $79,000 due to property and equipment adjustments that related to prior periods. We expect the overall amount of sales and marketing expenses to increase during 2004 in absolute dollars but be approximately the same as 2003 as a percentage of revenues as we shift our sales strategy from predominantly an indirect sales channel to both indirect and direct sales efforts.

        Sales and marketing expenses decreased $2.3 million in 2002, representing a decrease of 16%. The decrease reflects reductions of approximately $1.2 million in compensation-related expenses, approximately $554,000 in marketing and promotional programs and approximately $332,000 in expenses pertaining to the recruitment and development of employees, each of which were principally the result of decreased staffing levels following our January 2001 restructuring and continued efforts to reduce the cost of our operations in 2002.

        General and Administrative.    General and administrative expenses consist of general corporate and facility costs as well as salary, benefits and related costs for executive, finance, legal, administrative, human resources, investor relations and management information systems functions and provisions for uncollectible receivables.

        General and administrative expenses decreased approximately $200,000 in 2003, representing a decrease of 4%. The decrease reflects a decrease of approximately $485,000 in depreciation expense primarily associated with older assets that are still in use, but have reached the end of their estimated lives for accounting purposes—including a reduction of depreciation expense of approximately $62,000 due to property and equipment adjustments that related to prior periods—and approximately $361,000 in lower facility lease costs due to continued efforts to streamline our operations in 2003, offset by an increase of approximately $408,000 for one-time costs related to payments made in connection with the resignation of our former Chief Executive Officer during the first quarter of 2003, an increase of approximately $150,000 for software and equipment maintenance costs which we expect to be recurring. During 2004, we expect the amount of general and administrative expenses to increase in absolute dollars while we complete the back office automation and integration of Axcelerant and update certain other back office processes and procedures to comply with the Sarbanes-Oxley Act of 2002 and related implementing regulations.

        General and administrative expenses decreased $3.6 million in 2002, representing an decrease of 42%. The decrease was primarily due to reductions of approximately $1.7 million in compensation-related expenses, the write-off of approximately $1.4 million of uncollected Internet telephony receivables in 2001 and approximately $727,000 in outside professional services, all related to reducing the cost of our operations. These decreases were partially offset by an increase, of approximately $320,000 in allocated facility and management information systems.

        Amortization of Intangibles.    Amortization of intangibles includes one month of amortization of the intangible assets acquired in connection with the acquisition of Axcelerant. The value assigned to Axcelerant customer relationships was $7.5 million, which is amortized on a straight-line basis over a five-year life at a rate of $125,000 per month. The value assigned to internal use software was $100,000, which is amortized on a straight-line basis over a one-year life at a rate of $8,000 per month.

        Amortization of Stock-Based Compensation.    Some stock options previously granted through December 14, 1999 were considered compensatory because the deemed fair value for accounting purposes was higher than the stock option exercise price as determined by the board of directors on the date of grant. Additionally, in connection with of the acquisition of Axcelerant, we recorded $674,000 of additional deferred stock-based compensation, which will be amortized over the vesting period of the underlying stock options assumed during the acquisition. As a result, we recorded amortization of deferred compensation expense of $95,000 in 2003, $168,000 in 2002 and $427,000 in 2001. We expect to record amortization of deferred compensation expense of approximately $359,000 in 2004, related to options assumed by us in connection with our acquisition of Axcelerant.

        Amortization of stock-based compensation for the three years ended December 31, 2003 were as follows:

	2001	2002	2003
	(In Thousands)
Network and operations	$8	$6	$12
Research and development	$172	$9	$10
Sales and marketing	$67	$3	$13
General and Administrative	$180	$150	$60

        As of December 31, 2003, we had an aggregate of $644,000 of deferred compensation remaining to be amortized. Deferred compensation is amortized on a straight-line basis over the vesting period of the options. We expect amortization of stock-based compensation to end in 2007.

        Restructuring Charge.    In June 2002, we undertook plans to restructure operations in order to streamline operations and reduce operating expenses and January 2001 we decided to cease providing Internet telephony settlement services, based on an analysis of the operating expenses required to support these services and the low gross margins associated with them, and on our expectation that continued Internet telephony operations would require additional cash infusions to the business.

        During 2003, the restructuring accrual was reduced by cash payments of $165,000. We recorded a net restructuring benefit of $79,000 during 2003 which reflects the reversal of restructuring related employee severance costs of $164,000, offset by an $85,000 non-cash asset impairment charge recorded and discharged in 2003 for certain leasehold improvements that were abandoned as part of restructuring activities in previous periods. As of December 31, 2003, there were no remaining accruals from our June 2002 strategic restructuring or January 2001 restrucuring.

        Our June 2002 restructuring consisted of $964,000 related to involuntary employee severance costs, $169,000 related to the termination of lease and other obligations and $43,000 related to the retirement of fixed assets due to a facility closure. During 2002, the restructuring accrual was reduced by cash payments of $545,000. We recorded a reversal to our restructuring accrual in the amount of $259,000 during 2002 as a result of final settlements that were less than the amount of previously reserved obligations.

        Our January 2001 restructuring consisted of $708,000 related to involuntary employee severance costs, $1.5 million related to the termination of lease and facility obligations and $5.6 million related to the retirement of fixed assets pertaining to the portion of the business that was discontinued. As of December 31, 2001, the remaining accruals from our January 2001 restructuring amounted to $433,000. During 2002, the accrual was offset by cash payments of $211,000 and we recorded reversals to our restructuring accrual in the amount of $213,000. During the year ended December 31, 2002, we sold Internet telephony assets that were previously written-off during the restructuring in January 2001 for a gain of approximately $335,000. These accruals were reversed as a result of final settlements that were less than the amount of previously reserved obligations.

  Interest Income (Expense) and Other and Taxes

        Interest income and other, net, interest expense and taxes for the three years ended December 31, 2003 were as follows:

	2001	2002	2003
	(In Millions)
Interest income and other, net	$0.8	$0.3	$0.1
Interest expense	$(0.1)	$(0.1)	$—
Provision for income taxes	$0.1	$—	$0.1

  Interest Income and Other, Net

        Interest income and other, net, primarily represents interest income on cash balances and on short-term investments.

        Interest income and other, net, decreased $211,000 in 2003, representing a decrease of 71%. This decrease primarily reflects higher sales, use and value-added tax for approximately $303,000 and a decrease of approximately $71,000 due to lower interest rate yields partially offset by a gain on the sale of assets of $102,000 and reduced loss on foreign currency re-measurement of approximately $58,000.

        Interest income and other, net, decreased to $481,000 in 2002, representing a decrease of 62%. The decrease was primarily due to the higher cash balances in 2001 resulting from our initial public offering in December 1999 and subsequent reductions of cash used in operations.

  Interest Expense

        Interest expense consists of interest expense associated with capital leases and amortization of the fair value of warrants issued in connection with our financing activities.

        Interest expense decreased $60,000 in 2003, as all outstanding capital lease obligations were paid off during 2002. In 2003 there was no expense related to the fair value of warrants at issuance since the fair value of the warrants issued was fully amortized in 2002.

        Interest expense decreased $69,000 in 2002, primarily due to the payment of outstanding capital lease obligations. The expense related to the fair value of warrants issued was immaterial and fully amortized in 2002.

  Income Taxes

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

        Our provision for income taxes increased approximately $12,000 in 2003. As of December 31, 2003, we had net operating loss carryforwards for federal tax purposes of approximately $121.9 million, which expire in years 2009 through 2023. We also have net operating loss carryforwards for state tax purposes of approximately $42.9 million, which expire in years 2004 through 2013. We have federal research and development tax credits of approximately $1.1 million, which expire in years 2009 through 2023 and state research and development tax credits of approximately $1.0 million, which carry forward indefinitely. See "Note 9 to the Consolidated Financial Statements."

        Our provision for income taxes decreased approximately $68,000 in 2002. As of December 31, 2002, we had net operating loss carryforwards for federal purposes of approximately $103.9 million, which expire in years 2009 through 2022. We also had net operating loss carryforwards for state purposes of approximately $34.3 million, which expire in years 2004 through 2013. We had federal and state research and development tax credits, respectively, of approximately $956,000, which expire in years 2009 through 2022 and approximately $905,000, which carry forward indefinitely.

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

Liquidity and Capital Resources

	2001	2002	2003
	(in thousands)
Cash and cash equivalents	$4,021	$7,314	$5,299
Net cash used in operating activities	(26,431)	(4,627)	(674)
Net cash (used in) provided by investing activities	1,253	(9,204)	(3,327)
Net cash (used in) provided by financing activities	(121)	14,424	1,986

        Cash and Cash Equivalents.    Our principal source of liquidity is our cash, cash equivalents and short-term investments. As of December 31, 2003, in addition to our cash and cash equivalents balance of $5.3 million, we had a short-term investment balance of approximately $19.9 million.

  Operating Activities

        Net cash used in operating activities in 2003 of $674,000 was primarily a result of our net operating losses of $1.9 million and higher accounts receivable balances of $1.2 million from increased revenues offset by increased accounts payable balances due to increased purchasing activity as our business grows and by adjustments from non-cash depreciation and amortization charges of $1.1 million. We expect the number of days it takes for us to collect our accounts receivable to lengthen from the periods experienced historically, primarily due to the longer payment cycles generally associated with enterprise customers and the increasing percentage of our revenue base represented by such customers.

        Net cash used in operating activities in 2002 of $4.6 million was primarily a result of our net operating losses of $5.0 million, lower accruals for compensation and benefits of $1.1 million principally due to the elimination of our 2002 bonus plan and higher accounts receivable balances of $978,000 from increased revenues. The net cash used in operating activities was partially offset by adjustments from depreciation and amortization charges of $2.4 million.

        Net cash used in operating activities in 2001 of $26.4 million was primarily a result of our net operating losses of $31.6 million and, to a lesser extent, the lower accounts payable balances of $4.5 million and lower deferred revenue of $928,000 resulting from our January 2001 restructuring event. The net cash used in operating activities was partially offset by adjustments from the noncash portion of the restructuring charge of $5.6 million and higher accounts receivable allowances of $1.6 million, both of which were a result of our January 2001 restructuring event, and non-cash depreciation and amortization charges of $3.2 million.

  Investing Activities

        Net cash used in investing activities in 2003 of $3.3 million was primarily the result of investing in short-term instruments using the funds received in April 2002 from our Series A Preferred Stock funding offset by net cash of approximately $1.4 million provided from our acquisition of Axcelerant.

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

  Financing Activities

        Net cash provided by financing activities in 2003 of $2.0 million was primarily the result of proceeds of sales of common stock to our employees, optionholders and warrantholders.

        Net cash provided by financing activities in 2002 of $14.4 million was primarily the result of receiving proceeds from the issuance of our Series A Preferred Stock.

        Net cash used in financing activities in 2001 of $121,000 was primarily the result of debt payments and the purchase of common stock.

        Commitments.    We have entered into certain operating leases and purchase commitments. The future minimum operating lease and purchase commitments were as follows at December 31, 2003:

	Operating Leases	Purchase Commitments
2004	$1,590	$537
2005	730	294
2006	537	—
2007	541	—
2008	90	—
Thereafter	—	—

	$3,488	$831

        We lease all of our facilities under operating leases that expire at various dates through 2008. We have entered into certain purchase commitments from suppliers who provide network access, software and related services that are utilized by us in order to deliver our products and services solution.

        During 2004, we expect to increase capital equipment expenditures in absolute dollars while we complete the back office automation and integration of Axcelerant and update certain other back office processes and procedures required for us to efficiently run our business.

        Indemnifications.    From time to time we enter into types of contracts that contingently require us to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which we may provide customary indemnifications to purchasers of our assets; (ii) real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; (iii) agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship; and (iv) agreements with customers and resellers, under which we may provide customary indemnifications against claims that our products and services infringe certain copyrights, patents or trademarks, or incorporate misappropriated trade secrets.

        The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated, except for indemnifications involving infringement of third party intellectual property rights. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as December 31, 2003.

        Stock Repurchase Program.    In September 2001, the Board of Directors approved a program to expend up to $2.0 million to repurchase shares of our common stock in open market transactions. We purchased 110,000 shares for approximately $99,000 during 2001. We repurchased no additional shares in 2002 or 2003. We have no plans to repurchase any shares in the near future.

        Summary of Liquidity.    We believe that our available cash, cash equivalents and short-term investments of $25.2 million at December 31, 2003 and cash expected to be generated by operations during the next twelve months, will fund planned operations for at least the next twelve months.

        On April 19, 2002, we sold 9,036,140 shares of our Series A Redeemable Convertible Preferred Stock, for $15.0 million, to investors affiliated with H&Q Asia Pacific and Vertex Management. The net proceeds of the offering, after deducting expenses, were $14.2 million. At the closing of the transaction, we also issued to these investors warrants to purchase 903,614 shares of Series A Preferred Stock at a purchase price of $1.66 per share, and warrants to purchase 1,355,420 shares of Series A Preferred Stock at a purchase price of $2.49 per share. The warrants are exercisable at any time within five years after the closing. Each share of Series A Preferred Stock is initially convertible into our common stock at any time at the option of the holders on a 1-for-1 basis. Furthermore, the Series A Preferred Stock will convert automatically into common stock upon the earlier of the fifth anniversary of the date of issuance or the 90th consecutive trading day that the closing price of our common stock is at least $8.30 per share. As of December 31, 2003, warrants had been exercised on a net basis as to 527,107 shares of Series A Preferred Stock and simultaneously converted into 369,210 shares of our common stock. In addition, warrants had been exercised on a cash basis as to 225,903 shares of Series A Preferred Stock and simultaneously converted into an equal number of shares of common stock, resulting in aggregate proceeds to us of approximately $487,000. In addition, as of December 31, 2003, a total of 6,016,844 shares of Series A preferred stock had been converted into an equal number of shares of our common stock.

        We plan to invest in expanding our mobile office communications services, on a global basis, by continuing to build strategic partnering relationships. This will require us to maintain market acceptance, and to grow our mobile office communications services offerings in order for us to continue our research and development activities and fund planned operating expenses. There can be no assurance that our mobile office communications services offerings will maintain market acceptance, growth and operating margins.

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

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after March 31, 2004. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. We have adopted the provisions of FIN 46 and as of December 31, 2003, there was no entities identified that would require consolidation.

        In March 2003, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Elements," which addresses certain aspects of accounting for arrangements that include multiple products or services. Specifically, this issue addresses: (1) how to determine whether an arrangement that contains multiple products or services contains more than one unit of accounting, and (2) how the arrangement consideration should be measured and allocated. Accordingly, the adoption of EITF No. 00-21 may impact the timing of revenue recognition as well as allocation between products and services. EITF No. 00-21 is applicable for transactions entered into in fiscal periods beginning after June 15, 2003. We have adopted the guidance provided by EITF No. 00-21 and it did not have a material impact on its consolidated financial position or results of operations.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We have adopted each of the provisions of SFAS 150 and it did not have a material impact on our consolidated financial position or results of operations.

        In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition." SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on our results of operations or financial condition for the period ending December 31, 2003.

Factors That May Affect Future Results

        In addition to the information in this Annual Report on Form 10-K, the following should be considered in evaluating GRIC and our business.

The markets that we serve are highly competitive and there is no assurance that we will be able to achieve or maintain profitability.

        We are aware of many companies in related markets that address particular aspects of the features and functions that our products provide. Currently, we compete directly with iPass and Fiberlink

Communications Corporation in the market for Internet roaming and related settlement services, and each of iPass and Fiberlink has a network that competes with the GRIC TierOne Network. In addition, iPass has greater cash resources than we do and each of iPass and Fiberlink has a larger sales force than our own dedicated to enterprise sales. Large communications service providers such as AT&T, Equant and WorldCom/UUNET also have the ability and resources to compete with us in the Internet-based mobile office communications services market. In the mobile broadband services market, our primary competitors include Megapath, ePresence and Netifice. Many of our competitors have longer operating histories, greater name recognition or larger customer bases, which they may leverage in order to obtain more favorable volume discounts from suppliers. In addition, these competitors may be able to undertake more extensive marketing efforts, adopt more aggressive pricing policies and provide more favorable payment terms to customers than we can, which could limit our opportunities to obtain new customers or cause us to lose our existing customers.

If we fail in our strategy of focusing our sales efforts on larger companies, our revenue and profitability goals will likely not be achieved.

        Historically, a significant portion of our revenues was derived from smaller companies in the Internet marketplace, but in recent periods we have attempted to focus our sales and marketing efforts on larger corporate and enterprise-level customers. This strategy places new demands on our business, such as the longer sales cycles and higher levels of service and support that larger accounts generally require. Some of our competitors with greater financial resources than ours have focused their sales efforts on selling to large enterprises for a longer period of time with more success than we have enjoyed, which adds to the risk of our strategy. If we fail in this strategy, or if we have underestimated the costs of this strategy, we will likely miss our revenue and profitability goals.

If we are unable to increase revenues associated with broadband services, our ability to grow our business will be impaired.

        Until our recent acquisition of Axcelerant, we have generated our remote Internet access services revenues to date almost exclusively from the sale of services based on dialup access—a narrowband technology. In some countries, including the United States, the use of narrowband as a primary means of remote access is expected to decline over time as broadband access technologies, such as cable modem, DSL and Wi-Fi, become more widely adopted and used. Although we have recently begun to generate revenues from managed broadband access following our acquisition of Axcelerant, the future growth of our business may depend in large part upon our ability to expand the broadband elements of our virtual network and generate broadband revenues at a substantially higher level and growth rate. We may not succeed in this expansion and we may not generate substantial new revenues, which could harm our results and cause our stock price to decline.

Our business strategy has shifted over time and remains unproven, so the success of our strategy cannot be assured.

        Our business strategy has changed over time. For example, we ceased to be an Internet service provider in 1997 and abandoned our Internet telephony services business in 2001. We have pursued our current business—remote access, managed security and related mobile office services—for a relatively brief period and in markets that are rapidly changing. Following our December 2003 acquisition of Axcelerant, we have begun to offer managed broadband services to enterprises with branch offices and large teleworker populations. There can be no assurance that we will succeed in our efforts to make our current business profitable, and there can be no assurance that our recent acquisition of Axcelerant will make us more likely to succeed.

Since we have no assurance that customers will continue to use our services or that our customer base will expand, we will have little ability to predict revenue growth or operating results.

        Our customers are generally free to use competing products and services, so we could face significant customer losses, at unpredictable times. We had two customers in 2003 that each accounted for more than ten percent of our revenues: Sony Communication Network Corporation (19%) and Fiberlink Communications Corporation (15%). This concentraton of revenue among a few customers makes our business more risky, because losing either of these customers could result in a significant revenue shortfall for us. In addition, large customers have significant negotiating power during contract discussions or in the event of a customer dispute, which may make it more likely that the terms of the customer arrangement or settlement may be more favorable to the customer. We are in direct competition with Fiberlink, which makes it more likely that revenues from Fiberlink will decline in the future. These factors make it difficult to anticipate the level of our future revenues from existing customers. In addition, our success depends on our ability to expand and diversify the composition of our customer base. If we are unable to expand our customer base and increase our average revenues per customer, our business success will be less likely.

If we cannot effectively integrate Axcelerant's operations with our own operations, we will not realize the potential benefits of our recent merger.

        The integration of Axcelerant into our company has been and continues to be a time consuming and expensive process and may disrupt our operations if it is not completed in a timely and efficient manner. If this integration effort is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve anticipated synergies or other benefits of the merger. Having completed the merger, we must now operate a single organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We may encounter the following difficulties, costs and delays involved in fully integrating Axcelerant's operations into our operations:

  •
  failure to successfully manage relationships with customers and other important relationships;

  •
  failure of customers to accept new services or to continue using the products and services of the combined company;

  •
  potential incompatibility of technologies and systems; and

  •
  potential difficulties in successfully integrating the employees of GRIC and Axcelerant;

  •
  managing our growth and managing larger, more geographically dispersed operations;

  •
  perceived adverse changes in business focus;

  •
  the loss of key employees and diversion of the attention of management from other ongoing business concerns; and

  •
  potential incompatibility of business cultures.

We may not succeed in cost-effectively automating, integrating and updating critical back office systems and processes, which could limit our ability to achieve and maintain profitability.

        Historically, we have invested in the automation of back office systems and processes in order to enable us to cost effectively grow our traditional mobile office communications business. The back office systems and process of Axcelerant, whose business we acquired in December 2003, were largely manual. In order to efficiently provision, support and service our customers, we will be required to cost-effectively update, automate and, where appropriate, integrate these systems and processes. We will need to ensure that the combined company's financial reporting, financial controls and documentation processes meet all applicable financial controls certification standards, such as Section 404 of the Sarbanes-Oxley Act. We may underestimate the investments required to accomplish this automation, integration, updating and certification. We may not succeed in this effort, which could impair our ability to scale our operations, limit our growth and lessen the likelihood that we would achieve profitability.

The market price of our common stock has traditionally been highly volatile, and if we do not realize the anticipated benefits of our acquisition of Axcelerant or meet the expectations of analysts, the market price of our common stock could decline further.

        In the past, the price of our common stock has experienced large swings up and down. As of March 1, 2004, our common stock is valued less than it was at the time of the closing of our acquistion of Axcelerant. This volatility might occur again in the future. Volatility can arise particularly in response to quarter-to-quarter variations in the actual or anticipated financial results of us or our customers or competitors, and announcements that we or our competitors make regarding new product and service introductions. The market price of our common stock can also fluctuate in response to price and volume fluctuations in the stock market, particularly those that affect the market prices of technology stocks.

        In addition, the market price of our common stock is subject to decline if we do not achieve the expected benefits of the Axcelerant acquisition as quickly as anticipated or the costs of or operational difficulties arising from the merger are greater than anticipated.

We have incurred significant losses to date and expect to continue to incur losses for some period of time. If we fail to generate sufficient revenue to achieve and sustain positive cash flow or profits, our stock price will decline.

        We have incurred significant losses to date and we expect to continue to incur losses for some period of time. We incurred operating losses before income taxes of approximately $1.8 million for 2003, $5.0 million for 2002 and $31.6 million for 2001. As of December 31, 2003, we had an accumulated deficit of $130.4 million and incurred a loss of $0.03 per share for the quarter then ended.

        We have experienced negative cash flows in each year since our inception in 1994, and we expect to continue to do so for some time in the future. In addition, we may also incur significant new costs related to possible acquisitions, the development of new products and services, the integration of new technologies or the update of old technologies. Moreover, we might not be able to increase our operating profitability on a quarterly or annual basis. To increase profits, we will need to maintain our relationships with existing customers, generate additional revenue growth from our existing customers and obtain new customers, while continuing to control our expenses. We expect to continue to invest in network and operations, research and development and sales and marketing, and we expect to face pressure to adopt new pricing arrangements, including volume discounts, that may lower our gross margins. As a result, our ability to achieve and sustain profitability will depend on our ability to sustain and achieve substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to sustain or achieve profitability, our stock price could decline.

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

The telecommunications industry has recently experienced a dramatic decline, which may cause consolidation among network service providers and impair our ability to provide reliable, redundant service coverage and negotiate favorable network access terms.

        The telecommunications industry has recently experienced dramatic technological change and increased competition that have led to significant declines in network access pricing. In addition, the revenues of network service providers have declined as a result of the general economic slowdown. As a result, network service providers have experienced operating difficulties in the last several years, resulting in poor operating results and a number of these providers declaring bankruptcy. If these conditions continue, some of these service providers may consolidate or otherwise cease operations, which would reduce the number of network service providers from which we are able to obtain network access. To the extent this were to occur, while we would still be able to maintain operations and provide enterprise connectivity services with a small number of network service providers, we would potentially not be able to provide sufficient alternative access points in some geographic areas, which could diminish our ability to provide broad, reliable, redundant coverage. Further, our ability to negotiate favorable access rates from network service providers could be impaired, which could increase our network access expenses and harm our operating results.

If we fail to enhance our existing products or if new services, products or features we introduce do not succeed in the marketplace, we will not be able to generate new revenues and we will have increased costs without the expected returns.

        Our target markets are characterized by rapid technological advances, changes in end-user requirements, and frequent new product introductions. Our future success will depend on our ability to anticipate or adapt to such changes and to offer, on a timely and cost-effective basis, products that meet changing customer demands. For example, our growth prospects will be determined, among other things, by our ability to grow our new branch office services offering, which is an offering into a highly competitive market with a large number of incumbents. We may lack sufficient resources to anticipate technological and market trends, manage long development cycles or develop, introduce and market new products and enhancements. In addition, we cannot predict whether our products and services will meet with market acceptance or be profitable.

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

  •
  issue stock that would dilute our current stockholders' percentage ownership;

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

        Our products rely upon intellectual property rights. For example, we have been issued United States Patent Number 5,898,780 dated April 27, 1999 for "Method and Apparatus for Authorizing Remote Internet Access," and have other U.S. patents pending. We cannot assure you that patents will issue from the pending applications or, if any patents are issued, that they will be sufficiently broad to protect our technology adequately. In addition, we have a number of trademarks and trademark applications and we use copyright and trade secret protection to protect its software and other original works. Because the technology and intellectual property associated with these products are evolving rapidly, current intellectual property rights may not adequately protect us. In addition, despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of technology is difficult, and we cannot assure you that the steps they have taken will prevent unauthorized use of the technology. Moreover, effective patent, trademark, copyright and trade secret protection may not be available in some countries in which we provide, or may anticipate providing, our products. Furthermore, our competitors may independently develop similar technologies that limit the value of our intellectual property. If competitors are able to use our technology, our competitive edge would be reduced or eliminated.

We may become involved in litigation regarding intellectual property rights that could be costly, could cause us to lose significant rights, and divert our management time and attention.

        In the future, we or our customers may become a party to litigation to protect our intellectual property or to respond to allegations that we infringe others' intellectual property. We may receive communications from third parties inquiring about their interest in licensing certain of the third party's intellectual property or more generally identifying intellectual property that could be the basis of a future infringement claim. If a party accuses us of infringing upon its proprietary rights, we would have to defend our company and possibly our customers against the alleged infringement. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation could also force us to:

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

        Terrorist acts or acts of war, including military actions in Iraq and other parts of the Middle East and the geo-political uncertainties in other continents are having an adverse effect on the U.S. economy and could possibly induce or accelerate the advent of a more severe economic recession. The U.S. government's political, social and economic policies and policy changes as a result of these circumstances could have consequences that we cannot predict, including causing further weaknesses in the economy. In addition, as a multi-national company with headquarters and significant operations located in the United States, we may be impacted by actions against the United States. We will be predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war. Thus, the long-term impact of these events on our business is uncertain. As a result, our operating results and financial condition could be materially and adversely affected.

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

        Our business depends in part on the efforts and success of our Internet service provider and telecommunications service customers in marketing Internet-based communications services to their end users. Although we have recently focused more heavily on selling to large enterprise customers, the highest percentage of our revenues is derived from our traditional service provider business. It is important that we maintain a healthy service provider business while we attempt to grow a more expansive enterprise customer base. We have little ability to promote our services, or to promote demand for our reseller customers' services generally. The use of the Internet as a medium for communications services remains unproven. If our reseller customers fail to market their Internet-based communications services effectively, our revenues will be reduced. Similarly, if the market for Internet-based communications services fails to grow, or expands more slowly than anticipated, our revenues will be lower than expected. The Internet-based services we provide are relatively new and have not achieved widespread market acceptance. Network service providers and communication solutions providers may be reluctant to promote or rely upon our services until they gain greater commercial acceptance, which may never occur.

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

        Severe Acute Respiratory Syndrome, which is generally known as SARS, is a highly communicable disease that emerged in Asia during the first half of 2003. Concerns about the spread of SARS led to quarantines and travel restrictions being imposed on individuals with suspected symptoms in some countries, and some companies restricted or banned nonessential travel to and from certain parts of Asia. If business travel to Asia or elsewhere were to decline for a sustained period of time due to the re-emergence of SARS-related issues or other health concerns, the level of demand for our services is also likely to decline which could result in reduced revenues.

If we fail to attract and retain qualified sales personnel, our business might be harmed.

        Our success depends in large part upon our ability to identify, attract and retain qualified sales individuals. Competition for these individuals is often intense, and we may not be able to hire the type and number of sales personnel it needs. Moreover, even after we hire salespersons, they require extensive training in our combined products and services. This training typically covers several weeks of formal in-class and on-the-job instruction. If we are unable to continue to retain our current employees and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our services, which may prevent us from generating revenue and may negatively impact our ability to maintain customer relationships.

The uncertain economic environment in general could adversely affect our revenue, gross margins and expenses.

        Our revenue and gross margins depend in part on the overall demand for information technology products and services, particularly in the product and service segments in which we compete. Softening demand for our products and services caused by the ongoing economic downturn has resulted in decreased revenue growth rates, and may in the future result in decreased revenue, earnings or growth rates and problems with our ability to realize customer receivables. The global economy has weakened and market conditions continue to be challenging. As a result, companies are delaying or reducing expenditures, including those for information technology. In addition, if our customers experience financial difficulties, we could suffer losses associated with the outstanding portion of accounts receivable. The global economic downturn has contributed to reported declines in our revenue growth during fiscal 2003. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price.

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

Government regulations and legal uncertainties regarding the Internet could harm GRIC's business.

        GRIC will be subject to local regulations or laws applicable to access to or commerce on the Internet, in addition to regulations applicable to businesses generally. However, the Federal Communications Commission has initiated several proceedings that may change the regulatory and legal framework for the provision of broadband and Internet services and current and future Federal Communications Commission rules and regulations, as well as judicial interpretations of these rules and regulations, could negatively affect GRIC's business. In addition, international regulatory standards will govern GRIC's products and services in foreign markets and could impair its ability to develop products and services for international service providers in the future. GRIC may not be able to obtain or maintain all of the regulatory approvals that may be required to operate its business. The inability to obtain these approvals, as well as any delays caused by its compliance and its customers' compliance with regulatory requirements or resulting from uncertainty associated with future regulatory decisions, could result in postponements or cancellations of product orders, which would significantly reduce GRIC's revenue.

Recently enacted and proposed regulatory changes may cause us to incur increased costs.

        Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. In particular, we expect to incur additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent auditors to attest to, our internal contols. The Sarbanes-Oxley Act mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In addition, The Nasdaq National Stock Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management's attention from business operations. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.

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

        Recent actions and public comments from the Securities and Exchange Commission have focused on the integrity of financial reporting generally. In addition, the FASB and other regulatory accounting agencies have recently introduced several new or proposed accounting standards, or are developing new proposed standards, such as accounting for stock options, some of which would represent a significant change from current industry practices. While we believe that our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, we cannot predict the impact of the adoption of any such proposals on our financial statements going forward.

        For example, we currently are not required to record stock-based compensation charges if the employee's stock option exercise price equals or exceeds the deemed fair value of our common stock at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. Although the standards have not been finalized and the timing of a final statement has not been established, the FASB has announced their support for recording expense for the fair value of stock options granted. If we were to change our accounting policy in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure and retroactively restate all prior periods as if we had adopted SFAS 123 for all periods presented, then our operating expenses would increase by approximately $5.7 million and $4.5 million for the twelve months ended December 31, 2003 and 2002, respectively.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Interest Rate Risk.    Our exposure to interest rate risk relates primarily to our investment portfolio. Interest rate risk occurs when we cannot hold a purchased investment to its maturity. The weighted-average maturity of our investment portfolio, when taking into account the reset feature of floating rate municipal bonds, is limited to 90 days. We intend to have our securities available for sale. We do not expect to recognize an adverse impact on income or cash flows, although there can be no assurance of this result. We have established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. We place investments with high credit quality issuers according to our investment policy. We do not use derivative financial instruments in our investment portfolio. All investments are carried at fair market value for 2003 and are considered available for sale. Due to the short-term nature of our investments, we believe that there is no material exposure to interest fluctuation. Therefore, no accompanying table has been provided.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Annual Financial Statements

        Our financial statements required by this item are submitted as a separate section of this Form 10-K—"Financial Statements." See Item 15 for a listing of the financial statements provided.

Supplementary Quarterly Data

        The following table sets forth unaudited condensed consolidated statement of operations data for each quarter of 2002 and 2003. This data has been derived from unaudited condensed consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the consolidated financial statements and notes thereto. Our quarterly results have in the past been and may in the future be subject to significant fluctuations. As a result, we believe that results of operations for interim periods should not be relied upon as an indication of the results to be expected in future periods.

	Quarters Ended
	March 31, 2002	June 30, 2002(1)	Sept 30, 2002	Dec 31, 2002	March 31, 2003	June 30, 2003	Sept 30, 2003	Dec 31, 2003
	(in thousands)
Total revenues	$7,384	$8,179	$9,515	$9,603	$9,491	$9,858	$10,694	$11,164
Cost of revenues.	3,352	3,689	4,277	3,902	4,365	4,442	4,172	4,476
Net income (loss)	(2,015)	(5,019)	(315)	328	(621)	(376)	178	(1,037)
Net loss attributable to common stockholders	(2,015)	(14,800)	(315)	328	(621)	(376)	178	(1,037)
Basic net income (loss) attributable to common stockholders per share	(0.10)	(0.74)	(0.02)	0.02	(0.03)	(0.02)	0.01	(0.03)
Shares used to compute basic net income (loss) attributable to common stockholders per share	19,975	20,042	20,135	20,262	20,729	21,255	24,006	30,470
Diluted net income attributable to common stockholders per share	(0.10)	(0.74)	(0.02)	0.01	(0.03)	(0.02)	0.01	(0.03)
Shares used to compute diluted net income attributable to common stockholders per share	19,975	20,042	20,135	24,647	20,729	21,255	31,810	30,470

(1)
During the quarter ended June 30, 2002, we recorded a restructuring charge of $1.2 million and recorded a deemed beneficial conversion dividend of $11.8 million in connection with the issuance of our Series A Preferred Stock in the second quarter of 2002.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose, except as noted below under "Changes in Internal Controls."

        Changes in Internal Controls.    During the fourth quarter of fiscal year 2003, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we intend to continue to refine our internal controls on an ongoing basis. Our management and our independent auditors have reported to our Audit Committee certain matters involving internal controls that our independent auditors consider to be a reportable condition, but not a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable condition relates to the financial close process that was used in the month of December 2003 at our recently-acquired facility in Irvine, California. The close process lacked a formal documented policy relating to recognition of revenues derived from agency arrangements versus reseller arrangements; the recognition of broadband service installation revenues required correction; employees performing key finance and accounting functions required training; and we lacked documentation for some important and judgmental accounting matters.

        Given this reportable condition, management devoted additional resources to resolving questions that arose during our year-end audit. As a result, we are confident that our consolidated financial statements for the year ended December 31, 2003 fairly present, in all material respects, our financial condition and results of operations.

        The reportable condition has been discussed in detail among management, our Audit Committee and our independent auditors, and we are committed to addressing and resolving it fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to support our operations and external reporting requirements. We hired a new Chief Financial Officer in February 2004 and intend to hire additional senior financial personnel during the second quarter of 2004 to assist in maintaining a company-wide internal control environment designed to ensure the proper recording, processing, summarizing and reporting of information required to be disclosed, within the time periods specified in the Commission's rules and forms.

        Limitations on Effectiveness of Controls and Procedures.    Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

        With the exception of the information specifically stated as being incorporated by reference from our definitive proxy statement for our 2004 annual stockholders' meeting in Part III of this annual report, our proxy statement is not deemed to be filed as part of this annual report. We intend to furnish the proxy statement not later than 120 days after the close of the fiscal year ended December 31, 2003.

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

EXECUTIVE OFFICERS

        The following table sets forth information with respect to each person who currently serves as an executive officer of the Company.

Name	Age	Position
Dr. Hong Chen	41	Chairman of the Board of Directors
Bharat Davé	51	Chief Executive Officer and President
Kelly Anderson	45	Senior Vice President, Worldwide Sales
Daniel W. Fairfax	48	Senior Vice President of Finance and Chief Financial Officer
Rob Fuggetta	48	Senior Vice President, Worldwide Marketing
Pete Sauerborn	37	Vice President, Branch Office Solutions
Michael A. Smart	50	Senior Vice President of Operations, Engineering and Product Management
David L. Teichmann	48	Senior Vice President, General Counsel and Secretary

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

        Bharat Davé has served as our Chief Executive officer since July 2003, as Acting Chief Executive Officer from January 2003 to July 2003, as President since March 2001 and as Chief Operating Officer since September 2000. He has been a director since October 2000. From October 1998 to September 2000, he was employed as President and CEO North America of Infineon Technologies Corporation, a manufacturer of semiconductor products. From 1988 to September 1998, he held a variety of positions at Siemens Business Communications Systems, Inc. Mr. Davé holds a B.S. degree in Electrical Engineering from the University of New Haven.

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

        Daniel W. Fairfax has served as our Senior Vice President of Finance and Chief Financial Officer since February 2004. From March 2000 to June 2003 he served as Chief Financial Officer of Ironside Technologies, Inc., a privately-held developer of supplier-focused real-time integration and e-commerce application software. From November 1998 to December 1999, he served as Chief Financial Officer of ACTA Technology, a developer of data-warehousing and application integration software for enterprise resource planning-based business information and e-commerce applications. From June 1993 to November 1998, Mr. Fairfax served as Chief Financial Officer of privately held NeoVista Software, which provided scalable intelligent data mining software and related business intelligence applications for Global 2000 companies. Mr. Fairfax holds a B.A. degree in Economics from Whitman College and a M.B.A. degree from the University of Chicago, and is a Certified Public Accountant in California.

        Robert Fuggetta has served as our Senior Vice President, Worldwide Marketing since August 2003. From December 1998 to April 2000 and from December 2000 to August 2003, he was a Principal of Navitier Consulting Group, Inc., a marketing consulting services company. From May 2000 to November 2000, he served as Senior Vice President of Marketing for Genuity, Inc., a global Internet service provider. From December 1990 to November 1998, he was a partner at Regis McKenna, Inc., a technology marketing and communications firm. Mr. Fuggetta holds a B.A. degree in Government and Politics from the University of Maryland.

        Pete Sauerborn has served as our Vice President, Branch Office Solutions since December 2003. From June 2000 to November 2003, he served in various positions at Axcelerant, Inc., most recently as Senior Vice President. From September 1999 to May 2000, Mr. Sauerborn was Vice President Business Development at Vast Solutions, Inc., a start-up wireless provider and spinoff of Pagenet, Inc. At Pagenet, Inc., a paging company, he served as Vice President Product Marketing/Strategy from July 1998 to September 1999. From September 1995 to July 1998, Mr. Sauerborn was an Associate/Engagement Manager with McKinsey & Company, Inc., an international management consulting firm. Mr. Sauerborn holds a B.A. degree from Cal Poly San Luis Obispo and an M.B.A. degree from the University of Chicago.

        Michael A. Smart has served as our Senior Vice President, Operations, Engineering and Product Management since July 2003, as Vice President, Engineering and Product Management from July 2002 to July 2003, as Vice President and General Manager, Software Business Unit from January 2001 until

July 2002 and as Vice President, Convergent Services Platform from November 2000 to December 2000. From 1998 to October 2000, he served in various positions with TCSI Corporation, most recently Vice President of Global Sales and Director of Product Marketing. From 1996 to 1998, Mr. Smart was Vice President and General Manager at Master Software, Inc., a systems integrator specializing in custom applications for the telecommunications industry. Mr. Smart earned his B.A. degree from San Diego State University, and an M.B.A. degree from St. Mary's College.

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

Code of Ethics

        We have adopted a code of business conduct and ethics that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller. This code is being filed as an exhibit to this Form 10-K and is posted on our website (www.gric.com). The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference to the section in our definitive proxy statement for our 2004 annual stockholders' meeting entitled "Proposal No. 2: Ratification of Independent Auditors—Principal Accountant Fees and Services."

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this report:

  1.
  Financial Statements

        The following are filed as part of this Annual Report on Form 10-K:

  •
  Report of Independent Auditors

  •
  Consolidated Balance Sheets as of December 31, 2002 and 2003

  •
  Consolidated Statements of Operations for the years ended December 31, 2001, 2002 and 2003.

  •
  Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended December 31, 2001, 2002 and 2003.

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003.

  •
  Notes to Consolidated Financial Statements.

  2.
  Financial Statement Schedule

        The following financial statement schedule for the years ended December 31, 2001, 2002 and 2003 should be read in conjunction with the consolidated financial statements of GRIC Communications, Inc. filed as part of this Annual Report on Form 10-K:

  •
  Schedule II—Valuation and Qualifying Accounts

        Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

  3.
  Exhibits

        The following exhibits are filed as a part of this report:

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Title	Form	Date	Number
2.01	Agreement and Plan of Reorganization, dated August 12, 2003, by and among the Registrant, Amber Acquisition Corporation and Axcelerant, Inc.	8-K	8/13/03	2.01
3.01	Certificate of Incorporation.	S-1	9/21/1999	3.01
3.02	First Amended and Restated Bylaws.	S-1	9/21/1999	3.02
3.03	First Amended and Restated Certificate of Incorporation.	S-1	9/21/1999	3.03
3.04	Second Amended and Restated Certificate of Incorporation.	S-1	9/21/1999	3.04
3.05	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation.	8-K	4/29/02	3.05
3.06	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation.	S-4	9/22/03	3.06
4.01	Form of specimen certificate for the Registrant's common stock.	S-1	9/21/1999	4.01
4.02	Fifth Amended and Restated Registration Rights Agreement, dated November 12, 1999, among Registrant and the security holders listed in the agreement.	S-1	9/21/1999	4.02

4.03		Investors' Rights Agreement dated April 19, 2003 among Registrant and the security holders listed in the agreement.	8-K	4/29/02	4.03
10.01		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	9/21/1999	10.01
10.02	*	Employee Agreement effective March 1, 1994 between Aimnet Corporation and Dr. Hong Chen.	S-1	9/21/1999	10.02
10.03	*	Employee Agreement effective March 1, 1994 between Aimnet Corporation and Lynn Y. Liu.	S-1	9/21/1999	10.03
10.05	*	Offer letter dated June 8, 1998 to David L. Teichmann.	S-1	9/21/1999	10.05
10.07	*	Offer letter dated January 15, 1999 to Joseph M. Zaelit.	S-1	9/21/1999	10.07
10.08	*	Offer letter dated May 11, 1999 to Barron B. Cox.	S-1	9/21/1999	10.08
10.09	*	Offer letter dated July 28, 1999 to Kristin L. Steinmetz.	S-1	9/21/1999	10.09
10.10	*	Offer letter dated July 22, 1999 to Roger L. Peirce.	S-1	9/21/1999	10.10
10.11	*	Aimnet Corporation 1995 Stock Option Plan.	S-1	9/21/1999	10.11
10.12	*	GRIC Communications, Inc. (formerly Aimquest Corporation) 1997 Stock Option Plan.	S-1	9/21/1999	10.12
10.13	*	1999 Equity Incentive Plan.	S-1	9/21/1999	10.13
10.14	*	1999 Employee Stock Purchase Plan.	S-1	9/21/1999	10.14
10.15		Restricted Stock Purchase Agreement dated July 1997 between Aimquest Corporation and Stanley J. Meresman.	S-1	9/21/1999	10.15
10.16		Warrant to purchase common stock issued to America Online, Inc. dated as of November 12, 1998.	S-1	9/21/1999	10.16
10.17		Warrant to purchase Series D Preferred Stock issued to Silicon Valley Bank dated as of December 31, 1998.	S-1	9/21/1999	10.17
10.18		Warrant to purchase Series D Preferred Stock issued to Silicon Valley Bank dated as of November 5, 1998.	S-1	9/21/1999	10.18
10.21		Loan and Security Agreement dated November 5, 1998 between the Registrant and Silicon Valley Bank, together with Intellectual Property Agreement dated November 5, 1998.	S-1	9/21/1999	10.21
10.22		Senior Loan and Security Agreement dated August 10, 1998 between the Registrant and Phoenix Leasing Incorporated, together with a form of Senior Secured Promissory Note.	S-1	9/21/1999	10.22
10.23		Lease dated January 6, 1998 among the Registrant, John Arrillaga Survivor's Trust and Richard T. Peery Separate Property Trust.	S-1	9/21/1999	10.23
10.24		Agreement dated August 3, 1999 between the Registrant and Singapore Telecommunications Ltd.	S-1	9/21/1999	10.24
10.25	*	Offer letter dated July 27, 2000 to Stanley Hayami.	10-Q	11/14/00	10.25
10.26	*	Offer letter dated September 21, 2000 to Bharat Davé.	10-Q	11/14/00	10.26
10.27	*	Offer letter dated October 16, 2000 to Michael A. Smart.	10-K	3/30/01	10.27

10.28		Series A Preferred Stock and Warrant Purchase Agreement dated January 30, 2002.	10-K	2/28/02	10.28
10.29		Amended and Restated Series A Preferred Stock and Warrant Purchase Agreement dated April 19, 2002.	8-K	4/29/02	10.29
10.30		Amended and Restated Voting Agreement dated April 19, 2002.	8-K	4/29/02	10.30
10.31		Stockholder Agreement dated April 19, 2002.	8-K	4/29/02	10.31
10.32		Amended and Restated Lock-up Agreement dated April 19, 2002.	8-K	4/29/02	10.32
10.33		Form of warrant to purchase Series A Preferred Stock issued in conjunction with the Amended and Restated Series A Preferred Stock and Warrant Purchase Agreement dated April 19, 2002.	8-K	4/29/02	10.33
10.34		Offer letter dated December 5, 2002 to Kelly J. Anderson.	10-K	3/31/02	10.34
10.35		Amendment No. 1 dated January 29, 2003 to Lease dated January 6, 1998 among the Registrant, John Arrillaga Survivor's Trust and Richard T. Peery Separate Property Trust.	10-K	3/31/02	10.35
10.36	*	Employment Agreement between the Registrant and Hong Chen.	8-K	1/29/03	99.01
10.37	*	Employment Agreement between the Registrant and Robert Fuggetta.				X
10.38	*	Employment Agreement between the Registrant and Daniel W. Fairfax.				X
14.01		Code of Business Conduct and Ethics.				X
21.01		Subsidiaries of the Registrant.				X
23.01		Consent of Independent Auditors.				X
31.01		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Registrant's Chief Executive Officer, dated March 15, 2004.				X
31.02		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Registrant's Chief Financial Officer, dated March 15, 2004.				X
32.01		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Registrant's Chief Executive Officer, dated March 15, 2004.				X
32.02		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Registrant's Chief Financial Officer, dated March 15, 2004.				X

*
Management contract, compensatory plan or arrangement.

  4.
  Reports on Form 8-K

Date of Report	Item(s)	Description
10/24/03	5, 7, 12	On October 24, 2003, we filed a Form 8-K regarding a press release announcing our financial results for the third quarter of 2003, the appointment of a new member to our board or directors and the resignations of two members of our board of directors.*
12/3/03	2, 7	On December 3, 2003, we filed a Form 8-K regarding the completion of our acquisition of Axcelerant, Inc.*
12/9/03	5	On December 3, 2003, we filed a Form 8-K regarding the resignation of Kim S. Silverman as our Vice President and Chief Financial Officer effective December 31, 2003.
2/13/04	7, 12	On February 13, 2004, we filed a Form 8-K regarding a press release announcing our financial results for the fourth quarter of 2003.*
2/13/04	5, 7	On February 13, 2004, we filed Amendment No. 1 to the Form 8-K filed December 3, 2003, regarding our acquisition of Axcelerant, Inc.*

*
The information included under Items 7 and 12 of these reports on Form 8-K was furnished, but is not intended to be deemed filed or incorporated by reference into any filing.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2004
GRIC COMMUNICATIONS, INC.
	By	/s/ BHARAT DAVÉ Bharat Davé Chief Executive Officer, President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934 this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

BHARAT DAVÉ Bharat Davé	PRINCIPAL EXECUTIVE OFFICER: Chief Executive Officer, President and Director	March 15, 2004
DANIEL W. FAIRFAX Daniel W. Fairfax	PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER: Senior Vice President of Finance and Chief Financial Officer	March 15, 2004
DR. HONG CHEN Dr. Hong Chen	Chairman	March 15, 2004
JAMES GOODMAN James Goodman	Director	March 15, 2004
RODERICK C. MCGEARY Roderick C. McGeary	Director	March 15, 2004
WALTER SOUSA Walter Sousa	Director	March 15, 2004
GERALD WRIGHT Gerald Wright	Director	March 15, 2004
JOSEPH M. ZAELIT Joseph M. Zaelit	Director	March 15, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
GRIC Communications, Inc.

        We have audited the accompanying consolidated balance sheets of GRIC Communications, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GRIC Communications, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                            /s/ Ernst & Young LLP

San Jose, California
February 10, 2004

GRIC COMMUNICATIONS, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$4,614	$5,299
Short-term investments	18,465	19,913
Accounts receivable, net of allowances of $249 and $949 at December 31, 2002 and 2003, respectively	3,978	7,446
Inventory	—	158
Prepaid expenses and other current assets	1,108	1,435

Total current assets	28,165	34,251
Property and equipment, net	1,778	2,009
Goodwill	—	46,680
Intangible assets	—	7,467
Other assets	667	721

Total assets	$30,610	$91,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,331	$7,205
Accrued compensation and benefits	596	1,311
Deferred revenue	276	775
Other current liabilities	343	691
Current portion of long-term debt and capital lease obligations	—	14

Total current liabilities	5,546	9,996
Long-term liabilities	88	—
Commitments and contingencies
Stockholders' equity:
Series A redeemable convertible preferred stock, $0.001 par value; 12,801 shares authorized, 9,036 shares issued and outstanding at December 31, 2002; 12,801 shares authorized, 3,019 shares issued and outstanding at December 31, 2003	11,752	3,927
Preferred stock, 5,000 shares authorized at December 31, 2002 and 2003; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 and 100,000 shares authorized at December 31, 2002 and 2003, respectively; 20,337 and 37,242 shares issued and outstanding at December 31, 2002 and 2003, respectively	20	37
Additional paid-in capital	141,829	208,228
Treasury stock	—	—
Deferred stock-based compensation	(65)	(644)
Accumulated deficit	(128,560)	(130,416)

Total stockholders' equity	24,976	81,132

Total liabilities and stockholders' equity	$30,610	$91,128

See accompanying notes

GRIC COMMUNICATIONS, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2001	2002	2003
Revenues	$23,694	$34,681	$41,207
Costs and expenses:
Cost of revenues	13,194	15,220	17,455
Network and operations	6,180	4,392	4,029
Research and development	5,342	2,802	2,513
Sales and marketing	14,260	11,954	14,163
General and administrative	8,627	4,996	4,790
Amortization of intangibles	—	—	133
Amortization of stock-based compensation (1)	427	168	95
Restructuring charge (recovery)	7,773	369	(79)

Total costs and expenses	55,803	39,901	43,099

Operating loss	(32,109)	(5,220)	(1,892)
Interest income and other, net	779	298	87
Interest expense	(129)	(60)	—

Operating loss before income taxes	(31,459)	(4,982)	(1,805)
Provision for income taxes	107	39	51

Net loss	$(31,566)	$(5,021)	$(1,856)

Deemed beneficial conversion dividend on Series A preferred stock	—	(11,781)	—

Net loss attributable to common stockholders	$(31,566)	$(16,802)	$(1,856)

Basic and diluted net loss attributable to common stockholders per share	$(1.59)	$(0.84)	$(0.08)

Shares used to compute basic and diluted net loss attributable to common stockholders per share	19,825	20,104	24,115

(1)
Amortization of stock-based compensation consists of:

Network and operations	$8	$6	$12
Research and development	172	9	10
Sales and marketing	67	3	13
General and administrative	180	150	60

Total amortization of stock-based compensation	$427	$168	$95

See accompanying notes

GRIC COMMUNICATIONS, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity
(in thousands, except per share amounts)

	Series A Redeemable Convertible Preferred Stock
			Common Stock						Accumulated Other Comprehensive Income
					Additional Paid-in Capital	Treasury Stock	Deferred Stock-based Compensation	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2000	—	$—	19,597	$20	$126,784	$—	$(1,052)	$(80,192)	$(24)	$45,536
Issuance of common stock upon exercise of employee stock options and stock purchase plan for cash	—	—	410	—	664	—	—	—	—	664
Amortization of stock-based compensation	—	—	—	—	—	—	427	—	—	427
Cancellation of options	—	—	—	—	(378)	—	378	—	—	—
Purchase of treasury stock	—	—	(110)	—	—	(99)	—	—	—	(99)
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(31,566)	—	(31,566)
Other comprehensive loss:
Net change in unrealized gain on available-for-sale investments, net of taxes of $0	—	—	—	—	—	—	—	—	24	24

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(31,542)

Balance at December 31, 2001	—	—	19,897	20	127,070	(99)	(247)	(111,758)	—	14,986
Issuance of common stock upon exercise of employee stock options and stock purchase plans for cash	—	—	330	—	411	—	—	—	—	411
Reversal of deferred compensation due to employee terminations	—	—	—	—	(14)	—	14	—	—	—
Amortization of stock based compensation	—	—	—	—	—	—	168	—	—	168
Compensation expense related to modifications of options	—	—	—	—	117	—	—	—	—	117
Disposition of treasury stock—1/31/02 ESPP	—	—	110	—	—	99	—	—	—	99
Fair value of warrants to purchase Series A preferred stock	—	—	—	—	2,464	—	—	—	—	2,464
Issuance of Series A preferred stock, net of issuance costs of $786	9,036	11,752	—	—	—	—	—	—	—	11,752
Beneficial conversion	—	—	—	—	11,781	—	—	—	—	11,781
Net loss attributable to common stock holders;
Net loss	—	—	—	—	—	—	—	(5,021)	—	(5,021)
Deemed beneficial conversion of Series A preferred stock	—	—	—	—	—	—	—	(11,781)	—	(11,781)

Total net loss	—	—	—	—	—	—	—	—	—	(16,802)

Balance at December 31, 2002	9,036	11,752	20,337	20	141,829	—	(65)	(128,560)	—	24,976
Issuance of common stock upon exercise of employee stock options and stock purchase plans for cash	—	—	1,061	1	1,498	—	—	—	—	1,499
Axcelerant acquisition	—	—	9,232	9	56,596	—	—	—	—	56,605
Deferred stock-based compensation	—	—	—	—	—	—	(674)	—	—	(674)
Amortization of stock based compensation	—	—	—	—	—	—	95	—	—	95
Exercise of Series A preferred stock warrants and subsequent conversion into common stock	—	—	595	1	486	—	—	—	—	487
Conversion of Series A preferred stock into common stock	(6,017)	(7,825)	6,017	6	7,819	—	—	—	—	—
Net loss attributable to common stock holders:
Net loss	—	—	—	—	—	—	—	(1,856)	—	(1,856)

Balance at December 31, 2003	3,019	$3,927	37,242	$37	$208,228	$—	$(644)	$(130,416)	$—	$81,132

See accompanying notes

GRIC COMMUNICATIONS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net loss	$(31,566)	$(5,021)	$(1,856)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of property and equipment	3,200	2,441	926
Amortization of stock-based compensation	427	168	95
Amortization of intangibles	—	—	133
Loss on asset revaluation	183	—	—
Loss (gain) on disposal of assets	74	(354)	(116)
Accounts receivable allowances	1,592	144	(5)
Noncash portion of restructuring charge (benefit)	5,581	(429)	(79)
Noncash warrant expenses—preferred stock	15	1	—
Net changes in assets and liabilities:
Accounts receivable	833	(978)	(1,228)
Inventory	—	—	(7)
Prepaid expenses and other current assets	18	(105)	(5)
Other assets	(405)	58	32
Accounts payable	(4,511)	798	1,548
Accrued compensation and benefits	(807)	(1,097)	(267)
Deferred revenue	(928)	(162)	339
Other current liabilities	(189)	(69)	(197)
Current portion of lease payable	—	—	(13)
Other long-term liabilities	52	(22)	26

Net cash used in operating activities	(26,431)	(4,627)	(674)

Cash flows from investing activities:
Available-for-sale investments:
Purchases	(15,150)	(25,102)	(25,110)
Maturities	18,289	15,697	20,962
Proceeds from sales of fixed assets	448	372	117
Cash provided by business combination, net	—	—	1,412
Capital expenditures	(2,334)	(171)	(708)

Net cash (used in) provided by investing activities	1,253	(9,204)	(3,327)

Cash flows from financing activities:
Payments of debt and capital lease obligations	(686)	(419)	—
Proceeds from sales of common stock, net	664	528	1,986
Proceeds from sales of preferred stock, net of issuance costs	—	14,216	—
Proceeds from (purchases) sales of treasury stock	(99)	99	—

Net cash provided (used in) by financing activities	(121)	14,424	1,986

Net (decrease) increase in cash and cash equivalents	(25,299)	593	(2,015)
Cash and cash equivalents at beginning of year	29,320	4,021	7,314

Cash and cash equivalents at end of year	$4,021	$4,614	$5,299

Supplemental disclosures of cash flow information:
Income taxes paid	$26	$7	$31
Interest paid	114	34	—
Supplemental schedule of non-cash investing activities:
Stock and options issued in connection with acquisition	$—	$—	$56,605
Conversion of Series A preferred stock into common stock	—	—	7,825

See accompanying notes

GRIC COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

1. Description of Business

        GRIC provides secure managed broadband and remote access solutions to enterprises and service providers. GRIC's solutions enable enterprises to securely, reliably, and cost-effectively extend their corporate networks and applications to all of their mobile and remote workers outside the corporate firewall. This includes mobile professionals such as sales professionals, project managers, and engineers; teleworkers including call center agents; telecommuters; and employees in branch offices and retail settings. GRIC provides comprehensive and integrated managed broadband and global remote access solutions that include intelligent client software; multiple network access modes including broadband, Wi-Fi, and dial-up; security capabilities that ensure security policy compliance by remote workers; a real-time remote access management console; end-to-end managed and value-added services including managed security services as well as design, deployment, monitoring, and technical support. GRIC's products and services enable enterprises to reduce the cost, complexity and risk of remote office networking, while maximizing the productivity of mobile and remote workers.

        From its incorporation in 1994 until 1997, GRIC was both an Internet service provider in Northern California and an independent software developer for the Internet service provider community. In 1997, GRIC sold its local Internet service provider business. From late 1998 until January 2001, GRIC primarily provided Internet telephony services that were characterized by high revenues that generated low margins. In January 2001, GRIC ceased providing those services to focus on providing Internet-based mobile office communications services based on its clearinghouse and settlement capabilities to service providers and corporate enterprises globally. In December 2003, GRIC acquired Axcelerant, Inc., a privately-held provider of broadband Internet remote access services and managed security services.

        Since 1997, most of GRIC's revenue has come from providing settlement and clearing-house services for its customers. GRIC provides remote access services over a heterogeneous virtual network known as the GRIC TierOne Network. As of February 29, 2004, the GRIC TierOne Network included more than 35,000 Internet access dialing locations, 6,600 public wireless fidelity—or WiFi—hotspots and over 1,400 public broadband access points in approximately 150 countries. Through the acquisition of Axcelerant, GRIC added a virtual broadband cable modem and DSL network that spans the United States and Canada. This network is an aggregation of the networks of more than 150 broadband providers, including virtually all of the leading cable companies, ILECs and CLECs in the United States. By utilizing this network, GRIC is able to provide comprehensive coverage in the United States for enterprises requiring broadband branch office and broadband teleworker solutions. GRIC created the combined network by forming contractual relationships with over 500 Internet service providers, cable companies, DSL companies and telecommunication companies. These providers, whom GRIC refers to as the GRIC TierOne Network members, are able to share their communications networks. GRIC's customers benefit because the resulting network delivers secure mobile Internet access cost-effectively. GRIC's member providers benefit from the GRIC TierOne Network because GRIC manages this shared network and provides settlement services as a clearinghouse. As a clearinghouse, GRIC has established common technical, service and payment standards to settle charges that its customers incur when their end users access the network facilities of GRIC TierOne Network members to initiate Internet-based communications, such as Internet roaming. GRIC intends to continue developing its service offering to introduce new Internet-based remote communications services that may be adopted, deployed and managed on a global scale across the GRIC TierOne Network.

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

        Foreign Currency Remeasurement.    The Company considers the functional currency of its foreign subsidiaries to be the U.S. dollar. Adjustments resulting from the process of remeasurement into U.S. dollars of the foreign currency financial statements of the Company's foreign subsidiaries are included in operations and have not been material.

        Cash Equivalents.    Cash equivalents consist of certificates of deposits, money market funds and commercial paper with maturities of 90 days or less at the date of purchase. Cash and cash equivalents are carried at cost that approximates market value.

        Short-term Investments.    The Company's policy is to invest in various short-term instruments with investment grade credit ratings. All of the Company's Investments are classified as available-for-sale, and the Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity date may be one year or more past the current balance sheet date. Investments with maturities greater than one year are considered short-term and they are classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115").

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

        Inventories.    Inventories consist of finished goods and are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

        Property and Equipment.    Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the respective assets, generally over the lease term or two to three years.

        As part of the Company's review of its property and equipment during the three months ended June 30, 2003, certain matters were identified related to prior financial reporting periods that required the recording of a net reduction in operating expenses. The Company quantified the amounts associated with certain property and equipment for which excess depreciation charges had been recorded against certain property and equipment in prior periods. The Company also identified certain leasehold improvements that were abandoned in previous periods but remained on its financial statements. Accordingly, during the three months ended June 30, 2003 and the year ended December 31, 2003, the Company recorded a net reduction to operating expenses of $217,000 resulting from reduced accumulated depreciation and depreciation expense of approximately $302,000, partially offset by an impairment charge to property and equipment of approximately $85,000 that was applied against the restructuring benefit. These amounts are not material to the periods in which they should have been recorded and the adjustment is not material to the Company's consolidated operating results for the year ending December 31, 2003.

        Impairment of Long-Lived Assets and Intangible Assets.    The Company evaluates the carrying amount of its long-lived assets and other intangible assets, when events or changes in business circumstances have occurred, which indicate the carrying amount of such assets may not be fully realizable. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. If the Company determines these assets have been impaired, the impairment charge is recorded based on a comparison of the net book value of the assets and the fair value. The fair value of the assets is determined by either discounted future cash flows resulting from the use of the assets over their average remaining useful lives or specific appraisal. At the time of our June 2002 restructuring, there were certain assets considered to be impaired, and as a result, these were written off and reflected in the June restructuring charges.

        Goodwill.    Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable assets acquired and liabilities assumed. The Company does not amortize goodwill, but tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable.

        Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition or loss of key personnel. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in net earnings (loss). Goodwill was not considered impaired as of December 31, 2003.

        Intangible Assets.    Intangible assets consist of customer relationships and internal use software. Intangible assets are amortized on a straight-line method basis over the estimated useful lives ranging from 1 to 5 years. Intangible assets were not considered impaired as of December 31, 2003.

        Revenue Recognition.    Revenues are recognized when a binding agreement or purchase order from the customer has been received, the services have been delivered, the fee or price was fixed or determinable, the collection of the receivable was reasonably assured, and no significant post-delivery obligations remained. The Company derives revenues primarily from remote Internet access services to customers through its virtual network. These services are generally billed on a per-minute basis for usage or at a flat rate per month per user based on negotiated rates. The Company has some customers with minimum commitment arrangements, which are recognized as revenue in the month it has been determined that the minimum commitments have not been achieved. To a lesser extent, the Company derives revenues from licenses of its authentication software, related maintenance and support services, and other optional services related to its GRIC MobileOffice offering, all of which are recognized ratably over the term of services. Revenues associated with these other services amounted to five percent or less of total revenues over the last three years. Revenues were also derived from Internet telephony services until January 2001.

        The Company records estimated allowances against revenues in the same period the revenues are recorded. These estimated allowances are based upon historical analysis of our credit memo data and other known factors for pricing and transaction volume disputes that arise in the normal course of business. To date, allowances pertaining to our current business have not been significant.

        Beginning in December 2003, with the acquisition of Axcelerant, Inc., the Company began providing monthly security and support services, monthly connectivity services, installation services and the sale of customer premise equipment related to broadband Internet remote access services and managed security services. Revenues from these monthly connectivity services are recognized as earned and amounts billed in advance are recorded to deferred revenue if collected. Revenues from security and support services are recognized in the month the service is provided. Revenues generated from maintenance contracts and other long-term agreements are recognized over the life of those contracts. The majority of the maintenance contracts cover periods of one to twelve months. Revenues from installation services and the sale of equipment are recognized ratably over a 24-month period, the expected term of the user relationship. The Company treats the incremental direct costs of installation services (which consist primarily of customer premise equipment and installation and service activation fees paid to broadband providers and telecommunications companies) as deferred charges in amounts that do not exceed the upfront fees that are deferred. The deferred incremental direct costs of installation services are amortized to cost of revenues ratably over 24 months.

        Upon the acquisition of Axcelerant, the Company applied the provisions of the Security and Exchange Commissions' Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB No. 104") in determining the appropriate treatment of its new broadband Internet remote access services. Additionally, in connection with the acquisition of Axcelerant, the Company applied the provisions of the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent ("EITF 99-19") in recognizing certain connectivity revenues generated under agency agreements on a net basis.

        From time to time, the Company's customers, including significant customers, may seek protection under bankruptcy laws. When this occurs, the Company determines its risk that an account receivable will prove to be uncollectible, and establishes appropriate reserves for that contingency as necessary. In addition, for each continuing customer in bankruptcy, the Company evaluates the creditworthiness of the customer and determines whether revenue should be recognized on an accrual basis or when cash payments are received. When revenue is recorded on an accrual basis, the Company has based its judgment on the creditworthiness of the debtor-in-possession, its payment experience, and whether the collectability of receivables is reasonably assured, in addition to other revenue recognition criteria having been met. The Company's revenues include revenues from WorldCom/UUNET, a customer who accounted for more than 10% of the Company's total consolidated revenues for the year ended December 31, 2002 and who filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. WorldCom/UUNET continues to generate business for the Company and, although they have not yet emerged from bankruptcy, the Company continues to recognize revenues from this customer on an accrual basis based on its revenue recognition criteria. To date all amounts owed by WorldCom/UUNET to the Company for services rendered subsequent to its Chapter 11 filing have been paid in accordance with the terms of the Company's agreement with this customer. The Company's revenues also include revenues from Cable & Wireless USA, a customer who accounted for less than 4% of the Company's total consolidated revenues for the year ended December 31, 2003 and who filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. This customer ceased doing business in the United States in December 2003. To date all amounts owed to the Company by this customer for services rendered subsequent to its Chapter 11 have been paid.

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

        Research and Development.    Research and development costs are expensed as incurred until technological feasibility has been established. To date, the software developed by the Company has generally been available for general release concurrent with the establishment of technological feasibility and, accordingly, no software development costs have been capitalized.

        Advertising Expenses.    Advertising expenditures are charged to expense as incurred and were $1.4 million, $761,000 and $1.3 million in 2001, 2002 and 2003, respectively.

        Stock-based Compensation.    The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), using an intrinsic value approach to measure compensation expense, if any. Appropriate disclosures using a fair-value based method, as provided by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), are also reflected in the accompanying notes to the consolidated financial statements. Options issued to non-employees are accounted for in accordance with SFAS 123 using a fair value approach. See note 4 of the notes to consolidated financial statements and further discussions regarding stockholders' equity in note 10 of the notes to consolidated financial statements.

        Restructuring Expenses and Related Accruals.    From time to time the Company has restructured its operations. The Company's restructuring activities in 2001 and 2002 were accounted for in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." Estimated restructuring expenses have included severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. Given the significance of, and timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. The Company's restructuring expenses involved significant estimates made by management using the best information available at the time that the estimates were made, some of which were based upon information provided by third parties. The Company continually evaluates the adequacy of the remaining liabilities under its restructuring initiatives. Although the Company believes that these estimates accurately reflect the costs of its restructuring plans, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions.

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

        Weighted-average options outstanding to purchase approximately 522,000, 742,000 and 3.1 million shares of common stock for 2001, 2002 and 2003, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. The increase in weighted-average options outstanding in 2003 was primarily due to the grant of new options to the Company's employees and assumption of options held by former Axcelerant employees in connection with the Company's acquisition of Axcelerant. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

        Indemnifications.    The Company from time to time enters into types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's assets; (ii) real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company's use of the applicable premises; (iii) agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship; and (iv) agreements with customers and resellers, under which the Company may provide customary indemnifications against claims that its products and services infringe certain copyrights, patents or trademarks, or incorporate misappropriated trade secrets.

        The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated, except for indemnifications involving infringement of third party intellectual property rights. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as December 31, 2003.

        Reclassifications.    To conform to the 2003 presentation, $2.7 million previously reported on the 2002 consolidated balance sheet as cash equivalents has been reclassified by the Company and is now included in short-term investments on the 2002 consolidated balance sheet.

        Recent Accounting Pronouncements.    In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after March 31, 2004. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has adopted the provisions of FIN 46 and as of December 31, 2003, there were no entities identified that would require consolidation.

        In March 2003, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Elements," which addresses certain aspects of accounting for arrangements that include multiple products or services. Specifically, this issue addresses: (1) how to determine whether an arrangement that contains multiple products or services contains more than one unit of accounting, and (2) how the arrangement consideration should be measured and allocated. Accordingly, the adoption of EITF No. 00-21 may impact the timing of revenue recognition as well as allocation between products and services. EITF No. 00-21 is applicable for transactions entered into in fiscal periods beginning after June 15, 2003. The Company has adopted the guidance provided by EITF No. 00-21 and it did not have a material impact on its consolidated financial position or results of operations.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and

Equity." This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company has adopted each of the provisions of SFAS 150 and it did not have a material impact on its consolidated financial position or results of operations.

Fair Value of Financial Instruments

        The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. The fair value for our investments in marketable debt and equity securities is estimated based on quoted market prices. The carrying value of those securities, as of each period presented approximates their fair value.

3. Business Combination

        On December 1, 2003, the Company completed its acquisition of Axcelerant, Inc., a privately held provider of broadband Internet remote access services and managed security services. The Company acquired Axcelerant to extend their service offerings, enhance retention of existing customers and improve their ability to obtain new enterprise customers. The purchase price was $58.6 million and the transaction was accounted for as a purchase. The Company attributed particular value to Axcelerant's leadership in the growing market for managed secure broadband services, its expertise in selling and providing these services to enterprise customers with large numbers of branch offices and teleworkers, and its reputation for excellence in service delivery. The Company issued 9.2 million shares of common stock with a fair value of $53.2 million for all of the outstanding stock of Axcelerant, Inc. The common stock issued in the acquisition was valued using the average closing price of the Company's common stock for the five-day average surrounding August 13, 2003, the transaction announcement date, which was $5.76 per share. The total purchase price also includes estimated direct costs associated with the transaction totaling $2.0 million.

        The Company also assumed all of the outstanding stock options of Axcelerant, Inc., which were converted into options to purchase approximately 597,000 shares of the Company's common stock. The fair value of the stock options assumed and issued in connection with the transaction was $3.4 million. The options were valued using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 176%, expected contract lives of seven to ten years, and a risk-free interest rate of 2.95%.

        The purchase price is not final and may be adjusted for a period of one year from the transaction close date based on higher than expected acquisition costs or unforeseen liabilities. A total of approximately 1.5 million shares of the total consideration that was to be delivered to Axcelerant's stockholders as a result of the acquisition has been set aside as an escrow fund, serving as collateral for the indemnification obligations of Axcelerant stockholders. The Company may make claims against the escrow fund through December 1, 2004.

        The results of operations of Axcelerant have been included in the Company's financial statements subsequent to the date of acquisition.

        Under the purchase method of accounting, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. The fair values assigned to the intangible assets acquired are based on estimates and assumptions provided and other information compiled by management., including independent valuations, prepared by independent valuation specialists, that utilize established valuation techniques appropriate for the high technology industry.

        A summary of the total purchase price is as follows (in thousands):

Common stock	$53,178
Outstanding Axcelerant, Inc. stock options	3,427
Direct costs of the acquisition	2,000

Total purchase price	$58,605

        The total purchase price has been allocated as follows (in thousands):

Cash and cash equivalents	$3,115
Accounts receivable, net	2,235
Property and equipment, net	484
Other assets and liabilities, net	(990)
Accounts payable	(1,193)

Net tangible assets acquired	3,651

Customer Relationships	7,500
Internal use software	100

Intangible assets acquired	7,600

Goodwill	46,680
Deferred stock compensation on unvested stock options	674

Total purchase price	$58,605

        In accordance with SFAS 142, "Goodwill and Other Intangible Assets," goodwill will not be amortized, but instead will be reviewed periodically for impairment. The goodwill is not expected to be deductible for tax purposes under Section 197 of the Internal Revenue Code.

Purchased Intangible assets

        Of the total purchase price, $7.6 million was allocated to intangible assets relating to customer relationships and internal use software. The Company will amortize the customer relationship intangible asset on a straight-line basis over an average estimated life of five years. For the year ended December 31, 2003, $125,000 was amortized.

        The Company will amortize the internal use software on a straight-line basis over an estimated life of one year. For the year ended December 31, 2003, $8,000 was amortized.

        The aggregate estimated amortization expense through December 31, 2008 is as follows (in thousands):

Amortization
2004	$1,592
2005	1,500
2006	1,500
2007	1,500
2008	1,375

$7,467

Deferred stock compensation

        The intrinsic value of unvested stock options assumed of approximately $674,000 have been allocated to deferred stock compensation and is being amortized to expense on a straight-line basis over the vesting period. The Company assumed options from Axcelerant to purchase a total of approximately 597,000 shares of the Company's common stock, of which approximately 462,000 were fully vested. Options assumed in connection with the acquisition had exercise prices between $0.02 and $5.05 per share, with a weighted average exercise price of $1.32 per share and a weighted average remaining vesting period of approximately 2.5 years.

Pro forma results

        The following unaudited pro forma financial information presents the combined results of operations of GRIC and Axcelerant as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information for 2003 was derived from GRIC's audited statement of operations for the year ended December 31, 2003 and Axcelerant's unaudited statement of operations for the period January 1, 2003 to December 1, 2003 (the date the acquisition was completed).

        The unaudited pro forma basic and diluted net loss per share computations are based upon the weighted average of outstanding common stock of GRIC during the periods presented, plus the number of shares of GRIC common stock issued to complete the acquisition as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition that GRIC would have reported had the acquisition been completed as of the dates presented and should not be taken as representative of the future consolidated results of operations.

        Unaudited pro forma financial information is as follows (in thousands, except per share amounts):

	Year Ended
	2002	2003
Revenues	$50,732	$59,424
Net loss applicable to common stockholders	$(21,891)	$(5,810)
Basic and diluted net loss per share applicable to common stockholders	$(0.75)	$(0.18)

4. Stock-Based Compensation

        Stock-Based Compensation.    As permitted under SFAS No. 123, the Company has elected to continue to follow APB No. 25 and related Interpretations in accounting for its stock-based awards to employees. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS No. 148 in the year ended December 31, 2002.

        The fair value of stock options granted in 2001, 2002 and 2003 were estimated at the date of grant assuming no expected dividends and the following weighted average assumptions.

	Stock Options
	2001	2002	2003
Expected life (years)	3.0	2.8	2.8
Expected stock price volatility	1.5	1.0	1.6
Risk-free interest rate	4.36%	4.26%	2.66%
	Stock Purchase
	2001	2002	2003
Expected life (years)	0.5	0.5	0.5
Expected stock price volatility	1.5	1.2	1.5
Risk-free interest rate	4.18%	2.78%	3.25%

        For purposes of pro forma disclosures, the estimated fair value of stock-based awards is amortized against pro forma net income over the stock-based awards' vesting period for options and over the offering period for stock purchases under the Purchase Plan.

        The Company's pro forma information is as follows:

	2001	2002	2003
	(in thousands, except per share amounts)
Net loss attributable to common stockholders as reported	$(31,566)	$(16,802)	$(1,856)
Add: Amortization of stock compensation measured under APB 25	427	168	95
Less: Stock-based compensation expense measured under FAS 123	(6,809)	(4,510)	(5,713)

Pro forma net loss	$(37,948)	$(21,144)	$(7,474)

Basic and diluted net loss per share	$(1.59)	$(0.84)	$(0.08)

Pro forma basic and diluted net loss per share	$(1.91)	$(1.05)	$(0.31)

        Calculated under SFAS No. 123, the weighted-average fair values of the employee stock options granted during 2001, 2002 and 2003 were, $0.97, $0.85 and $2.74, respectively. The weighted-average estimated fair value of shares purchased under the Purchase Plan during 2001, 2002 and 2003 were $1.35, $0.61 and $0.84 per share, respectively.

5. Investments

        The following is a summary of the Company's investments.

	December 31,
	2002	2003
	(in thousands)
Money market funds	$1,746	$548
Floating rate municipal bonds	18,465	19,913

Total cash equivalents and short-term investments	20,211	20,461
Less cash equivalents	(1,746)	(548)

Total short-term investments	$18,465	$19,913

        The above amounts are stated at fair value that approximate cost. There were no realized gains or losses from sale of available-for-sale securities for the years ended December 31, 2001, 2002 and 2003.

        The carrying value of investments by contractual maturity at December 31, 2002 and 2003 were as follows:

	December 31,
	2002	2003
	(in thousands)
Due after 8 years	$18,465	$19,913

Total	$18,465	$19,913

        The investments that have contractual maturity dates of from 8 to 37 years and are classified as short term are market auction rate municipal bonds. Market auction rate municipal bonds are municipal bonds with a dividend rate determined periodically. These instruments reset every 28 or 35 days and it is the Company's intention to have them reset every 28 or 35 days. In accordance with SFAS 115 and Accounting Research Bulletin No. 43, current assets include marketable securities representing the investment of cash available for current operations. This investment of cash in market auction rate municipal bonds is intended to be used for current operations and is therefore classified as short term.

6. Property and Equipment and Intangible Assets

  Property and Equipment

        Property and equipment comprised the following:

	December 31,
	2002	2003
	(in thousands)
Computer hardware	$6,721	$7,843
Software	3,591	4,241
Office furniture and equipment	1,128	1,726
Leasehold improvements	465	418

	11,905	14,228
Less accumulated depreciation and amortization	(10,127)	(12,219)

Total	$1,778	$2,009

  Purchased Intangible Assets

        Purchased intangible assets are carried at cost less accumulated amortization. Amortization of purchased intangible assets is computed using the straight-line method over their expected useful lives ranging from one to five years.

        Purchased intangible assets consisted of the following (in thousands):

	December 31,
	2002	2003
Customer relationships	$—	$7,500
Internal use software	—	100

	—	7,600
Less accumulated amortization	—	(133)

Total	$—	$7,467

  Other Intangible Assets

        The Company entered into an agreement with a wireless service provider during 2001 for the exchange of services, which resulted in a prepayment for future wireless services and the obligation by the Company to provide future Internet roaming services. The assessed value of these wireless services had been included in prepaid expenses and other current assets and in other assets in the amounts of $200,000 and $349,000, respectively. During September 2003, because these assets had not yet been utilized, the Company and the provider amended the underlying agreement to modify the scope of their business relationship and extend the term of the agreement until September 2006, thus permitting the Company to utilize the assets during the extended term. As a result of this amended agreement, the Company entered into a nonmonetary transaction for the exchange of prepaid wireless services for prepaid roaming services and wireless cards. Because this nonmonetary transaction did not represent a culmination of an earnings process, no revenues or expenses have been, or will be recorded by the Company pursuant to this transaction. In addition, there was no indicated loss on this exchange of services. As of December 31, 2003, there was $549,000 of the asset remaining to be utilized, which the Company believes will be utilized over the period of the agreement.

7. Commitments and Contingencies

  Lease Commitments

        The Company leases all of its facilities under operating leases that expire at various dates through 2008. The future minimum operating lease commitments were as follows at December 31, 2003 (in thousands):

Operating Leases
2004	$1,590
2005	730
2006	537
2007	541
2008	90
Thereafter	0

$3,488

        Rent expense charged to operations totaled approximately $1.3 million, $1.7 million and $1.1 million for 2001, 2002 and 2003, respectively. The Company's operating lease for its worldwide headquarters in Milpitas, California was renewed in 2003 and the new five-year lease renewal term ends on February 28, 2008. The Company also has an operating lease for its Irvine, California facility, which term expires on March 31, 2005. The amounts of future lease commitment resulting from these two leases are included in future minimum operating lease commitments above.

  Purchase Commitments

        The Company has entered into certain purchase commitments from suppliers who provide network access, software and related services that are utilized by the Company in order to deliver its mobile office communications products and services. The annual purchase commitments were as follows at December 31, 2003:

Purchases
2004	$537
2005	294

$831

  Legal Matters

        The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on its financial condition, results of operations, or cash flows.

        In July and August 2001, the Company and certain of its officers were named as defendants in five purported securities class action lawsuits filed in the United States District Court, Southern District of New York, captioned as In re GRIC Communications, Inc. Initial Public Offering Securities Litigation, No. 01 Civ 6771 (SAS), and consolidated with more than three hundred substantially identical proceedings as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). The Consolidated Amended Class Action Complaint for Violation of the Federal Securities Laws ("Consolidated Complaint") was filed on or about April 19, 2002, and alleges claims against certain of the Company's officers and against CIBC World Markets Corp., Prudential Securities Incorporated, DB Alex. Brown, as successor to Deutsche Bank, and U.S. Bancorp Piper Jaffray Inc., underwriters of the Company's December 14, 1999 initial public offering ("underwriter defendants"), under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended.

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

        From September 2002 through June 2003, the Company participated in settlement negotiations with a committee of Issuers' litigation counsel, plaintiffs' executive committee and representatives of various insurance companies (the "Insurers"). The Company's Insurers were actively involved in the settlement negotiations, and strongly supported a settlement proposal presented to the Company for consideration in early June 2003. The settlement proposed by the plaintiffs would be paid for by the Insurers and would dispose of all remaining claims against the Company.

        After careful consideration, the Company has decided to approve the settlement proposal in July 2003. Although the Company believes that plaintiffs' claims are without merit, it has decided to accept the settlement proposal (which does not admit wrongdoing) to avoid the cost and distraction of continued litigation. Because the settlement will be funded entirely by its Insurers, the Company does not believe that the settlement will have any effect on the Company's financial condition, results or operations or cash flows.

        The Company believes that the settlement will be presented to the Court for approval in the summer or fall of 2004. There can be no guarantee that the settlement will be judicially approved.

8. Restructuring Events

        June 2002 Restructuring.    In June 2002, the Company undertook a strategic restructuring to streamline its operations in order to help reduce operating expenses. The provision and associated charges against the provision for the June 2002 restructuring through the year ended December 31, 2002, and the year ended December 31, 2003, are as follows:

	Employee Severance Costs	Termination of Lease and Other Obligations	Loss on Disposition and Retirement of Fixed Assets	Total
	(in thousands)
Provision recorded in the quarter ended June 30, 2002	$964	$169	$43	$1,176
Non-cash charges	—	—	(43)	(43)
Cash payments	(444)	(101)	—	(545)
Accrual reversals	(191)	(68)	—	(259)

Accruals at December 31, 2002	329	—	—	329
Non-cash charges	—	—	—	—
Cash payments	(165)	—	—	(165)
Accrual reversals	(164)	—	—	(164)

Accruals at December 31, 2003	$—	$—	$—	$—

        In connection with the June 2002 restructuring, the Company incurred a total charge to operations of $1.2 million.

        Restructuring-related involuntary employee severance costs resulted in a charge of $964,000, pertaining to the estimated termination payout to employees worldwide. A total of 16 employees were terminated as part of these cost cutting measures. During the year ended December 31, 2002, the Company recorded noncash restructure benefits from restructuring-related involuntary employee severance costs of $191,000, as a result of final settlements that were less than the amount of previously reserved obligations. During the year ended December 31, 2003, the Company recorded noncash-

restructuring benefits from restructuring-related involuntary employee severance costs of $164,000, as a result of final settlements that were less than the amount of previously recorded obligations. As of December 31, 2003, the Company has no remaining restructuring accrual.

        The termination of lease and other obligations resulted in a charge of $169,000. During the year ended December 31, 2002, the Company recorded noncash-restructuring benefits from lease and other obligations of $68,000, as a result of final settlements that were less than the amount of previously recorded obligations. As of December 31, 2003, the Company had no further lease and other obligations pertaining to the June restructuring.

        The loss on disposition and write-off of assets totaled $43,000. This loss was primarily the result of retirement or impairment of property and equipment due to the closure of a facility.

        The total restructuring benefit of $79,000 for the year ended December 31, 2003 reflects the reversal of the restructuring-related employee severance costs of $164,000, offset by an $85,000 non-cash asset impairment charge recorded and discharged in 2003 for certain leasehold improvements that were abandoned as part of restructuring activities in previous periods.

        January 2001 Restructuring.    In January 2001, the Company undertook a strategic restructuring and decided to cease providing its Internet telephony settlement services, based on an analysis of the operating expenses required to support these services and the low gross margins associated with them, and on the Company's expectation that continued Internet telephony operations would require additional cash infusions to the business. As of December 31, 2003, there were no remaining accruals from any of the Company's strategic restructuring events.

        The total restructuring charge of $369,000 for the year ended December 31, 2002 reflects a charge to operations of approximately $1.2 million related to the June 2002 restructuring, which was partially offset by noncash benefits of $259,000 from the elimination of the June 2002 restructuring accruals, due to final paid settlements that were less than previously estimated obligations. In addition, the restructuring charge was partially offset by an unexpected gain of approximately $335,000 on Internet telephony assets that were previously written-off during the restructuring in January 2001 and by noncash benefits of $213,000 from the elimination of the January 2001 restructuring accruals, due to final paid settlements that were less than previously estimated obligations. As of December 31, 2002, there was $9,000 remaining in the restructuring accrual related to the January 2001 restructuring.

9. Income Taxes

        The provision for income taxes consists of foreign income and withholding taxes of approximately $107,000, $39,000 and $51,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

        The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (34%) to income before taxes is as follows:

	December 31,
	2001	2002	2003
	(in thousands)
Tax at federal statutory rate	$(11,011)	$(1,694)	$(614)
Unutilized net operating losses	11,011	1,694	614
Foreign tax	107	39	51

Total	$107	$39	$51

        Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2001	2002	2003
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$36,400	$37,309	$43,949
Tax credit carryforwards	1,530	1,740	1,763
Accruals and reserves not currently deductible	1,770	448	477
Fixed assets and intangibles	—	1,023	857

Total deferred tax assets	39,700	40,520	47,046
Valuation allowance	(39,700)	(40,520)	(44,072)

Deferred tax assets net of valuation allowance	—	—	2,974
Deferred tax liabilities:
Acquired intangible	—	—	(2,974)

Net deferred tax liabilities	$—	$—	$—

        SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

        The valuation allowance increased by $3.6 million during the year ended December 31, 2003, primarily as a result of continued operating losses. The tax benefits associated with employee stock options provide a deferred benefit of approximately $3.0 million, which has been offset by the valuation allowance. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital when realized.

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

        As of December 31, 2003, the Company has net operating loss carryforwards for federal tax purposes of approximately $122 million, which expire in years 2009 through 2023. The Company also has net operating loss carryforwards for state tax purposes of approximately $43 million, which expire in years 2004 through 2013. The Company has federal research and development tax credits of approximately $1 million, which expire in years 2009 through 2023, and state research and development tax credits of approximately $1 million, which carry forward indefinitely.

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

10. Stockholders' Equity

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

        Total warrant coverage to purchase Series A Preferred Stock represents 25% of the preferred stock purchased, with 10% of the warrants exercisable at $1.66 and 15% exercisable at $2.49. The warrants are exercisable at any time within five years after the closing. The intrinsic value assigned to the warrants amounted to approximately $2.5 million and is reflected in Additional Paid In Capital on the balance sheet. As of December 31, 2003, warrants had been exercised on a net basis as to 527,107 shares of Series A Preferred Stock and simultaneously converted into 369,210 shares of common stock. In addition, warrants had been exercised on a cash basis as to 225,903 shares of Series A Preferred Stock and simultaneously converted into an equal number of shares of common stock, resulting in aggregate proceeds to the Company of approximately $487,000. In addition, as of December 31, 2003, a total of 6,016,844 shares of Series A Preferred Stock had been converted into an equal number of shares of the Company's common stock. No Series A Preferred Stock warrants were exercised and no Series A Preferred Stock were converted into shares of common stock during the year ended December 31, 2002.

        The Series A Preferred Stock contained a beneficial conversion feature that required separate accounting recognition in the second quarter of 2002.

        EITF Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," requires that a portion of the proceeds equal to the intrinsic value (and not the fair value) of the conversion option be allocated to additional paid-in capital. This results in a discount on the convertible instrument that is recognized as a return to the preferred shareholders (similar to a dividend) over the period in which the preferred shareholders can realize the return (which is immediately). In accordance with EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the discount is calculated at the commitment date as the difference between the conversion price of each preferred share and the fair value of each share of the common stock into which the preferred stock is convertible, multiplied by the number of shares into which the security is convertible.

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

        Preferred Stock.    As of December 31, 2002 and 2003, the Company had 5.0 million shares of preferred stock authorized at a par value of $0.001 per share. In accordance with the terms of the certificate of incorporation, the Board of Directors is authorized to provide for the issuance of one or more series of preferred stock, including increases or decreases to the series. The Board of Directors has the authority to set the rights, preferences and terms of such shares. As of December 31, 2002 and 2003, no shares of preferred stock were issued and outstanding.

        Convertible Preferred Stock Warrants.    In connection with the granting of certain short-term loans it entered into in 1998, the Company issued fully exercisable warrants to purchase 17,724 shares of Series D convertible preferred stock at $11.20 per share and 1,785 shares of Series D convertible preferred stock at $7.00 per share. Effective upon completion of the Company's initial public offering in December 1999, each unexercised warrant was converted into a warrant to purchase an equal number of shares of the Company's common stock. The warrants expired, without being exercised, as to 17,724 shares in November 2003 and 1,785 shares in December 2003. The warrants were valued utilizing the Black-Scholes option pricing model, and resulted in a fair market value of $9.30 per share utilizing a volatility factor of 1.02, interest rate of 5.18% and expected life of 4 years.

        Amortization expense in connection with the warrants was approximately $15,000 and $1,000 in 2001 and 2002, respectively. No amortization expense was recorded in connection with the warrants in 2003 as the value of the warrants was fully amortized during 2002.

        Common Stock Warrants.    In connection with entering into a roaming agreement with a certain customer, the Company issued a warrant for the purchase of approximately 103,000 shares of the Company's common stock at $7.00 per share. The warrant expired, without being exercised, on November 12, 2003. The warrant was valued utilizing the Black-Scholes option-pricing model. The fair value of the warrant was amortized over the life of the roaming agreement entered into with the customer and was fully amortized as of December 31, 2000.

        Increase in Authorized Number of Common Stock.    At the Company's special meeting of stockholders held on November 25, 2003, the stockholders approved an amendment to the Company's Second Amended and Restated Certificate of Incorporation, to increase the authorized number of shares of the Company's common stock from 50,000,000 shares, $0.001 par value per share, to 100,000,000 shares, $0.001 par value per share.

        Reservation and Issuance of Common Stock in Connection with Acquisition of Axcelerant.    On December 1, 2003, the Company announced that it had completed its acquisition of Axcelerant, with Axcelerant continuing as a wholly-owned subsidiary of the Company (the "Merger"), pursuant to the Agreement and Plan of Reorganization (the "Merger Agreement"), dated as of August 12, 2003, by and among the Company, Axcelerant and Amber Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company. The Merger was approved by the Company's stockholders and Axcelerant's stockholders at meetings held on November 25, 2003. As a result of the Merger, holders of Axcelerant common stock, Series A preferred stock and Series B preferred stock received 0.4436 shares, 0.4436 shares and 0.5766 shares of the Company's common stock, respectively, for each corresponding share of Axcelerant stock that they owned, or a total of approximately 9.2 million shares of the Company's common stock for all outstanding shares of Axcelerant capital stock. The Company also assumed all outstanding Axcelerant stock options, and reserved an aggregate of approximately 597,000 shares of the Company's common stock for issuance upon exercise of these options. The Merger is intended to qualify as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended.

        Stock Option Plans.    Under the 1999 Equity Incentive Plan (the "Equity Plan") the Company initially reserved 4.5 million shares for issuance under the Equity Plan. Each year, the aggregate number of shares reserved for issuance under the Equity Plan has automatically increased by a number of shares equal to 5% of the Company's outstanding shares at the end of the preceding year. As of December 31, 2003, the aggregate cumulative number of shares reserved for issuance was 8.1 million shares, which included approximately 597,000 shares reserved for issuance upon exercise of Axcelerant options assumed in the Merger. The Equity Plan provides for the granting of incentive stock options to employees and nonqualified stock options to employees, officers, consultants, directors, independent contractors and advisors. Under the Equity Plan, the Board of Directors determines the term of each award and the award price. In the case of incentive stock options, the exercise price may be established at an amount no less than the fair market value at the date of grant, while non-statutory stock options may have exercise prices not less than 85% of the fair market value as of the date of grant. The exercise price of incentive stock option granted to a 10% shareholder will not be less than 110% of the fair market value of the shares on the date of grant. Options granted under the Equity Plan for new employees generally vest with respect to 20% of the shares ten months after the employee's hire date and the remainder vesting ratably over the following forty months and options expire no later than ten years from the date of grant.

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

        In connection with its acquisition of Axcelerant in December 2003, the Company assumed all of the outstanding Axcelerant stock options under the Axcelerant 2001 Stock Incentive Plan (the "Axcelerant Plan"), which were converted into options to purchase approximately 597,000 shares of the Company's common stock. The stock options have terms of ten years and generally vest over a four-year period. These options were assumed at prices between $0.02 and $5.05 per share, with a weighted average exercise price of $1.32 per share. All stock options assumed were exercisable and approximately 462,000 of the stock options assumed were vested. No further stock options can be granted under the Axcelerant Plan.

        Employee Stock Purchase Plan.    Under the 1999 Employee Stock Purchase Plan (the "Purchase Plan") the Company initially reserved 500,000 shares of the Company's common stock for issuance under the Purchase Plan. The plan was adopted effective at the time of the initial public offering. Each year, the aggregate number of shares reserved for issuance under this plan will automatically increase by a number of shares equal to 1% of the Company's outstanding shares at the end of preceding year. As of December 31, 2003, the aggregate cumulative number of shares reserved for issuance was approximately 1.1 million shares. Under the Company's Purchase Plan, qualified employees can elect to have between 2 and 15 percent of their annual earnings withheld, subject to maximum purchase limitations, to purchase the Company's common stock at the end of six-month enrollment periods. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the twenty-four month offering period or at the end of each six-month purchase period.

        Stock Options.    Stock option activity under the Plans for the three years ended December 31, 2003 is summarized below:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
	(in thousands)	(in thousands)
Outstanding at December 31, 2000	3,315	3,526	$11.80
Authorized	980	—
Granted	(2,243)	2,243	$1.22
Exercised	—	(55)	$1.49
Cancelled	1,700	(1,700)	$7.40
Repurchased	6	—

Outstanding at December 31, 2001	3,758	4,014	$7.89
Authorized	995	—
Granted	(2,017)	2,017	$1.45
Exercised	—	(199)	$1.19
Cancelled	832	(832)	$5.49

Outstanding at December 31, 2002	3,568	5,000	$5.96
Authorized	1,613	—
Granted	(2,866)	2,866	$3.35
Exercised	—	(690)	$1.62
Cancelled	537	(537)	$3.62
Assumption of Axcelerant Plan options	(597)	597	$2.92

Outstanding at December 31, 2003	2,255	7,236	$5.13

        The following tables summarize information about options outstanding and exercisable under the Company's various option plans at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)	(years)	(in thousands)
$0.23-$1.25	1,463	7.48	$1.00	1,024	$1.00
$1.30-$1.80	1,618	8.55	$1.52	1,134	$1.53
$1.82-$2.46	1,861	9.06	$2.37	881	$2.40
$2.58-$7.00	1,517	8.53	$5.20	507	$5.10
$7.05-$56.25	777	6.28	$26.88	717	$27.25

Total	7,236	8.21	$5.13	4,263	$6.33

        In connection with stock options granted by the Company through December 14, 1999, the Company recorded deferred compensation of approximately $1.8 million, which equals the aggregate differences between the exercise prices of the options at their dates of grant and the deemed value for accounting purposes of the common stock subject to these options. Such amount is included as a reduction of stockholders equity and is being amortized on a straight-line basis over the option vesting periods, which are generally four years. Additionally, in connection with the acquisition of Axcelerant the Company recorded the intrinsic value of unvested stock options assumed of approximately $674,000, which has been allocated to deferred stock compensation. Such amount is included as a reduction of stockholders' equity and is being amortized on a straight-line basis over the option vesting periods, which are generally four years. The Company recorded compensation expense of $427,000, $168,000 and $95,000 in 2001, 2002 and 2003, respectively.

        At December 31, 2003, the Company had reserved shares of common stock for potential future issuance consisting of approximately 2.4 million shares upon exercises of Series A Preferred Stock warrants, approximately 9.5 million shares for exercises under the Equity Plan and 22 shares under the Purchase Plan.

11. Stock Repurchase Program

        In September 2001, the Board of Directors approved a program to expend up to $2.0 million to repurchase shares of the Company's common stock in open market transactions. The Company purchased 110,000 shares for approximately $99,000 during 2001. Although the program approval remains in effect, the Company repurchased no additional shares in 2002 or 2003.

12. Segment Information

        The Company operates solely in one segment, providing a global network for corporate enterprises with mobile and remote workforces and for the Company's service provider resellers and value-added resellers.

        The following is a summary of revenue and long-lived assets by geographical area for the periods presented:

	2001	2002	2003
	(in thousands)
Revenues by external customers:
United States, Canada & Latin America	$10,487	$18,054	$22,774
Japan/Korea	6,218	9,165	10,960
Asia Pacific	3,582	3,868	3,355
Europe, Middle East and Africa	3,407	3,594	4,118

	$23,694	$34,681	$41,207

Long-lived assets:
United States	$4,336	$2,154	$56,633
Rest of world	370	224	72

	$4,706	$2,378	$56,705

        Revenues by external customers are based on the customer's billing locations. Long-lived assets are those assets used in each geographic location and consist of property and equipment, net, goodwill and intangible assets. For the year ended December 31, 2003, Sony Communications Services Corporation and Fiberlink Communications Corporation accounted for 19% and 15% of the Company's consolidated revenues, respectively.

        During December 2003, Cable & Wireless USA filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and agreed to sell its assets. Simultaneously, it ceased doing business in the United States. Cable & Wireless USA accounted for 4% of the Company's 2003 consolidated revenues. To date all amounts owed by Cable & Wireless to the Company for services rendered subsequent to its Chapter 11 filing and prior to its cessation of business have been paid in accordance with the terms of the Company's agreement with this customer. During 2002, WorldCom/UUNET filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. WorldCom/UUNET continues to generate business for the Company and to date all amounts owed by WorldCom/UUNET to the Company for services rendered subsequent to its Chapter 11 filing have been paid in accordance with the terms of our agreement with WorldCom/UUNET. For the year ended December 31, 2002, Sony Communications Services Corporation, WorldCom/UUNET, Fiberlink Communications Corporation and America Online, Inc. accounted for 17%, 13%, 13% and 11% of the Company's consolidated revenues, respectively. For the year ended December 31, 2001, Sony Communications Services Corporation, Fiberlink Communications Corporation and America Online, Inc. accounted for 15%, 13% and 10% of the Company's consolidated revenues, respectively.

13. Other Employee Benefit Plans

        The Company has a 401(k) retirement savings plan, that allows participating employees based in the United States to contribute limited amounts up to $12,000 of pre-tax salary. The Company does not currently make and has never made matching contributions. The Company does not allow investments in its own stock under the plan.

GRIC COMMUNICATIONS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Beginning of Period	Charged to Expense	Deducted from Revenue	Deductions		Balance at End of Period
	(in thousands)
Accounts receivable allowance and reserves
For the year ended December 31, 2001	1,013	1,359	233	2,014	(a)	591
For the year ended December 31, 2002	591	(43)	187	486	(a)	249
For the year ended December 31, 2003	249	(5)	0	(705)	(b)	949

  (a)
  Represents amounts written off net of recoveries.

  (b)
  For the twelve month period ending December 31, 2003, this amount includes an accounts receivable allowance of approximately $747,000 acquired as a result of the acquisition of Axcelerant, net of approximately $42,000 written off during the same period.

QuickLinks

GRIC COMMUNICATIONS, INC. 2003 Form 10-K Annual Report Table of Contents
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  EXECUTIVE OFFICERS
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
SIGNATURES
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