Form 10-Q
period 2004-03-31
GRIC COMMUNICATIONS INC
filed 2004-05-10
CIK 1059155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

Yes  ☒    No  ☐

The number of shares of the registrant’s common stock outstanding as of April 30, 2004 was 40,855,874 shares.

GRIC COMMUNICATIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRIC COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	Mar 31, 2004	Dec 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,442	$5,299
Short-term investments	18,005	19,913
Accounts receivable, net of allowances of $799 and $949 at March 31, 2004 and December 31, 2003, respectively	8,168	7,446
Inventory	130	158
Prepaid expenses and other current assets	1,683	1,435
Total current assets	32,428	34,251
Property and equipment, net	1,970	2,009
Goodwill	46,680	46,680
Intangible assets	7,067	7,467
Other assets	1,037	721
Total assets	$89,182	$91,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,194	$7,205
Accrued compensation and benefits	1,540	1,311
Current portion of deferred revenue	1,041	661
Other current liabilities	714	691
Current portion of long-term debt and capital lease obligations	—	14
Total current liabilities	9,489	9,882
Deferred revenue	555	114
Commitments and contingencies
Stockholders’ equity:
Series A redeemable convertible preferred stock, $0.001 par value: 12,801 shares authorized, no shares issued and outstanding at March 31, 2004 and 3,019 shares issued and outstanding at December 31, 2003	—	3,927
Preferred stock, 5,000 shares authorized March 31, 2004 and December 31, 2003: no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized at March 31, 2004 and December 31, 2003: 40,833 and 37,242 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	41	37
Additional paid-in capital	212,944	208,228
Deferred stock-based compensation	(554)	(644)
Accumulated deficit	(133,293)	(130,416)
Total stockholders’ equity	79,138	81,132
Total liabilities and stockholders’ equity	$89,182	$91,128

See accompanying notes

GRIC COMMUNICATIONS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$12,960	$9,491
Costs and expenses:
Cost of revenues	5,293	4,365
Network and operations	2,305	947
Research and development	1,167	645
Sales and marketing	5,063	2,697
General and administrative	1,590	1,400
Amortization of intangible assets	400	—
Amortization of stock-based compensation (1)	90	41
Total costs and expenses	15,908	10,095
Operating loss	(2,948)	(604)
Interest income and other, net	93	(9)
Loss before income taxes	(2,855)	(613)
Provision for income taxes	22	8
Net loss	$(2,877)	$(621)

Basic and diluted net loss per share	$(0.07)	$(0.03)
Shares used to compute basic and diluted net loss per share	39,476	20,729

(1) Amortization of stock-based compensation consists of:

Network and operations	$26	$1
Research and development	19	2
Sales and marketing	37	1
General and administrative	8	37
Total amortization of stock-based compensation	$90	$41

See accompanying notes

GRIC COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net loss	$(2,877)	$(621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	399	330
Amortization of stock-based compensation	90	41
Amortization of intangibles	400	—
Gain on sales of assets	—	(104)
Accounts receivable allowances	—	(5)
Net changes in assets and liabilities:
Accounts receivable	(722)	(649)
Inventories	28	—
Prepaid expenses and other current assets	(248)	(568)
Other assets	(316)	87
Accounts payable	(1,011)	252
Accrued compensation and benefits	229	12
Deferred revenue	821	273
Other current liabilities	23	1
Other long-term liabilities	—	(70)
Net cash used in operating activities	(3,184)	(1,021)
Cash flows from investing activities:
Available-for-sale investments:
Purchases	(8,300)	(2,700)
Maturities	10,208	301
Proceeds from sales of assets	—	104
Capital expenditures	(360)	(62)
Net cash provided by (used in) investing activities	1,548	(2,357)
Cash flows from financing activities:
Payments of capital lease obligations	(14)	—
Proceeds from sales of common stock, net	793	286
Net cash provided by financing activities	779	286

Net decrease in cash and cash equivalents	(857)	(3,092)
Cash and cash equivalents at beginning of the period	5,299	7,314
Cash and cash equivalents at end of the period	$4,442	$4,222

Supplemental disclosures of cash flow information:
Income taxes paid	$—	$8

Supplemental disclosures of noncash financing activities:
Conversion of Series A redeemable convertible preferred stock into common stock	$3,927	$—

See accompanying notes

GRIC COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.                   Basis of Presentation

The financial information at March 31, 2004 and for the three months ended March 31, 2004 and 2003 is unaudited, but includes all adjustments that GRIC Communications, Inc. (the “Company”) considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial information set forth herein does not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for future periods.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The following information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Foreign Currency Remeasurement.  The Company considers the functional currency of its foreign subsidiaries to be the U.S. dollar. Adjustments resulting from the process of remeasurement into U.S. dollars of the foreign currency financial statements of the Company’s foreign subsidiaries are included in operations and have not been material.

Cash Equivalents.  Cash equivalents consist of certificates of deposits, money market funds and commercial paper with maturities of 90 days or less at the date of purchase. Cash and cash equivalents are carried at cost which approximates market value.

Short-term Investments.  The Company’s policy is to invest in various short-term instruments with investment grade credit ratings. All of the Company’s Investments are classified as available-for-sale, and the Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity date may be one year or more past the current balance sheet date. Investments with maturities greater than one year are considered short-term and they are classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).

The cost of securities sold is based on the specific identification method. Any realized gains or losses and declines in value, judged to be other-than-temporary, are included in interest income and other. The Company includes unrealized gains or losses in comprehensive income in stockholders’ equity, if material.

Concentration of Credit Risk.  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents and short-term investments principally in domestic financial institutions of high credit standing. The Company is exposed to credit risks in the event of default by these institutions to the extent of the amount recorded on the balance sheet. The credit risk in the Company’s accounts receivable is mitigated by the Company’s credit evaluation process for both domestic and foreign customers. The Company generally does not require collateral and maintains adequate reserves for potential credit losses. Cash equivalents and short-term investments are recorded at fair value. The carrying value of accounts receivable approximates fair value due to the short-term nature of this instrument.

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

Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition or loss of key personnel. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in net earnings (loss). Goodwill was not considered impaired as of March 31, 2004.

Intangible Assets.  Intangible assets consist of customer relationships and internal use software. Intangible assets are amortized on a straight-line method basis over the estimated useful lives ranging from 1 to 5 years. Intangible assets were not considered impaired as of March 31, 2004.

Revenue Recognition.  Revenues are recognized when a binding agreement or purchase order from the customer has been received, the services have been delivered, the fee or price was fixed or determinable, the collection of the receivable was reasonably assured, and no significant post-delivery obligations remained. The Company derives revenues primarily from remote Internet access services to customers through its virtual network and by providing monthly security and support services and monthly connectivity services for broadband Internet remote access customers.  Remote Internet access services are generally billed on a per-minute basis for usage or at a flat rate per month per user based on negotiated rates. The Company has some customers with minimum commitment arrangements, which are recognized as revenue in the month it has been determined that the minimum commitments have not been achieved.  Revenues from monthly connectivity services  for broadband remote access are recognized as earned and amounts billed in advance are recorded as deferred revenue if collected. Revenues from security and support services are recognized in the month the service is provided.  Revenues from licenses of the Company’s authentication software, related maintenance and support services, and other optional services related to its GRIC MobileOffice offering are recognized ratably over the life of the contract under which they are provided, which typically ranges from 1 to 12 months. Revenues from installation services and the sale of equipment related to broadband Internet remote access services and managed security services are recognized ratably over 24 months, the expected term of the user relationship.

The Company records estimated allowances against revenues in the same period the revenues are recorded. These estimated allowances are based upon historical analysis of our credit memo data and other known factors for pricing and transaction volume disputes that arise in the normal course of business. To date, allowances pertaining to our current business have not been significant.

The Company treats the incremental direct costs of installation services related to broadband Internet remote access services and managed security services (which consist primarily of customer premise equipment and installation and service activation fees paid to broadband providers and telecommunications companies) as deferred charges in amounts that do not exceed the upfront fees that are deferred. The deferred incremental direct costs of installation services are amortized to cost of revenues ratably over 24 months, the expected term of the user relationship.

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

Stock-based Compensation.  The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), using an intrinsic value approach to measure compensation expense, if any. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards. Appropriate disclosures using a fair-value based method, as provided by Statement of Financial Accounting Standards No. 123.  “Accounting for Stock-Based Compensation” (“SFAS No. 123”), are also reflected herein. Options issued to non-employees are accounted for in accordance with SFAS 123 using a fair value approach.

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

The fair value of stock options granted during the three months ended March 31, 2004 and 2003 were estimated at the date of grant assuming no expected dividends and the following weighted average assumptions.

Stock Options

	Three Months Ended March 31,
	2004	2003

Expected life (years)	3.10	1.64
Expected stock price volatility	6.73	1.14
Risk-free interest rate	1.25%	2.91%

Stock Purchase

	Three Months Ended March 31,
	2004	2003

Expected life (years)	0.50	0.50
Expected stock price volatility	5.19	1.07
Risk-free interest rate	1.01%	2.78%

For purposes of pro forma disclosures, the estimated fair value of stock-based awards is amortized against pro forma net income over the stock-based awards’ vesting period for options and over the offering period for stock purchases under the Company’s 1999 Employee Stock Purchase Plan.

The Company’s pro forma information is as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share amounts)
Net loss attributable to common stockholders as reported	$(2,877)	$(621)
Add: Amortization of stock compensation measured under APB 25	90	41
Less: Stock-based compensation expense measured under FAS 123	(1,370)	(693)
Pro forma net loss	$(4,157)	$(1,273)

Basic and diluted net loss per share	$(0.07)	$(0.03)
Pro forma basic and diluted net loss per share	$(0.11)	$(0.06)

Calculated under SFAS No. 123, the weighted-average fair values of the employee stock options granted during the three months ended March 31, 2004 and 2003 were $5.30 and $1.12 per share, respectively.  The weighted-average estimated fair value of shares purchased under the Purchase Plan during the three months ended March 31, 2004 and 2003 were $5.76 and $0.63 per share, respectively.

Income Taxes.  The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which provides for the establishment of deferred tax assets and liabilities based on the difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

Weighted-average options outstanding to purchase approximately 3.0 million and 1.1 million shares of common stock for the three months ended March 31, 2004 and 2003, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. The increase in weighted-average options outstanding in 2003 was primarily due to the grant of new options to the Company’s employees and assumption of options held by former Axcelerant employees in connection with the Company’s acquisition of Axcelerant. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Reclassifications.  To conform to the 2004 presentation, $114,000 previously reported on the 2003 consolidated balance sheet under current liabilities as the current portion of deferred revenue has been reclassified by the Company and is now included in long-term liabilities under deferred revenue.

Recent Accounting Pronouncements.  In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after March 31, 2004. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has adopted the provisions of FIN 46 and as of March 31, 2004, there were no entities identified that would require consolidation.

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

The purchase price is not final and may be adjusted for a period of one year from the transaction close date based on higher than expected acquisition costs or unforeseen liabilities. A total of approximately 1.5 million shares of the total consideration that was to be delivered to Axcelerant’s stockholders as a result of the acquisition has been set aside as an escrow fund, serving as collateral for the indemnification obligations of Axcelerant stockholders. The Company may make claims against the escrow fund through December 1, 2004.

The results of operations of Axcelerant have been included in the Company’s financial statements subsequent to the date of acquisition.

Deferred Stock Compensation.   The intrinsic value of unvested stock options assumed of approximately $674,000 have been allocated to deferred stock compensation and is being amortized to expense on a straight-line basis over the vesting period. The Company assumed options from Axcelerant to purchase a total of approximately 597,000 shares of the Company’s common stock, of which approximately 462,000 were fully vested. Options assumed in connection with the acquisition had exercise prices between $0.02 and $5.05 per share, with a weighted average exercise price of $1.32 per share and a weighted average remaining vesting period of approximately 2.5 years.

4.  Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment comprised the following:

	March 31, 2004	December 31, 2003

Computer hardware	$6,023	$7,843
Software	4,337	4,241
Office furniture and equipment	1,757	1,726
Leasehold improvements	418	418
	12,535	14,228

Less accumulated depreciation and amortization	(10,565)	(12,219)
Total	$1,970	$2,009

Purchased Intangible Assets

Purchased intangible assets are carried at cost less accumulated amortization. Amortization of purchased intangible assets is computed using the straight-line method over their expected useful lives ranging from one to five years.

Purchased intangible assets consisted of the following (in thousands):

March 31,
2004

Customer relationships	$7,500
Internal use software	100
7,600
Less accumulated amortization	(533)
Total	$7,067

Other Intangible Assets

The Company entered into an agreement with a wireless service provider during 2001 for the exchange of services, which resulted in a prepayment for future wireless services and the obligation by the Company to provide future Internet roaming services.  During September 2003, because these assets had not yet been utilized, the Company and the provider amended the underlying agreement to modify the scope of their business relationship and extend the term of the agreement until September 2007, thus permitting the Company to utilize the assets during the extended term. As a result of this amended agreement, the Company entered into a nonmonetary transaction for the exchange of prepaid wireless services for prepaid roaming services and wireless cards. Because this nonmonetary transaction did not represent a culmination of an earnings process, no revenues or expenses have been, or will be recorded by the Company pursuant to this transaction. In addition, there was no indicated loss on this exchange of services. As of March 31, 2004, there was $547,000 of the asset remaining to be utilized, which the Company believes will be utilized over the period of the agreement.

5. Commitments and Contingencies

Lease Commitments.  The Company leases all of its facilities under operating leases that expire at various dates through 2008. As of March 31, 2004, the Company had $3.9 million in future operating lease commitments.

Purchase Commitments.  The Company has entered into certain non-cancelable purchase commitments from suppliers who provide network access, software and related services that are utilized by the Company in order to deliver its GRIC MobileOffice solution. As of March 31, 2004 the Company had $707,000 in future purchase commitments that expire at various dates through 2005.

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

From September 2002 through June 2003, the Company participated in settlement negotiations with a committee of Issuers’ litigation counsel, plaintiffs’ executive committee and representatives of various insurance companies (the “Insurers”). The Company’s Insurers were actively involved in the settlement negotiations, and strongly supported a settlement proposal presented to the Company for consideration in early June 2003. The settlement proposed by the plaintiffs would be paid for by the Insurers and would dispose of all remaining claims against the Company.

After careful consideration, the Company decided to approve the settlement proposal in July 2003. Although the Company believes that plaintiffs’ claims are without merit, it decided to accept the settlement proposal (which does not admit wrongdoing) to avoid the cost and distraction of continued litigation. Because the settlement will be funded entirely by its Insurers, the Company does not believe that the settlement will have any effect on the Company’s financial condition, results or operations or cash flows.

The Company believes that the settlement will be presented to the Court for approval in the summer of 2004. There can be no guarantee that the settlement will be judicially approved.

6.                   Segment Information

The Company operates in one segment, providing a global remote access solution for corporate enterprises with mobile and remote workforces and for the Company’s service provider resellers and value-added resellers.

The following is a summary of revenue by geographical area for the periods presented:

	Three months ended March 31,
	2004	2003
	(in thousands)
Revenue by external customers:
United States, Canada and Latin America	$8,653	$5,025
Japan/Korea	2,320	2,584
Asia Pacific	866	857
Europe, Middle East and Africa	1,121	1,025
	$12,960	$9,491

The following is a summary of long-lived assets by geographical area for the periods presented:

	March 31, 2004	December 31, 2003
	(in thousands)
Long-lived assets:
United States	$56,192	$56,633
Rest of World	72	72
	$56,264	$56,705

Revenue by external customer is based on the customer’s billing locations. Long-lived assets are those assets used in each geographic location.  For the three months ended March 31, 2004, two customers each accounted for 10% or more of the Company’s total consolidated revenues.

7.             Stockholder’s Equity

Series A Redeemable Convertible Preferred Stock.  During the three months ended March 31, 2004 and 2003, 3.0 million and 316,000 shares, respectively, of Series A Preferred Stock were converted into common stock, respectively.

Series A Preferred Stock Warrants.  No Series A Preferred Stock warrants were exercised during the three months ended March 31, 2004 and 2003, respectively.

Stock Repurchase Program. In September 2001, the Board of Directors approved a program to expend up to $2.0 million to repurchase shares of the Company’s common stock in open market transactions. The Company purchased 110,000 shares for approximately $99,000 during 2001. Although the program approval remains in effect, the Company repurchased no additional shares during 2002, 2003 or during the three months ended March 31, 2004.

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

Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us”, “the Company” and “GRIC” refer to GRIC Communications, Inc. and its subsidiaries as a whole.

Overview

We provide secure managed broadband and remote access solutions to enterprises and service providers. Our solutions enable enterprises to securely, reliably, and cost-effectively extend their corporate networks and applications to mobile and remote workers outside the corporate firewall. These workers include mobile professionals such as sales professionals, project managers and engineers; teleworkers including call center agents; telecommuters; and employees in branch offices and retail settings. We provide comprehensive and integrated managed broadband and global remote access services that include: intelligent client software; multiple network access types including broadband, Wi-Fi and dial-up; security capabilities that ensure security policy compliance by remote workers; a real-time remote access management console; end-to-end managed and value-added services including managed security services; and design, deployment, monitoring, and technical support. Our products and services enable enterprises to reduce the cost, complexity and risk of remote office networking, while maximizing the productivity of mobile and remote workers.

In December 2003, we acquired Axcelerant, Inc., a privately-held provider of broadband Internet remote access services and managed security services.

The majority of our revenue comes from providing settlement and clearing-house services for our customers. We provide services over a heterogeneous virtual network known as the GRIC TierOne Network. As of May 1, 2004, the GRIC TierOne Network included more than 34,000 Internet access-dialing locations, over 7,600 public wireless fidelity—or WiFi—hotspots and approximately 1,400 public broadband access points in approximately 150 countries. Through the acquisition of Axcelerant, we added a virtual broadband cable modem and DSL network that spans the United States and

Canada. This network is an aggregation of the networks of more than 150 broadband providers, including virtually all of the leading cable companies, ILECs and CLECs in the United States. By utilizing this network, we are able to provide comprehensive coverage in the United States for enterprises requiring broadband branch office and broadband teleworker solutions. We created the GRIC TierOne Network by forming contractual relationships with over 500 access providers — Internet service providers, cable companies, DSL companies and telecommunication companies. These providers, which we refer to as the GRIC TierOne Network members, are able to share their communications networks. Our customers, who are enterprises, value added resellers (VARs) and service provider resellers, benefit from the resulting network delivering secure mobile Internet access cost-effectively. Our member providers benefit from the GRIC TierOne Network because we manage this shared network and provide settlement services as a clearinghouse. As a clearinghouse, we have established common technical, service and payment standards to settle charges that our customers incur when their end users access the network facilities of GRIC TierOne Network members to conduct Internet-based communications, such as Internet roaming. We intend to continue developing our service offering to introduce new Internet-based remote communications services that may be adopted, deployed and managed on a global scale across the GRIC TierOne Network.

We have incurred substantial losses since our inception as a result of expenses associated with building the GRIC TierOne Network and related network infrastructure, developing our software products and marketing our solutions to our customers. We had an accumulated deficit of approximately $133.3 million as of March 31, 2004. We cannot assure you that we will achieve or sustain profitability. See “Factors That May Affect Future Results—We have a history of net losses and may incur future losses.”

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

Revenue Recognition and Related Allowances.  We enter into agreements to sell our managed broadband and global access solutions, which may include one or more of our services and product offerings. Revenues are recognized when a binding agreement or purchase order from the customer has been received, the services have been delivered, the fee or price was fixed or determinable, the collection of the receivable was reasonably assured, and no significant post-delivery obligations remain. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules, which require us to make certain judgments and estimates. In applying our revenue recognition policy we must determine which portions of our revenues are recognized currently and which portions must be deferred. In order to recognize revenue, we make judgments and estimates with regard to the revenues earned for services—including related installation services and products—and maintenance services, as well as the timing of the delivery of such services and products. In addition, we provide services over a heterogeneous virtual network, which was created by forming contractual relationships with over 500 access providers — Internet service providers, cable companies, DSL companies and telecommunications companies. These companies may provide us their services under either a reseller or an agency arrangement. In applying our revenue recognition policy we must make judgments and estimates with regard to the specific facts and circumstances surrounding each provider relationship to determine which portion of our revenues we provide under a reseller arrangement, where we would record gross revenues and cost of revenues, and which portion of our revenues we provide as an agent, where we would record revenues and cost of revenues combined on a net basis. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes, any of which could cause a material impact on the revenues that we have reported.

Our services for remote Internet access are generally billed on a per-minute basis for usage or at a flat rate per month per user based on negotiated rates for which we recognize revenue in the month the services are provided. Our solutions may also include installation services, the sale of customer premise equipment and managed security services related to our broadband services offerings. Revenue from broadband installation services and the sale of related equipment is deferred and recognized ratably over a 24-month period. We consider these services and products to be an enabler of the related remote access service contracts and we estimate that on average our customer’s remote broadband access workers use our services for a period of approximately 24 months. Revenues from managed security services are recognized in the month the service is provided. To a lesser extent, we also derive a portion of our revenues from licenses of our authentication software, related maintenance and support services, and other optional services related to our remote access solutions which are recognized ratably over the term of service, which is typically 1 to 12 months. These other revenues amounted to five percent or less of total revenues over the last three years. Fees generated from maintenance contracts are recognized over the life of those contracts. The majority of the maintenance contracts cover periods of one to twelve months. Amounts billed in advance of revenue recognition are recorded to deferred revenue as collected. We have some customers with minimum commitment arrangements. We record such revenue in the month that we determine that minimum commitments have not been met. We recognize certain broadband connectivity revenues generated under agency arrangements on a net basis. Product returns and allowances have not been significant.

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

Business Combination

On December 1, 2003, we completed our acquisition of Axcelerant, a privately-held provider of broadband Internet remote access services and managed security services. Our acquisition of Axcelerant did not result in a new reportable segment. The results of operations of Axcelerant have been included in our financial statements subsequent to the date of the acquisition. See “Note 3 of Notes to the Condensed Consolidated Financial Statements.”

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31,2003

Overview of the First Quarter of 2004

During the first quarter of 2004, we continued to develop our business from being based principally on an indirect sales model — as it was in the first quarter of 2003 when we sold our services on a wholesale basis through large telecommunications companies and service providers — to a model under which we sell a significant portion of our services directly or through VARs to enterprise customers.  During the first quarter of fiscal 2004, 42% of our quarterly revenues were derived from services sold to enterprise customers both directly and indirectly through our VARs. We continued our focus on acquiring and serving enterprise customers by enhancing the quality and breadth of the GRIC TierOne Network and increasing the value of our solution offering by delivering new products such as our management and administrative console for enterprise IT departments and our end–to–end remote access security solution. As a result of our December 2003 acquisition of Axcelerant, Inc., the GRIC TierOne Network now also includes a virtual broadband cable modem and DSL network that spans the United States and Canada. By aggregating the networks of more than 150 broadband providers, we are able to provide enterprise branch offices and teleworkers with comprehensive broadband coverage in North America.

In the first quarter of 2004, our revenues, expenses and gross margin each increased over the first quarter of 2003. Cost of revenues was lower as a percentage of revenues principally as a result of sales to enterprise customers representing a higher percentage of our total revenues during the first quarter of 2004. Our operating expenses were higher in the first quarter of 2004 than in the first quarter of 2003 principally due to the addition of personnel at our Irvine, California facility that resulted from our acquisition of Axcelerant and our increased investment in enterprise focused sales and marketing efforts.   We expect our quarterly operating expenses to continue increasing in absolute dollar terms in the second quarter of 2004 as we continue to invest in developing and supporting our enterprise customer base.

We continue to focus on delivering innovative services for our customers to drive revenues and achieve positive earnings. In fiscal 2004 we plan to release a number of new value added services, which we expect will augment the revenues we derive from our existing customers and, together with expanding the global footprint of the GRIC TierOne Network, drive revenues from new enterprise customers. Several factors will impact our ability to achieve and sustain profitability, including the effectiveness of our sales and marketing efforts through both direct and VAR sales channels, the timely release of new services and the introduction of new services by existing or new competitors.  Currently, we do not expect to be profitable during 2004.  For a discussion of these and other risk factors, see the section titled “Factors That May Affect Future Results.”

Revenues

Revenues for the three months ended March 31, 2004 and 2003 were as follows:

	2004	2003
	(in millions)

Revenues	$13.0	$9.5

Total revenues increased approximately $3.5 million in the three months ended March 31, 2004, compared to the three months ended March 31, 2003, which represented an increase of 37%.  The increase was principally due to the addition of broadband revenues during the three months ended March 31, 2004.  Approximately 25% of our revenues for the three months ended March 31, 2004 were generated from sales of broadband and Wi-Fi services.  Sony Communication Network Corporation and Fiberlink Communications Corporation, both of which are service provider resellers, accounted for 12% and 11%, respectively, of our consolidated revenues during the three months ended March 31, 2004.

We expect 2004 revenues to exceed 2003 revenues, based on both sales to new customers and sales of additional services (such as our managed security service offering) to our existing customers, partially offset by competitive pricing pressures on our Internet access services.

Costs and Expenses

Costs and expenses for the three months ended March 31, 2004 and 2003 were as follows:

	2004	2003
	(in millions)

Cost of revenues	$5.3	$4.4
Percentage of net revenues	40.8%	46.0%
Network and operations	$2.3	$0.9
Percentage of net revenues	17.8%	10.0%
Research and Development	$1.2	$0.6
Percentage of net revenues	9.0%	6.8%
Sales and Marketing	$5.1	$2.7
Percentage of net revenues	39.1%	28.4%
General and administrative	$1.6	$1.4
Percentage of net revenues	12.3%	14.8%
Amortization of intangibles	$0.4	$—
Percentage of net revenues	3.1%	—%
Amortization of stock-based compensation	$0.09	$0.04
Percentage of net revenues	0.7%	0.4%

Cost of Revenues.  Cost of revenues consists of amounts we pay to access the Internet in order to provide remote Internet access services for our customers and to offer other mobile broadband services.

Cost of revenues increased approximately $928,000 in the three months ended March 31, 2004 compared to the three months ended March 31, 2003, representing an increase of 21%.  The increase was primarily due to the corresponding increases in the volume of remote Internet access, the expansion of our customer base and the inclusion of three months of the cost of broadband revenues following our acquisition of Axcelerant.  We expect that for the remainder of 2004 the cost of revenues will increase in absolute dollars as remote Internet access revenues and broadband revenues increase, but be similar to the quarter ending December 31, 2003 as a percentage of revenues.

Network and Operations.  Network and operations expenses consist of salaries and benefits, depreciation on network equipment, allocated facility and management information systems expenses, administrative expenses, costs of co-location of network equipment and leased telecommunication lines and other related costs.

Network and operations expenses increased approximately $1.4 million in the three months ended March 31, 2004 compared to the three months ended March 31, 2003, representing an increase of 143%. The increase was primarily due to an increase in compensation and benefits related expenses of approximately $953,00 and increased facility allocation of approximately $254,000, both of which are primarily related to the inclusion of three months of network and operations expenses incurred in our Irvine, California facility following our acquisition of Axcelerant.  Additionally, there was approximately $57,000 of increased professional fees related to post-acquisition integration activities and improving network systems.  We expect the network and operations expenses to remain constant in absolute dollars as we continue to expand the GRIC TierOne Network and support a growing base of enterprise customers, but decline as a percentage of sales in 2004.

Research and Development.  Research and development expenses consist of salaries and benefits, allocated facility and management information systems, depreciation costs, outside consultants, facilities costs, administration and other related costs.

Research and development expenses increased approximately $522,000 in the three months ended March 31, 2004 compared to the three months ended March 31,2003, representing an increase of 81%.  The increase was primarily due to an increase in compensation and benefits expenses of approximately $253,000 primarily related to the inclusion of three months of research and development expenses incurred in our Irvine, California facility following our acquisition of Axcelerant, and approximately $129,000 related to increased compensation costs due to adding staff in the United States and India in order to service our growing enterprise customer base. In addition, engineering consulting fees increased by approximately $78,000.  We expect research and development expenses to increase moderately in absolute dollars as we continue to invest in developing our remote access solutions for our enterprise customers, but stay approximately the same as a percentage of revenues in 2004.

Sales and Marketing.  Sales and marketing expenses consist of salaries and benefits, allocated facility and management information systems costs, travel and entertainment costs, costs for marketing and promotional programs, outside consultants, commissions earned by sales and marketing personnel, and costs associated with domestic and international sales offices and other related costs.

Sales and marketing expenses increased $2.4 million in the three month period ended March 31, 2004 compared the three month period ended March 31, 2003, representing an increase of 88%. The increase was primarily due to an increase in compensation and benefits of approximately $1.1 million related to our increased sales force and marketing personnel, an increase of approximately $607,000 in marketing and promotional programs, an increase of approximately $201,000 in travel and entertainment expenses, and an increase of approximately $141,000 in outside consulting services as we expanded our marketing activities.  In addition, allocated facilities costs and administrative expenses increased by approximately $203,000.  We expect the overall amount of sales and marketing expenses to increase during 2004 in absolute dollars as we shift our sales strategy from predominantly an indirect sales channel to both indirect and direct sales efforts, but be approximately the same as 2003 as a percentage of revenues.

General and Administrative.  General and administrative expenses consist of general corporate and facility costs as well as salary, benefits and related costs for executive, finance, legal, administrative, human resources, investor relations and management information systems functions and provisions for uncollectible receivables.

General and administrative expenses increased approximately $190,000 in the three months ended March 31, 2004 compared to the three months ended March 31, 2003, representing an increase of 14%. The increase was primarily due to higher compensation and benefits expenses of approximately $279,000 principally due to the inclusion of three months of general and administrative expenses incurred in our Irvine, California facility following the acquisition of Axcelerant, approximately $253,000 of increased professional fees primarily related to services provided by our independent auditors and approximately $76,000 of consulting associated with the integration of Axcelerant. These increases were largely offset by approximately $408,000 for costs related to payments made in connection with the resignation of our former Chief Executive Officer during the first quarter of 2003 and a $69,000 reduction in insurance costs. We expect the amount of general and administrative expenses to increase during 2004 in absolute dollars while we complete the back office automation and integration of our Irvine, California operations and update certain other back office processes and procedures to implement the requirements of the Sarbanes-Oxley Act of 2002 and related regulations, but stay approximately the same as a percentage of revenues.

Amortization of Intangibles.  Amortization of intangibles includes three months of amortization of the intangible assets acquired in connection with the acquisition of Axcelerant. The value assigned to Axcelerant customer relationships was $7.5 million, which is amortized on a straight-line basis over a five-year life at a rate of $125,000 per month. The value assigned to internal use software was $100,000, which is amortized on a straight-line basis over a one-year life at a rate of $8,000 per month.

Amortization of Stock-Based Compensation.  Some stock options previously granted through December 14, 1999 were considered compensatory because the deemed fair value for accounting purposes was higher than the stock option exercise price as determined by the board of directors on the date of grant. Additionally, in connection with of our acquisition of Axcelerant, we recorded $674,000 of additional deferred stock-based compensation, which will be amortized over the vesting period of the underlying stock options assumed during the acquisition. As a result, we recorded amortization of deferred compensation expense of $90,000 and $41,000 during the three months ended March 31, 2004 and 2003, respectively. We expect to record amortization of deferred compensation expense of approximately $359,000 in 2004, related to options assumed by us in connection with our acquisition of Axcelerant.

As of March 31, 2004, we had an aggregate of $554,000 of deferred compensation related to the acquisition of Axcelerant that remained to be amortized. Deferred compensation is amortized on a straight-line basis over the vesting period of the options. We expect amortization of stock-based compensation to end in 2007.

Interest Income (Expense) and Other and Taxes

Interest income and other, net, interest expense and taxes for the three months ended March 31, 2004 and 2003 were as follows:

	2004	2003
	(In thousands)

Interest income and other, net	$93	$(9)
Provision for income taxes	$22	$8

Interest Income and Other, Net

Interest income and other, net, primarily represents interest income on cash balances and on short-term investments, gain on disposition of assets and sales, use and value-added tax.

Interest income and other, net, increased $102,000 in the three months ended March 31, 2004 compared to the three months ended March 31, 2003.  This increase primarily reflects higher sales, use and value-added tax for approximately $177,000 during 2003 offset by a gain on the sale of an asset of $104,000 during 2003, which did not reoccur in 2004 and a increase of approximately $19,000 due to a gain on foreign currency re-measurement offset by approximately $13,000 in interest income due to lower interest rate yields.

Income Taxes

The provision for income taxes was $22,000 and $8,000 for the three months ended March 31, 2004 and 2003, respectively.  The provision for income taxes consists of foreign tax provisions.

Liquidity and Capital Resources

	March 31,
	2004	2003
	(in thousands)

Cash and cash equivalents	$4,442	$4,222
Net cash used in operating activities	(3,184)	(1,021)
Net cash (used in) provided by investing activities	1,548	(2,357)
Net cash provided by financing activities	779	286

Cash and Cash Equivalents.  Our principal source of liquidity is our cash, cash equivalents and short-term investments. As of March 31, 2004, in addition to our cash and cash equivalents balance of $4.4 million, we had a short-term investment balance of approximately $18.0 million.

Operating Activities.  Net cash used in operating activities in the three months ended March 31, 2004 of $3.2 million was primarily a result of our net operating losses of $2.9 million and higher accounts receivable balances of approximately $722,000 from increased revenues and by decreased accounts payable balances of approximately $1.0 million offset by increased deferred revenues of approximately $821,000 primarily related to deferred installation revenues. We expect the number of days it takes for us to collect our accounts receivable to lengthen from the periods experienced historically, primarily due to the longer payment cycles generally associated with enterprise customers and the increasing percentage of our revenue base represented by such customers.

Investing Activities.  Net cash provided by investing activities during the three months ended March 31, 2004 of approximately $1.5 million was primarily the result of liquidation of certain short-term instruments offset by capital expenditures of approximately $361,000.

Financing Activities.  Net cash provided by financing activities during the three months ended March 31, 2004 of approximately $779,000 was primarily the result of proceeds of sales of common stock to our employees and option holders.

Commitments.  We lease all of our facilities under operating leases that expire at various dates through 2008. We have entered into certain purchase commitments from suppliers who provide network access, software and related services that are utilized by us in order to deliver our products and services solution.

During 2004, we expect to increase capital equipment expenditures in absolute dollars as compared to 2003 while we complete the back office automation and integration of Axcelerant and update certain other back office processes and procedures required for us to efficiently run our business.

The future minimum operating lease and purchase commitments were as follows at March 31, 2004:

	Operating Leases	Purchase Commitments
	(in thousands)

2004	$1,463	$413
2005	1,005	294
2006	796	—
2007	563	—
2008	90	—
Thereafter	—	—
	$3,917	$707

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated, except for indemnifications involving infringement of third party intellectual property rights. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as March 31, 2004.

Summary of Liquidity.  We believe that our available cash, cash equivalents and short-term investments of $22.4 million at March 31, 2004 and cash expected to be generated by operations during the next twelve months, will fund planned operations for at least the next twelve months. We utilized $2.8 million in cash during the quarter ended March 31, 2004.

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

We are aware of many companies in related markets that address particular aspects of the features and functions that our products provide. Currently, we compete directly with iPass and Fiberlink Communications Corporation in the market for Internet roaming and related settlement services, and each of iPass and Fiberlink has a network that competes with the GRIC TierOne Network. In addition, iPass has greater cash resources than we do and each of iPass and Fiberlink has a larger sales force than our own dedicated to enterprise sales. Large communications service providers such as AT&T, Equant and MCI also have the ability and resources to compete with us in the Internet-based mobile office communications services market. In the mobile broadband services market, our primary competitors include Megapath, ePresence and Netifice. Many of our competitors have longer operating histories, greater name recognition or larger customer bases, which they may leverage in order to obtain more favorable volume discounts from suppliers. In addition, these competitors may be able to undertake more extensive marketing efforts, adopt more aggressive pricing policies and provide more favorable payment terms to customers than we can, which could limit our opportunities to obtain new customers or cause us to lose our existing customers.

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

Until our acquisition of Axcelerant in December 2003, we have generated our remote Internet access services revenues to date almost exclusively from the sale of services based on dialup access—a narrowband technology. In some countries, including the United States, the use of narrowband as a primary means of remote access is expected to decline over time as broadband access technologies, such as cable modem, DSL and Wi-Fi, become more widely adopted and used. Our experience in the first quarter of 2004 showed us that the decline in dialup revenues from service providers may decline at a pace more rapid than previously projected.  Although we have recently begun to generate revenues from managed broadband access following our acquisition of Axcelerant, the future growth of our business may depend in large part upon our ability to expand the broadband elements of our virtual network and generate broadband revenues at a substantially higher level and growth rate. We may not succeed in this expansion and we may not generate substantial new revenues, which could harm our results and cause our stock price to decline.

Our business strategy has shifted over time and remains unproven, so the success of our strategy cannot be assured.

Our business strategy has changed over time. For example, we ceased to be an Internet service provider in 1997 and abandoned our Internet telephony services business in 2001. We have pursued our current business—remote access, managed security and related mobile office services—for a relatively brief period and in markets that are rapidly changing. We have only been offering managed broadband services to enterprises with branch offices and large teleworker populations since December 2003, following our acquisition of Axcelerant. There can be no assurance that we will succeed in our efforts to make our current business profitable, and there can be no assurance that our recent acquisition of Axcelerant will make us more likely to succeed.

Since we have no assurance that customers will continue to use our services or that our customer base will expand, we will have little ability to predict revenue growth or operating results.

Our customers are generally free to use competing products and services and dialup remote access prices are declining, so we could face significant customer losses, at unpredictable times. We had two customers in the three months ended March 31, 2004 that each accounted for more than ten percent of our revenues: Sony Communication Network Corporation (12%) and Fiberlink Communications Corporation (11%). This concentration of revenue from two customers, each of which principally purchases our dialup remote access service, makes our business more risky.  Losing either of these customers could result in a significant revenue shortfall for us. In addition, large customers have significant negotiating power during contract discussions or in the event of a customer dispute, which may make it more likely that the terms of the customer arrangement or settlement may be more favorable to the customer. We are in direct competition with Fiberlink, which makes it more likely that revenues from Fiberlink will decline in the future. These factors make it difficult to anticipate the level of our future revenues from existing customers. In addition, our success depends on our ability to expand and diversify the composition of our customer base. If we are unable to expand our customer base and increase our average revenues per customer, our business success will be less likely.

If we cannot effectively integrate Axcelerant’s operations with our own operations, we will not realize the potential benefits of our recent merger.

The integration of Axcelerant into our company has been and continues to be a time consuming and expensive process and may disrupt our operations if it is not completed in a timely and efficient manner.  If this integration effort is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve anticipated synergies or other benefits of the merger. Having completed the merger, we must now operate a single organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We may encounter the following difficulties, costs and delays involved in fully integrating Axcelerant’s operations into our operations:

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

Historically, we have invested in the automation of back office systems and processes in order to enable us to cost effectively grow our traditional mobile office communications business. The back office systems and process of Axcelerant, whose business we acquired in December 2003, are largely manual. In order to efficiently provision, support and service our customers, we will be required to cost-effectively update, automate and, where appropriate, integrate these systems and processes. We will need to ensure that the combined company’s financial reporting, financial controls and documentation processes meet all applicable financial controls certification standards, such as Section 404 of the Sarbanes-Oxley Act. We may underestimate the investments required to accomplish this automation, integration, updating and certification. We may not succeed in this effort, which could impair our ability to scale our operations, limit our growth and lessen the likelihood that we would achieve profitability.

The market price of our common stock has traditionally been highly volatile, and if we do not realize the anticipated benefits of our acquisition of Axcelerant or meet the expectations of analysts, the market price of our common stock could decline further.

In the past, the price of our common stock has experienced large swings up and down. As of May 1, 2004, our common stock is valued less than it was at the time of the closing of our acquisition of Axcelerant. This volatility might occur again in the future. Volatility can arise particularly in response to quarter-to-quarter variations in the actual or anticipated financial results of us or our customers or competitors, and announcements that our competitors or we make regarding new product and service introductions. The market price of our common stock can also fluctuate in response to price and volume fluctuations in the stock market, particularly those that affect the market prices of technology stocks.

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

We have incurred significant losses to date and we expect to continue to incur losses for some period of time. We incurred operating losses before income taxes of approximately $1.8 million for 2003, $5.0 million for 2002 and $31.6 million for 2001. As of March 31, 2004, we had an accumulated deficit of $133.3 million and incurred a loss of $2.9 million for the quarter then ended.

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

If our cash proves to be insufficient to fund our operations, we may need to raise additional funds at some point in the future. In the quarter ended March 31, 2004, we utilized $2.8 million in cash, leaving us with a cash balance of $22.4 million. If we raise additional funds by selling equity or convertible debt securities, our stockholders may experience additional dilution and these new securities may have powers, preferences and rights that are senior to those of the rights of our common stock. We cannot predict whether additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our business operations, promote our brand identity, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures. Any inability to do so could have a negative effect on our business, revenues, financial condition and results of operations.

The telecommunications industry continues to experience a dramatic decline, which may cause consolidation among network service providers and impair our ability to provide reliable, redundant service coverage and negotiate favorable network access terms.

The telecommunications industry continues to experience dramatic technological change and increased competition that have led to significant declines in network access pricing. In addition, the revenues of network service providers have declined as a result of the general economic slowdown. As a result, network service providers have experienced operating difficulties in the last several years, resulting in poor operating results and a number of these providers declaring bankruptcy. If these conditions continue, some of these service providers may consolidate or otherwise cease operations, which would reduce the number of network service providers from which we are able to obtain network access. To the extent this were to occur, while we would still be able to maintain operations and provide enterprise connectivity services with a small number of network service providers, we would potentially not be able to provide sufficient alternative access points in some geographic areas, which could diminish our ability to provide broad, reliable, redundant coverage. Further, our ability to negotiate favorable access rates from network service providers could be impaired, which could increase our network access expenses and harm our operating results.

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

In the future, we, or our customers, may become a party to litigation to protect our intellectual property or to respond to allegations that we infringe others’ intellectual property. We may receive communications from third parties inquiring about their interest in licensing certain of the third party’s intellectual property or more generally identifying intellectual property that could be the basis of a future infringement claim. If a party accuses us of infringing upon its proprietary rights, we would have to defend our company and possibly our customers against the alleged infringement. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation could also force us to:

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

Our business depends in part on the efforts and success of our Internet service provider and telecommunications service customers in marketing Internet-based communications services to their end users. Although we have recently focused more heavily on selling to large enterprise customers, the highest percentage of our revenues is derived from our traditional service provider business. It is important that we maintain a healthy service provider business while we attempt to grow a more expansive enterprise customer base. Recently, we have experienced a faster than projected decline in revenues derived from our service provider customers.  We have little ability to promote our services, or to promote demand for our reseller customers’ services generally. The use of the Internet as a medium for communications services remains unproven. If our reseller customers fail to market their Internet-based communications services effectively, our revenues will be reduced. Similarly, if the market for Internet-based communications services fails to grow, or expands more slowly than anticipated, our revenues will be lower than expected. The Internet-based services we provide are relatively new and have not achieved widespread market acceptance. Network service providers and communication solutions providers may be reluctant to promote or rely upon our services until they gain greater commercial acceptance, which may never occur.

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

Government regulations and legal uncertainties regarding the Internet could harm GRIC’s business.

GRIC will be subject to local regulations or laws applicable to access to or commerce on the Internet, in addition to regulations applicable to businesses generally. However, the Federal Communications Commission has initiated several proceedings that may change the regulatory and legal framework for the provision of broadband and Internet services and current and future Federal Communications Commission rules and regulations, as well as judicial interpretations of these rules and regulations, could negatively affect GRIC’s business. In addition, international regulatory standards will govern GRIC’s products and services in foreign markets and could impair its ability to develop products and services for international service providers in the future. GRIC may not be able to obtain or maintain all of the regulatory approvals that may be required to operate its business. The inability to obtain these approvals, as well as any delays caused by its compliance and its customers’ compliance with regulatory requirements or resulting from uncertainty associated with future regulatory decisions, could result in postponements or cancellations of product orders, which would significantly reduce GRIC’s revenue.

Recently enacted and proposed regulatory changes may cause us to incur increased costs.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. In particular, we expect to incur additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent auditors to attest to, our internal controls. The Sarbanes-Oxley Act mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In addition, The Nasdaq National Stock Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.

Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified board members and executive officers, which would adversely affect our business.

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately or detect fraud. As a result, we could be subject to costly litigation, and current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and to detect and prevent fraud. We are currently performing the system and process evaluation required to ensure compliance with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. This evaluation may conclude that enhancements, modifications or changes to our internal controls are necessary. Completing this evaluation, performing testing and implementing required remedial changes will require significant expenditures in the short term and on a regular basis in the future. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations.  We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, during our 2003 audit, our independent auditor brought to our attention a need to improve the closing process used at our recently-acquired Irvine, California location by formally documenting our policy relating to recognition of revenues derived from agency arrangements versus reseller arrangements, correcting recognition of broadband service installation revenues, training employees performing key finance and accounting functions and documenting certain judgmental accounting matters. The auditor identified these items, collectively, as a "reportable condition," which means that it was a matter that in the auditor's judgment could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.  Completing our evaluation of internal controls, implementing any changes that are necessary, and maintaining an effective system of internal controls will be expensive and require considerable management attention. However, if we fail to implement and maintain an effective system of internal controls or prevent fraud, we could be subject to costly litigation, we may be delisted from trading, investors could lose confidence in our reported financial information and our brand and operating results could be harmed, which could have a negative effect on the trading price of our common stock.

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

For example, we currently are not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the deemed fair value of our common stock at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. Although the standards have not been finalized and the timing of a final statement has not been established, the FASB has announced their support for recording expense for the fair value of stock options granted. If we were to change our accounting policy in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock- Based Compensation—Transition and Disclosure and retroactively restate all prior periods as if we had adopted SFAS 123 for all periods presented, then our operating expenses would increase by approximately $1.4 million and $693,000 for the three months ended March 31, 2004 and 2003, respectively.

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

Interest Rate Risk.  Our exposure to interest rate risk relates primarily to our investment portfolio and debt obligations. Interest rate risk occurs when we cannot hold a purchased investment to its maturity. The weighted-average maturity of our investment portfolio, when taking into account the reset feature of floating rate municipal bonds, is limited to

90 days. We intend to have our securities available for sale. We do not expect to recognize an adverse impact on income or cash flows, although there can be no assurance of this. We have established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. We place investments with high credit quality issuers according to our investment policy. We do not use derivative financial instruments in our investment portfolio. All investments are carried at fair market value at March 31, 2004. Due to the short-term nature of our investments and the immaterial amount of our debt obligation, we believe that there is no material exposure to interest fluctuation. Therefore, no accompanying table has been provided.

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

Changes in Internal Controls.  During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, we intend to continue to refine our internal controls on an ongoing basis.  Our management believes that it has taken the necessary steps to fully resolve the reportable condition that was previously reported to our Audit Committee relating to the financial close process used in December 2003 at our Irvine, California facility and that the reportable condition no longer exists.  Under the direction of our recently hired Chief Financial Officer, we reviewed and documented key accounting procedures, trained our finance personnel and realigned accounting responsibilities in our Irvine, California facility to support our operations and external reporting requirements.

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

From September 2002 through June 2003, we participated in settlement negotiations with a committee of issuers’ litigation counsel, plaintiffs’ executive committee and representatives of various insurance companies (the “Insurers”). Our Insurers were actively involved in the settlement negotiations, and strongly supported a settlement proposal presented to us for consideration in early June 2003. The settlement proposed by the plaintiffs would be paid for by the Insurers and would dispose of all remaining claims against us.

After careful consideration, we decided to approve the settlement proposal in July 2003. Although we believe that plaintiffs’ claims are without merit, we have decided to accept the settlement proposal (which does not admit wrongdoing) to avoid the cost and distraction of continued litigation. Because the settlement will be funded entirely by our Insurers, we do not believe that the settlement will have any effect on our financial condition, results or operations or cash flows.

We believe that the settlement will be presented to the Court for approval in the summer of 2004. There can be no guarantee that the settlement will be judicially approved.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

See “Note 7 of Notes to the Condensed Consolidated Financial Statements.”

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

Exhibit		Incorporated by Reference				Filed or Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Registrant’s Chief Executive Officer, dated May 10, 2004.					X

31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Registrant’s Chief Financial Officer, dated May 10, 2004.					X

32.01*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Registrant’s Chief Executive Officer, dated May 10, 2004.					X*

32.02*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Registrant’s Chief Financial Officer, dated May 10, 2004.					X*

*                                         These certifications accompany GRIC’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.  These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of GRIC under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(b) Reports on Form 8-K

Date Filed or Furnished	Item(s)	Description

2/13/04	7, 12	On February 13, 2004, we filed a Form 8-K regarding a press release announcing our financial results for the fourth quarter of 2003.*
2/13/04	5, 7	On February 13, 2004, we filed Amendment No. 1 to the Form 8-K filed December 3, 2003, regarding our acquisition of Axcelerant, Inc.*
2/25/04	5, 7	On February 25, 2004, we filed a Form 8-K regarding a press release announcing that we had hired Daniel Fairfax as our new Senior Vice President of Finance and Chief Financial Officer.

*  The information included under Items 7 and 12 of these reports on Form 8-K was furnished, but is not intended to be deemed filed or incorporated by reference into any filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2004.

GRIC COMMUNICATIONS, INC.

/s/ DANIEL W. FAIRFAX
Daniel W. Fairfax
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)