Form 10-Q
period 2004-06-30
GoRemote Internet Communications, Inc.
filed 2004-08-09
CIK 1059155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to

Commission file number: 000-27871

GoRemote Internet Communications, Inc.
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

Yes  ☒    No  ☐

The number of shares of the registrant’s common stock outstanding as of July 30, 2004 was 41,086,991 shares.

GoRemote Internet Communications, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GoRemote Internet Communications, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	Jun 30, 2004	Dec 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,994	$5,299
Short-term investments	18,011	19,913
Accounts receivable, net of allowances of $261 and $949 at June 30, 2004 and December 31, 2003, respectively	6,891	7,446
Inventory	147	158
Prepaid expenses and other current assets	2,119	1,435
Total current assets	30,162	34,251
Property and equipment, net	2,178	2,009
Goodwill	46,680	46,680
Purchased intangible assets, net	6,717	7,467
Other assets	1,302	721
Total assets	$87,039	$91,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,732	$7,205
Accrued compensation and benefits	1,977	1,311
Current portion of deferred revenue	1,903	661
Other current liabilities	754	691
Current portion of capital lease obligations	—	14
Total current liabilities	10,366	9,882
Deferred revenue, less current portion	1,109	114
Commitments and contingencies
Stockholders’ equity:
Series A redeemable convertible preferred stock, $0.001 par value: 12,801 shares authorized, no shares issued and outstanding at June 30, 2004 and 3,019 shares issued and outstanding at December 31, 2003	—	3,927
Common stock, $0.001 par value; 100,000 shares authorized at June 30, 2004 and December 31, 2003: 40,891 and 37,242 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	41	37
Additional paid-in capital	213,115	208,228
Deferred stock-based compensation	(464)	(644)
Accumulated deficit	(137,128)	(130,416)
Total stockholders’ equity	75,564	81,132
Total liabilities and stockholders’ equity	$87,039	$91,128

See accompanying notes

GoRemote Internet Communications, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$12,535	$9,858	$25,495	$19,349
Costs and expenses:
Cost of revenues	5,014	4,442	10,307	8,807
Network and operations	2,300	824	4,605	1,771
Research and development	1,235	554	2,402	1,199
Sales and marketing	5,678	3,312	10,741	6,009
General and administrative	1,638	1,225	3,228	2,625
Amortization of purchased intangible assets	400	—	800	—
Amortization of stock-based compensation (1)	90	20	180	61
Restructuring benefit	—	(79)	—	(79)
Total costs and expenses	16,355	10,298	32,263	20,393
Operating loss	(3,820)	(440)	(6,768)	(1,044)
Interest income and other, net	19	75	112	66
Loss before income taxes	(3,801)	(365)	(6,656)	(978)
Provision for income taxes	34	11	56	19
Net loss	$(3,835)	$(376)	$(6,712)	$(997)

Basic and diluted net loss per share	$(0.09)	$(0.02)	$(0.17)	$(0.05)
Shares used to compute basic and diluted net loss per share	40,862	21,255	40,169	20,992

(1) Amortization of stock-based compensation consists of:

Network and operations	$26	$1	$52	$3
Research and development	19	2	38	3
Sales and marketing	37	1	74	1
General and administrative	8	16	16	54
Total amortization of stock-based compensation	$90	$20	$180	$61

See accompanying notes

GoRemote Internet Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net loss	$(6,712)	$(997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	725	300
Amortization of stock-based compensation	180	61
Amortization of intangibles	800	—
Gain on sales of assets	—	(116)
Accounts receivable allowances	(235)	(5)
Noncash portion of restructuring benefit	—	(79)
Net changes in assets and liabilities:
Accounts receivable	790	(725)
Inventory	11	—
Prepaid expenses and other current assets	(684)	(360)
Other assets	(581)	161
Accounts payable	(1,473)	366
Accrued compensation and benefits	666	368
Deferred revenue	2,237	172
Other current liabilities	63	(8)
Other long-term liabilities	—	(88)
Net cash used in operating activities	(4,213)	(950)
Cash flows from investing activities:
Available-for-sale investments:
Purchases	(13,100)	(9,150)
Maturities	15,002	5,656
Acquisition of intangibles	(50)	—
Proceeds from sales of assets	—	117
Capital expenditures	(894)	(208)
Net provided by (used in) investing activities	958	(3,585)
Cash flows from financing activities:
Payments of capital lease obligations	(14)	—
Proceeds from sales of common stock, net	964	647
Net cash provided by financing activities	950	647
Net decrease in cash and cash equivalents	(2,305)	(3,888)
Cash and cash equivalents at beginning of the period	5,299	7,314
Cash and cash equivalents at end of the period	$2,994	$3,426

Supplemental disclosures of cash flow information:
Income taxes paid	$42	$20
Supplemental disclosures of non-cash investing activities:
Conversion of Series A preferred stock into common stock	$3,927	$784

See accompanying notes

GoRemote Internet Communications, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.                   Basis of Presentation

The financial information at June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that GoRemote Internet Communications, Inc. (the “Company” or “GoRemote”) considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial information set forth herein does not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for future periods.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The following information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  In May 2004, the Company changed its corporate name from GRIC Communications, Inc. to GoRemote Internet Communications, Inc. to reflect its current vision and service offerings.

2.                   Summary of Significant Accounting Policies

Basis of Presentation.  The condensed consolidated financial statements include all the accounts of GoRemote and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates.  The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Remeasurement.  The Company considers the functional currency of its foreign subsidiaries to be the U.S. dollar. Adjustments resulting from the process of remeasurement into U.S. dollars of the foreign currency financial statements of the Company’s foreign subsidiaries are included in operations and have not been material.

Cash Equivalents.  Cash equivalents consist of certificates of deposit, money market funds and commercial paper with maturities of 90 days or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates market value.

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

Concentration of Credit Risk.  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents and short-term investments principally in domestic financial institutions of high credit standing. The Company is exposed to credit risks in the event of default by these institutions to the extent of the amount recorded on the balance sheet. The credit risk in the Company’s accounts receivable is mitigated by the Company’s credit evaluation process for both domestic and foreign customers. The Company generally does not require collateral and maintains adequate allowances for potential credit losses. Cash equivalents and short-term investments are recorded at fair value. The carrying value of accounts receivable approximates fair value due to the short-term nature of this instrument.

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

Impairment of Long-Lived Assets and Intangible Assets.  The Company evaluates the carrying amount of its long-lived assets, including purchased intangible assets, when events or changes in business circumstances have occurred, which indicate the carrying amount of such assets may not be fully realizable. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. If the Company determines that any of these assets have been impaired, the impairment charge is recorded based on a comparison of the net book value of the assets and the fair value. The fair value of the assets is determined by either discounted future cash flows resulting from the use of the assets over their average remaining useful lives or specific appraisal.

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

Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition or loss of key personnel. In addition, the Company assesses goodwill for recoverability if its market capitalization is less than the value of its net assets. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in net earnings (loss). Goodwill was not considered impaired as of June 30, 2004.

Purchased Intangible Assets.  Purchased intangible assets consist of customer relationships, internal use software and other purchased intangibles such as domain names. Intangible assets are amortized on a straight-line method basis over the estimated useful lives ranging from 1 to 5 years. Purchased intangible assets were not considered impaired as of June 30, 2004.

Revenue Recognition.  Revenues are recognized when a binding agreement or purchase order from the customer has been received, the services have been delivered, the fee or price was fixed or determinable, the collection of the receivable is reasonably assured, and no significant post-delivery obligations remained. The Company derives revenues primarily from remote Internet access services to customers through its virtual network and by providing monthly security and support services and monthly connectivity services for broadband Internet remote access customers.  Remote Internet access services are generally billed on a per-minute basis for usage or at a flat rate per month per user based on negotiated rates. The Company has some customers with minimum commitment arrangements, which are recognized as revenue in the month it has been determined that the minimum commitments have not been achieved, assuming all other criteria for revenue recognition have been met.  Revenues from monthly connectivity services for broadband remote access are recognized as earned and amounts billed in advance are recorded as deferred revenue if collected. Revenues from security and support services are recognized in the month the service is provided.  Revenues from licenses of the Company’s authentication software, related maintenance and support services, and other optional services related to its GoRemote Mobile Office offering are recognized ratably over the life of the contract under which they are provided, which typically ranges from 1 to 12 months. Revenues from installation services and the sale of equipment related to broadband Internet remote access services and managed security services are recognized ratably over 24 months, the expected term of the user relationship.

The Company records estimated allowances against revenues in the same period the revenues are recorded. These estimated allowances are based upon historical analysis of the Company’s credit memo data and other known factors for pricing and transaction volume disputes that arise in the normal course of business. To date, allowances pertaining to our current business have not been significant.

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

From time to time, the Company’s customers, including significant customers, may seek protection under bankruptcy laws. When this occurs, the Company determines its risk that an account receivable will prove to be uncollectible, and establishes appropriate allowances for that contingency as necessary. In addition, for each continuing customer in bankruptcy, the Company evaluates the creditworthiness of the customer and determines whether revenue should be recognized on an accrual basis or when cash payments are received. When revenue is recorded on an accrual basis, the Company has based its judgment on the creditworthiness of the debtor-in-possession, its payment experience, and whether the collectability of receivables is reasonably assured, in addition to other revenue recognition criteria having been met.

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

Research and Development.  Research and development costs, primarily related to the development of software, are expensed as incurred until technological feasibility has been established. To date, the software developed by the Company has generally been available for general release concurrent with the establishment of technological feasibility and, accordingly, no software development costs have been capitalized.

Stock-based Compensation.  The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), using an intrinsic value approach to measure compensation expense, if any. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards. Appropriate disclosures using a fair-value based method, as provided by Statement of Financial Accounting Standards No. 123.  “Accounting for Stock-Based Compensation” (“SFAS No. 123”), are also reflected herein. Options issued to non-employees are accounted for in accordance with SFAS No. 123 using a fair value approach.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for awards to employees under the fair value method of SFAS No. 123. The fair value of stock options under the Company’s 1999 Equity Incentive Plan and stock purchase plan rights under the Company’s 1999 Employee Stock Purchase Plan (“Purchase Plan”) was estimated as of the grant date using the Black-Scholes option-pricing model.

The fair values of stock options granted during the three and six months ended June 30, 2004 and 2003 were estimated at the date of grant assuming no expected dividends and the following weighted average assumptions.

Stock Options

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Expected life (years)	5.09	2.09	4.94	2.04
Expected stock price volatility	4.48	2.50	5.66	1.94
Risk-free interest rate	2.61%	2.62%	2.81%	2.76%

Stock Purchase

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Expected life (years)	0.50	0.49	0.50	0.50
Expected stock price volatility	2.88	0.77	3.94	0.77
Risk-free interest rate	1.68%	2.46%	1.37%	2.46%

For purposes of pro forma disclosures, the estimated fair value of stock-based awards is amortized on a straight line basis against pro forma net loss over the stock-based awards’ vesting period for options and over the offering period for stock purchases under the Purchase Plan.

The Company’s pro forma information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net loss as reported	$(3,835)	$(376)	$(6,712)	$(977)
Add: Amortization of stock compensation measured under APB No. 25	90	20	180	61
Less: Stock-based compensation expense measured under FAS No. 123	(1,441)	(1,219)	(2,795)	(1,953)
Pro forma net loss	$(5,186)	$(1,575)	$(9,327)	$(2,869)

Basic and diluted net loss per share	$(0.09)	$(0.02)	$(0.17)	$(0.05)
Pro forma basic and diluted net loss per share	$(0.13)	(0.07)	$(0.23)	$(0.14)

Calculated under SFAS No. 123, the weighted-average fair values of the employee stock options granted during the three months ended June 30, 2004 and 2003 were $2.93 and $2.24 per share, respectively, and during the six months ended June 30, 2004 and 2003, were $4.27 and $1.94, respectively.  The weighted-average estimated fair value of shares purchased under the Purchase Plan during the three months ended June 30, 2004 and 2003 were $4.48 and $0.66, respectively, and during the six months ended June 30, 2004 and 2003, were $5.13 and $0.54 per share, respectively.

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

Net Loss Per Share.  Net loss per common share and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”) for all years presented.

In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of basic and diluted net loss per share, as their effect is antidilutive.

Weighted-average options outstanding to purchase approximately 7.9 million and 6.3 million shares of common stock for the three months ended June 30, 2004 and 2003, respectively, and approximately 7.7 million and 5.7 million shares of common stock for the six months ended June 30, 2004 and 2003, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. The increase in weighted-average options outstanding for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003, respectively, was primarily due to the grant of new options to the Company’s employees and assumption of options held by former Axcelerant, Inc. (“Axcelerant”) employees in connection with the Company’s acquisition of Axcelerant. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated, except for indemnifications involving infringement of third party intellectual property rights. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet at June 30, 2004.

Reclassifications.  To conform to the 2004 presentation, $114,000 previously reported on the 2003 consolidated balance sheet under current liabilities as the current portion of deferred revenue has been reclassified by the Company and is now included in long-term liabilities under deferred revenue.

3. Business Combination

On December 1, 2003, the Company completed its acquisition of Axcelerant, a privately held provider of broadband Internet remote access services and managed security services. The Company acquired Axcelerant to extend its service offerings, enhance retention of existing customers and improve its ability to obtain new enterprise customers. The purchase price was $58.6 million and the transaction was accounted for as a purchase.

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

Deferred Stock-based Compensation.   The intrinsic value of unvested stock options assumed as a result of the Axcelerant acquisition of approximately $674,000 have been allocated to deferred stock-based compensation and is being amortized to expense on a straight-line basis over the vesting period. The Company assumed options from Axcelerant to purchase a total of approximately 597,000 shares of the Company’s common stock, of which approximately 462,000 were fully vested. Options assumed in connection with the acquisition had exercise prices between $0.02 and $5.05 per share, with a weighted average exercise price of $1.32 per share and a weighted average remaining vesting period of approximately 2.5 years.

4.  Property and Equipment, Intangible Assets and Other Assets

Property and Equipment

Property and equipment comprised the following:

	June 30, 2004	December 31, 2003

Computer hardware	$6,190	$7,843
Software	4,696	4,241
Office furniture and equipment	1,761	1,726
Leasehold improvements	422	418
	13,069	14,228

Less accumulated depreciation and amortization	(10,891)	(12,219)
Total	$2,178	$2,009

Purchased Intangible Assets

Purchased intangible assets are carried at cost less accumulated amortization. Amortization of purchased intangible assets is computed using the straight-line method over their expected useful lives ranging from one to five years.

Purchased intangible assets consisted of the following (in thousands):

June 30, 2004

Customer relationships	$7,500
Internal use software	100
Website URL	50
7,650
Less accumulated amortization	(933)
Total	$6,717

Other Assets

The Company entered into an agreement with a wireless service provider during 2001 for the exchange of services, which resulted in a prepayment for future wireless services and the obligation by the Company to provide future Internet roaming services.  During September 2003, because these assets had not yet been utilized, the Company and the provider amended the underlying agreement to modify the scope of their business relationship and extend the term of the agreement until September 2007, thus permitting the Company to utilize the assets during the extended term. As a result of this amended agreement, the Company entered into a nonmonetary transaction for the exchange of prepaid wireless services for prepaid roaming services and wireless cards. Because this nonmonetary transaction did not represent a culmination of an earnings process, no revenues or expenses have been, or will be recorded by the Company pursuant to this transaction. In addition, there was no indicated loss on this exchange of services. As of June 30, 2004, there was $537,000 of the asset remaining to be utilized, which the Company believes will be utilized over the period of the agreement.

5. Commitments and Contingencies

Lease Commitments.  The Company leases all of its facilities under operating leases that expire at various dates through 2008. As of June 30, 2004, the Company had $3.4 million in future operating lease commitments.

Purchase Commitments.  The Company has entered into certain non-cancelable purchase commitments from suppliers who provide network access, software and related services that are utilized by the Company in order to deliver its GoRemote MobileOffice solution. As of June 30, 2004, the Company had $2.7 million in future purchase commitments that expire at various dates through 2005.

Legal Matters.  The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.

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

After careful consideration, the Company approved the settlement proposal in July 2003. Although the Company believes that plaintiffs’ claims are without merit, it decided to accept the settlement proposal (which does not admit wrongdoing) to avoid the cost and distraction of continued litigation. Because the settlement will be funded entirely by its Insurers, the Company does not believe that the settlement will have any effect on the Company’s consolidated financial condition, results or operations or cash flows.

The settlement was presented to the Court for approval in June 2004. While the Court is expected to approve or disapprove the settlement in the coming months, there can be no guarantee that the settlement will be judicially approved.

6.                   Segment Information

The Company operates in one segment, providing a global remote access solution for corporate enterprises with mobile and remote workforces and for the Company’s service provider resellers and value-added resellers.

The following is a summary of revenue by geographical area for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenue by external customers:
United States, Canada and Latin America	$8,703	$5,454	$17,356	$10,479
Japan/Korea	1,906	2,637	4,226	5,221
Asia Pacific	892	792	1,758	1,649
Europe, Middle East and Africa	1,034	975	2,155	2,000
	$12,535	$9,858	$25,495	$19,349

The following is a summary of long-lived assets by geographical area for the periods presented:

	June 30, 2004	December 31, 2003
	(in thousands)
Long-lived assets:
United States	$56,048	$56,633
Rest of World	63	72
	$56,111	$56,705

Revenue by external customer is based on the customer’s billing locations. Long-lived assets are those assets used in each geographic location.  For the three and six months ended June 30, 2004, one customer and two customers, respectively, accounted for 10% or more of the Company’s total consolidated revenues.

7.                                      Stockholder’s Equity

Series A Redeemable Convertible Preferred Stock.  During the three months ended June 30, 2004 and 2003, zero and 286,000 shares, respectively, and during the six months ended June 30, 2004 and 2003, 3.0 million and 602,000 shares, respectively, of Series A Preferred Stock were converted into common stock.  No shares of Series A Preferred Stock were outstanding at June 30, 2004.

Series A Preferred Stock Warrants.  No Series A Preferred Stock warrants were exercised during the three and six months ended June 30, 2004.  Series A Preferred Stock warrants for 42,000 shares were exercised during the three and six months ended June 30, 2003.  Warrants to purchase 1.5 million shares of Series A Preferred Stock were outstanding at June 30, 2004.

Stock Repurchase Program. In September 2001, the Board of Directors approved a program to expend up to $2.0 million to repurchase shares of the Company’s common stock in open market transactions. The Company purchased 110,000 shares for approximately $99,000 during 2001. Although the program approval remains in effect, the Company repurchased no additional shares during 2002, 2003 or during the three and six months ended June 30, 2004.

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

Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us”, “the Company” and “GoRemote” refer to GoRemote Internet Communications, Inc. and its subsidiaries as a whole.

Overview

We provide secure managed broadband and remote access solutions to enterprises and service providers. Our solutions enable enterprises to securely, reliably, and cost-effectively extend their corporate networks and applications to mobile and remote workers outside the corporate firewall. These workers include mobile professionals such as sales professionals, project managers and engineers; teleworkers, including call center agents; telecommuters; and employees in branch offices and retail settings. We provide comprehensive and integrated managed broadband and global remote access services that include: intelligent client software; multiple network access types, including broadband, Wi-Fi and dial-up; security capabilities that ensure security policy compliance by remote workers; a real-time remote access management console; end-to-end managed and value-added services including managed security services; and design, deployment, monitoring, and technical support. Our products and services enable enterprises to reduce the cost, complexity and risk of remote office networking, while maximizing the productivity of mobile and remote workers.

In December 2003, we acquired Axcelerant, Inc., a privately-held provider of broadband Internet remote access services and managed security services.  In May 2004, we changed our corporate name from GRIC Communications, Inc. to GoRemote Internet Communications, Inc. to reflect our current vision and service offerings. On August 2, 2004, we announced the appointment of Tom Thimot to serve as our President and Chief Executive Officer, replacing Bharat Davé, who resigned in late July.

The majority of our revenue comes from providing settlement and clearing-house services for our customers. We provide services over a heterogeneous virtual network known as the GoRemote Global Network. As of August 1, 2004, the GoRemote Global Network included more than 33,000 Internet access-dialing locations, over 12,000 public wireless fidelity—or WiFi—hotspots and approximately 1,400 public broadband access points in approximately 150 countries. Through the acquisition of Axcelerant, we added a virtual broadband cable modem and DSL network that spans the United States and Canada. This network is an aggregation of the networks of more than 150 broadband providers, including virtually all of the leading cable companies, ILECs and CLECs in the United States. By utilizing this network, we are able to provide comprehensive coverage in the United States for enterprises requiring broadband branch office and broadband teleworker solutions. We created the GoRemote Global Network by forming contractual relationships with over 500 access providers — Internet service providers, cable companies, DSL companies and telecommunication companies. These providers, which we refer to as the GoRemote Global Network members, are able to share their communications networks. Our customers, who are enterprises, value added resellers (VARs) and service provider resellers, benefit from the resulting network delivering secure mobile Internet access cost-effectively. Our member providers benefit from the GoRemote Global Network because we manage this shared network and provide settlement services.  We have established common technical, service and payment standards to settle charges that our customers incur when their end users access the network facilities of GoRemote Global Network members to conduct Internet-based communications, such as Internet roaming. We intend to continue developing our service offering to introduce new Internet-based remote communications services that may be adopted, deployed and managed on a global scale across the GoRemote Global Network.

We have incurred substantial losses since our inception as a result of expenses associated with building the GoRemote Global Network and related network infrastructure, developing our software products and marketing our solutions to our customers. We had an accumulated deficit of approximately $137.1 million as of June 30, 2004. We cannot assure you that we will achieve or sustain profitability. See “Factors That May Affect Future Results—We have a history of net losses and may incur future losses.”

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

Revenue Recognition and Related Allowances.  We enter into agreements to sell our managed broadband and global access solutions, which may include one or more of our services and product offerings. Revenues are recognized when a binding agreement or purchase order from the customer has been received, the services have been delivered, the fee or price is fixed or determinable, the collection of the receivable was reasonably assured, and no significant post-delivery obligations remain. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules, which require us to make certain judgments and estimates. In applying our revenue recognition policy we must determine which portions of our revenues are recognized currently and which portions must be deferred. In order to recognize revenue, we make judgments and estimates with regard to the revenues earned for services—including related installation services and products—and maintenance services, as well as the timing of the delivery of such services and products. In addition, we provide services over a heterogeneous virtual network, which was created by forming contractual relationships with over 500 access providers — Internet service providers, cable companies, DSL companies and telecommunications companies. These companies may provide us their services under either a reseller or an agency arrangement. In applying our revenue recognition policy we must make judgments and estimates with regard to the specific facts and circumstances surrounding each provider relationship to determine which portion of our revenues we provide under a reseller arrangement, where we would record gross revenues and cost of revenues, and which portion of our revenues we provide as an agent, where we would record revenues and cost of revenues combined on a net basis. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes, any of which could cause a material impact on the revenues that we have reported.

Our services for remote Internet access are generally billed on a per-minute basis for usage or at a flat rate per month per user based on negotiated rates for which we recognize revenue in the month the services are provided. Our solutions may also include installation services, the sale of customer premise equipment and managed security services related to our broadband services offerings. Revenue from broadband installation services and the sale of related equipment is deferred and recognized ratably over a 24-month period. We consider these services and products to be an enabler of the related remote access service contracts and we estimate that, on average, our customer’s remote broadband access workers use our services for a period of approximately 24 months. Revenues from managed security services are recognized in the month the service is provided. To a lesser extent, we also derive a portion of our revenues from licenses of our authentication software, related maintenance and support services, and other optional services related to our remote access solutions which are recognized ratably over the term of service, which is typically 1 to 12 months. These other revenues amounted to five percent or less of total revenues over the last three years.  Amounts billed in advance of revenue recognition are recorded to deferred revenue as collected. We have some customers with minimum commitment arrangements. We record such revenue in the month that we determine that minimum commitments have not been met and for which revenue recognition criteria have been met. We recognize certain broadband connectivity revenues generated under agency arrangements on a net basis.

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

From time to time our customers, including significant customers, may seek protection under bankruptcy laws. While we assess the credit-worthiness of our customers on an on-going basis, when such a bankruptcy event occurs, our management determines our risk that an account receivable will prove to be uncollectable, and establishes appropriate allowances for that contingency as necessary. In addition, for each continuing customer in bankruptcy management evaluates the creditworthiness of the customer and determines whether revenue should be recognized on an accrual basis or when cash payments are received. When we record revenue on an accrual basis, management has based their judgment on the creditworthiness of the debtor-in-possession, their payment experience and whether the collectability of receivables is reasonably assured, in addition to other revenue recognition criteria having been met.

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

Valuation of Long-Lived Assets including Intangible Assets.  We evaluate the carrying amount of our long-lived assets, including purchased intangible assets, whenever events or circumstances indicate the amount of the assets may not be recoverable. Determination of impairment of property and equipment, goodwill and intangible assets is highly subjective and requires significant judgment at many points during the analysis. This analysis is based on our estimate of future cash flows that the assets are expected to generate and their eventual disposition. If we determine that any of these assets have been impaired, the impairment charge will be charged to earnings in the period such determination is made.

Valuation of Goodwill.  We test goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition and loss of key personnel. In addition, we assess goodwill for recoverability if our market capitalization is less than the value of our net assets. The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of our future performance. The assumptions supporting the estimated future cash flows, including the discount rate used and estimated terminal value reflect our best estimates.

Business Combination

On December 1, 2003, we completed our acquisition of Axcelerant, a privately-held provider of broadband Internet remote access services and managed security services. Our acquisition of Axcelerant did not result in a new reportable segment. The results of operations of Axcelerant have been included in our financial statements subsequent to the date of the acquisition. See Note 3 “Business Combination” of “Notes to Condensed Consolidated Financial Statements.”

Results of Operations

Three and Six Month Periods Ended June 30, 2004 Compared to Three and Six Month Periods Ended June 30, 2003

Overview of the Second Quarter of 2004

During the second quarter of 2004, we continued to develop our business from being based principally on an indirect sales model — as it was in the second quarter of 2003 when we principally sold our services on a wholesale basis through large telecommunications companies and service providers — to a model under which we sell a significant portion of our services directly or through VARs to enterprise customers.  During the second quarter of fiscal 2004 and fiscal 2003, 49% and 16%, respectively, of our quarterly revenues were derived from services sold to enterprise customers both directly and indirectly through our VARs. We continued our focus on acquiring and serving enterprise customers by enhancing the quality and breadth of the GoRemote Global Network and increasing the value of our solution offering by delivering new products such as our management and administrative console for enterprise IT departments and our end–to–end remote access security solution. As a result of our December 2003 acquisition of Axcelerant, the GoRemote Global Network now also includes a virtual broadband cable and DSL network that spans the United States and Canada. By aggregating the networks of more than 150 broadband providers, we are able to provide enterprise branch offices and teleworkers with comprehensive broadband coverage in North America.

In the second quarter of 2004, our revenues, expenses and gross margin each increased over the second quarter of 2003. Revenues were higher primarily due to the addition of managed broadband revenues that resulted from our acquisition of Axcelerant. Cost of revenues was lower as a percentage of revenues principally as a result of sales to enterprise customers representing a higher percentage of our total revenues during the first quarter of 2004. Our operating expenses were higher in the second quarter of 2004 than in the second quarter of 2003 principally due to the addition of personnel at our Irvine, California facility that resulted from our acquisition of Axcelerant and our increased investment in enterprise focused sales and marketing efforts.   We expect our quarterly operating expenses to decrease in absolute dollar terms in the third quarter of 2004 as we continue to improve our operating efficiency in support of our enterprise customer base. During August 2004, we intend to develop a plan to return to profitability and build sustainable revenue growth.  In the course of developing this plan, we expect to identify additional cost savings measures to be implemented during the second half of 2004.

We continue to focus on delivering innovative services for our customers to drive revenues and achieve positive earnings. In fiscal 2004 we plan to release additional new value added services, which we expect will augment the revenues we derive from our existing customers and, together with expanding the global footprint of the GoRemote Global Network, drive revenues from new enterprise customers. Several factors will impact our ability to achieve and sustain profitability, including the effectiveness of our sales and marketing efforts through both direct and VAR sales channels, the timely release of new services and the introduction of new services by existing or new competitors.  Currently, we do not expect to be profitable during 2004.  For a discussion of these and other risk factors, see the section titled “Factors That May Affect Future Results.”

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)		(in millions)

Revenues	$12.5	$9.9	$25.5	$19.3

Total revenues increased approximately $2.7 million in the three months ended June 30, 2004, compared to the three months ended June 30, 2003, which represented an increase of 27%.  The increase was principally due to the addition of broadband revenues during the three and six months ended June 30, 2004.  Approximately 31% and 28% of our revenues for the three and six months ended June 30, 2004, respectively, were generated from sales of broadband and Wi-Fi services.  Fiberlink Communications Corporation accounted for 11% of our consolidated revenues during the three months ended June 30, 2004.  Sony Communication Network Corporation and Fiberlink Communications Corporation, both of which are service provider resellers, each accounted for 11%, of our consolidated revenues during the six months ended June 30, 2004.  Fiberlink is both a customer and in certain markets a competitor of GoRemote, principally with respect to our dialup remote access offering.  Our experience in the first half of 2004 showed us that the decline in dialup revenues from service providers may occur at a more rapid pace than previously projected.

We expect 2004 revenues to exceed 2003 revenues, based on both sales to new customers and sales of additional services, such as our newer broadband teleworker and branch office solutions and managed security service offering, to our existing customers, partially offset by competitive pricing pressures on our legacy Internet access services and a decline in dial-up usage.

Costs and Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)		(in millions)

Cost of revenues	$5.0	$4.4	$10.3	$8.8
Percentage of revenues	40.0%	45.1%	40.4%	45.5%
Network and operations	$2.3	$0.8	$4.6	$1.8
Percentage of revenues	18.3%	8.4%	18.1%	9.2%
Research and Development	$1.2	$0.6	$2.4	$1.2
Percentage of revenues	9.9%	5.6%	9.4%	6.2%
Sales and Marketing	$5.7	$3.3	$10.7	$6.0
Percentage of revenues	45.3%	33.6%	42.1%	31.1%
General and administrative	$1.6	$1.2	$3.2	$2.6
Percentage of revenues	13.1%	12.4%	12.7%	13.6%
Amortization of purchased intangibles	$0.4	$—	$0.8	$—
Percentage of revenues	3.2%	—%	3.1%	—%
Amortization of stock-based compensation	$0.09	$0.02	$0.2	$0.06
Percentage of revenues	0.7%	0.2%	0.7%	0.3%
Restructuring recovery	$—	$(0.08)	$—	$(0.08)
Percentage of revenues	—%	0.1%	—%	0.4%

Cost of Revenues.  Cost of revenues consists of amounts we pay to access the Internet in order to provide remote Internet access services for our customers and to offer other mobile broadband services.

Cost of revenues increased approximately $572,000 in the three months ended June 30, 2004 compared to the three months ended June 30, 2003, representing an increase of 13%.  The increase was primarily due to the inclusion of three months of the cost of broadband revenues following our acquisition of Axcelerant, offset by decreased volumes of remote Internet access.  Additionally, we expensed license and maintenance cost related to our new client software in the amount of approximately $157,000 offset by the reversal of an accrual related to unbilled service provider charges from prior periods. Cost of revenues increased approximately $1.5 million in the six months ended June 30, 2004 compared to the six months ended June 30, 2003, representing an increase of 17%.  We expect that for the remainder of 2004 the cost of revenues will increase in absolute dollars as remote Internet access revenues and broadband revenues increase, but be similar to the quarter ending December 31, 2003 as a percentage of revenues.

Network and Operations.  Network and operations expenses consist of salaries and benefits, depreciation on network equipment, allocated facility and management information systems expenses, administrative expenses, costs of co-location of network equipment and leased telecommunication lines and other related costs.

Network and operations expenses increased approximately $1.5 million in the three months ended June 30, 2004 compared to the three months ended June 30, 2003, representing an increase of 179%. The increase was primarily due to an increase in compensation and benefits-related expenses of approximately $1.0 million and increased facility allocation of approximately $214,000, both of which are primarily related to the inclusion of three months of network and operations expenses incurred in our Irvine, California facility following our acquisition of Axcelerant.  Additionally, there was approximately $41,000 of increased professional fees related to post-acquisition integration activities and improving network systems and a reduction of depreciation expense in the three months ended June 30, 2003 of approximately $74,000 related to property and equipment adjustments that related to prior periods, which did not reoccur in 2004.  Network and operations expenses increased approximately $2.8 million in the six months ended June 30, 2004 compared to the six months ended June 30, 2003, representing an increase of 160%.  The increase was primarily due to an increase in compensation and benefits-related expenses of approximately $2.0 million and increased facility allocation of approximately $468,000, both of which are primarily related to the inclusion of three months of network and operations expenses incurred in our Irvine, California facility following our acquisition of Axcelerant.  We expect the network and operations expenses to decrease in absolute dollars and as a percentage of revenues during the remainder of 2004 as we become more efficient in deploying new customers and in our customer service operations.

Research and Development.  Research and development expenses consist of salaries and benefits, allocated facility and management information systems, depreciation costs, outside consultants, facilities costs, administration and other related costs.

Research and development expenses increased approximately $681,000 in the three months ended June 30, 2004 compared to the three months ended June 30, 2003, representing an increase of 123%.  The increase was primarily due to an increase in compensation and benefits expenses of approximately $212,000 primarily related to the inclusion of three months of research and development expenses incurred in our Irvine, California facility following our acquisition of Axcelerant, and approximately $213,000 related to increased compensation costs due to adding staff in the United States and India in order to service our growing enterprise customer base. In addition, engineering consulting fees increased by approximately $55,000 and a reduction of depreciation expense in the three months ended June 30, 2003 of approximately $87,000 related to property and equipment adjustments that related to prior periods, which did not reoccur in 2004.  Research and development expenses increased approximately $1.2 million in the six months ended June 30, 2004 compared to the six months ended June 30, 2003, representing an increase of 100%.  The increase was primarily due to an increase in compensation and benefits expenses of approximately $465,000 primarily related to the inclusion of six months of research and development expenses incurred in our Irvine, California facility following our acquisition of Axcelerant, and approximately $342,000 related to increased compensation costs due to adding staff in the United States and India. In addition, engineering consulting fees increased by approximately $133,000.  We expect research and development expenses to decrease in absolute dollars and as a percentage of revenues during the remainder of 2004 as we continue to shift staff from our U.S. headquarters to our development center in India where engineering talent is available at more favorable rates.

Sales and Marketing.  Sales and marketing expenses consist of salaries and benefits, allocated facility and management information systems costs, travel and entertainment costs, costs for marketing and promotional programs, outside consultants, commissions earned by sales and marketing personnel, and costs associated with domestic and international sales offices and other related costs.

Sales and marketing expenses increased $2.4 million in the three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003, representing an increase of 71%. The increase was primarily due to an increase in compensation and benefits of approximately $1.2 million related to our increased sales force and marketing personnel, an increase of approximately $666,000 in marketing and promotional activities, an increase of approximately $118,000 in travel and entertainment expenses, and an increase of approximately $94,000 in outside consulting services as we expanded our marketing activities.  In addition, allocated facilities costs and administrative expenses increased by approximately $200,000 and a reduction of depreciation expense in the three months ended June 30, 2003 of approximately $79,000 related to property and equipment adjustments that related to prior periods, which did not reoccur in 2004.  Sales and marketing expenses increased $4.7 million in the six-month period ended June 30, 2004 compared the six-month period ended June 30, 2003, representing an increase of 79%.  The increase was primarily due to an increase in compensation and benefits of approximately $2.3 million related to our increased sales force and marketing personnel, an increase of approximately $1.3 million in marketing and promotional programs, an increase of approximately $319,000 in travel and entertainment expenses, and an increase of approximately $235,000 in outside consulting services as we expanded our marketing activities.  In addition, allocated facilities costs and administrative expenses increased by approximately $403,000.  We expect the overall amount of sales and marketing expenses to decrease for the remainder of 2004 in absolute dollars and as a percentage of revenues as we improve the productivity of our sales force and refine our advertising and marketing strategy.

General and Administrative.  General and administrative expenses consist of general corporate and facility costs as well as salary, benefits and related costs for executive, finance, legal, administrative, human resources, investor relations and management information systems functions and provisions for uncollectible receivables.

General and administrative expenses increased approximately $413,000 in the three months ended June 30, 2004 compared to the three months ended June 30, 2003, representing an increase of 34%. The increase was primarily due to higher compensation and benefits expenses of approximately $386,000 principally due to the inclusion of three months of general and administrative expenses incurred in our Irvine, California facility following the acquisition of Axcelerant, approximately $308,000 of increased professional fees primarily related to services provided by our independent auditors and services for Sarbanes-Oxley compliance activities.  Additionally, there was a reduction of depreciation expense in the three months ended June 30, 2003 of approximately $62,000 related to property and equipment adjustments that related to prior periods, which did not reoccur in 2004. These increases were offset by a reduction of the allowance for doubtful accounts of approximately $235,000 and a $66,000 reduction in insurance costs.  General and administrative expenses increased approximately $603,000 in the six months ended June 30, 2004 compared to the six months ended June 30, 2003, representing an increase of 23%.  The increase was primarily due to higher compensation and benefits expenses of approximately $665,000 principally due to the inclusion of six months of general and administrative expenses incurred in our Irvine, California facility following the acquisition of Axcelerant, approximately $561,000 of increased professional fees primarily related to services provided by our independent auditors and Sarbanes-Oxley compliance consultants.  These increases were partially offset by approximately $408,000 for non-recurring costs related to payments made in connection with the resignation of our former Chief Executive Officer during the first quarter of 2003.  We expect the amount of general and administrative expenses to increase during 2004 in absolute dollars while we complete the integration of our Irvine, California operations and update back office processes and procedures company-wide to implement the requirements of the Sarbanes-Oxley Act of 2002 and related regulations, but to stay approximately the same as a percentage of revenues.

Amortization of Purchased Intangibles.  Amortization of purchased intangibles includes three and six months of amortization of the intangible assets acquired in connection with the acquisition of Axcelerant.  The value assigned to Axcelerant customer relationships was $7.5 million, which is amortized on a straight-line basis over a five-year life at a rate of $125,000 per month. The value assigned to internal use software was $100,000, which is amortized on a straight-line basis over a one-year life at a rate of $8,000 per month.

Amortization of Stock-Based Compensation.  Some stock options previously granted through December 14, 1999 were considered compensatory because the deemed fair value for accounting purposes was higher than the stock option exercise price as determined by the board of directors on the date of grant. Additionally, in connection with of our acquisition of Axcelerant, we recorded $674,000 of additional deferred stock-based compensation, which will be amortized over the vesting period of the underlying stock options assumed during the acquisition. As a result, we recorded amortization of deferred compensation expense of $90,000 and $20,000 during the three months ended June 30, 2004 and 2003, respectively, and $180,000 and $61,000 during the six months ended June 30, 2004 and 2003, respectively. We expect to record amortization of deferred compensation expense of approximately $359,000 in 2004, related to options assumed by us in connection with our acquisition of Axcelerant.

As of June 30, 2004, we had an aggregate of $464,000 of deferred compensation related to the acquisition of Axcelerant that remained to be amortized. Deferred compensation is amortized on a straight-line basis over the vesting period of the options. We expect amortization of stock-based compensation to end in 2007.

Interest Income and Other, Net and Taxes

Interest income and other, net, interest expense and taxes for the three and six months ended June 30, 2004 and 2003 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)

Interest income and other, net	$19	$75	$112	$66
Provision for income taxes	$34	$11	$56	$19

Interest Income and Other, Net

Interest income and other, net, primarily represents interest income on cash balances and on short-term investments, gain on disposition of assets and sales, use and value-added tax.

Interest income and other, net, decreased $56,000 in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.  This decrease is primarily due to approximately $21,000 loss on foreign currency re-measurement, a reduction in interest income of approximately $11,000 in interest income due to lower interest rate yields and a gain on the disposition of an asset recorded in 2003, which did not reoccur in 2004.  Interest income and other, net, increased $46,000 in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The increase primarily reflects higher sales, use and value-added tax of approximately $177,000 during 2003 offset by a gain on the sale of assets of approximately $116,000 during 2003, which did not reoccur in 2004.

Income Taxes

The provision for income taxes was $34,000 and $11,000 for the three months ended June 30, 2004 and 2003, respectively, and was $56,000 and $19,000 for the six months ended June 30, 2004 and 2003, respectively.  The provision for income taxes consists of foreign tax provisions and state taxes.

Liquidity and Capital Resources

	June 30,
	2004	2003
	(in thousands)

Cash and cash equivalents	$2,994	$3,426
Net cash used in operating activities	(4,213)	(950)
Net cash provided by (used in) investing activities	958	(3,585)
Net cash provided by financing activities	950	647

Cash and Cash Equivalents.  Our principal source of liquidity is our cash, cash equivalents and short-term investments. As of June 30, 2004, in addition to our cash and cash equivalents balance of $3.0 million, we had a short-term investment balance of approximately $18.0 million.

Operating Activities.  Net cash used in operating activities in the six months ended June 30, 2004 of $4.2 million was primarily a result of our net operating losses of $6.7 million, decreased accounts payable balances of approximately $1.5 million and increased prepaid expenses and other assets of $1.3 million primarily related to deferred installation costs offset by increased deferred revenues of approximately $2.2 million primarily related to deferred installation revenues, an increase of approximately $1.7 million in depreciation, amortization of intangibles and stock-based compensation and lower accounts receivable balances of approximately $790,000 from increased collection activities. We expect the number of days it takes for us to collect our accounts receivable to lengthen from the periods experienced historically, primarily due to the longer payment cycles generally associated with enterprise customers and the increasing percentage of our revenue base represented by such customers.

Investing Activities.  Net cash provided by investing activities during the six months ended June 30, 2004 of approximately $958,000 was primarily the result of liquidation of certain short-term instruments offset by capital expenditures of approximately $894,000.

Financing Activities.  Net cash provided by financing activities during the six months ended June 30, 2004 of approximately $950,000 was primarily the result of proceeds of sales of common stock to our employees and option holders.

Commitments.  We lease all of our facilities under operating leases that expire at various dates through 2008. We have entered into certain purchase commitments from suppliers who provide network access, software and related services that are utilized by us in order to deliver our products and services solution.

During 2004, we expect to increase capital equipment expenditures in absolute dollars as compared to 2003 while we complete the back office automation and integration of Axcelerant and update certain other back office processes and procedures required for us to efficiently run our business.  We also expect to provide certain customer premise equipment under a monthly service arrangement for a fee.

The future minimum operating lease and purchase commitments were as follows at June 30, 2004:

	Operating Leases	Purchase Commitments
	(in thousands)

2004	$982	$626
2005	993	1,124
2006	784	921
2007	561	—
2008	90	—
Thereafter	—	—
	$3,410	$2,671

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated, except for indemnifications involving infringement of third party intellectual property rights. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of June 30, 2004.

Summary of Liquidity.  We believe that our available cash, cash equivalents and short-term investments of $21.0 million at June 30, 2004 and cash expected to be generated by operations during the next twelve months, will fund planned operations for at least the next twelve months. We utilized $1.4 million and $4.2 million in cash during the three and six months ended June 30, 2004, respectively.

We plan to invest in expanding our remote access solutions, on a global basis, by continuing to build strategic partnering relationships. This will require us to maintain market acceptance, and to grow our remote access solutions offerings in order for us to continue our research and development activities and fund planned operating expenses. There can be no assurance that our remote access solutions offerings will maintain market acceptance, growth and operating margins.

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

Factors That May Affect Future Results

In addition to the information in this Quarterly Report on Form 10-Q, the following should be considered in evaluating GoRemote and our business.

If we fail in our strategy of focusing our sales efforts on larger companies, our revenue and profitability goals will likely not be achieved.

Historically, a significant portion of our revenues was derived from smaller companies in the Internet marketplace, but in recent periods we have attempted to focus our sales and marketing efforts on larger corporate and enterprise-level customers. This strategy places new demands on our business, such as the longer sales cycles and higher levels of service and support that larger accounts generally require. Some of our competitors with greater financial resources than ours have focused their sales efforts on selling to large enterprises for a longer period of time with more success than we have experienced, which adds to the risk of our strategy.  In July 2004, our senior vice president of worldwide sales resigned, which may make execution of this strategy more difficult.  If we fail in this strategy, or if we have underestimated the costs of this strategy, we will likely miss our revenue and profitability goals.

The markets that we serve are highly competitive and there is no assurance that we will be able to achieve or maintain profitability.

We are aware of many companies in related markets that address particular aspects of the features and functions that our products provide. Currently, we compete directly with iPass and Fiberlink Communications Corporation in the market for Internet roaming and related settlement services, and each of iPass and Fiberlink has a network that competes with the GoRemote Global Network. In addition, iPass has greater cash resources than we do and each of iPass and Fiberlink has a larger sales force than our own dedicated to enterprise sales. Large communications service providers such as AT&T, Equant and MCI also have the ability and resources to compete with us in the Internet-based mobile office communications services market. In the mobile broadband services market, our primary competitors include Megapath, ePresence and Netifice. Many of our competitors have longer operating histories, greater name recognition or larger customer bases, which they may leverage in order to obtain more favorable volume discounts from suppliers. In addition, these competitors may be able to undertake more extensive marketing efforts, adopt more aggressive pricing policies and provide more favorable payment terms to customers than we can, which could limit our opportunities to obtain new customers or cause us to lose our existing customers.

If we are unable to increase revenues associated with broadband services, our ability to grow our business will be impaired.

Until our acquisition of Axcelerant in December 2003, we generated our remote Internet access services revenues almost exclusively from the sale of services based on dialup access—a narrowband technology. In some countries, including the United States, the use of narrowband as a primary means of remote access is expected to decline over time as broadband access technologies, such as cable modem, DSL and Wi-Fi, become more widely adopted and used. Our experience in the first half of 2004 showed us that the decline in dialup revenues from service providers may occur at a more rapid pace than previously projected.  Although we have recently begun to generate revenues from managed broadband access following our acquisition of Axcelerant, the future growth of our business may depend in large part upon our ability to expand the broadband elements of our virtual network and generate broadband revenues at a substantially higher level and growth rate. We may not succeed in this expansion and we may not generate substantial new revenues, which could harm our results and cause our stock price to decline.

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

We recently appointed a new chief executive officer, which may lead to other unanticipated departures of executives and other key personnel.

On August 2, 2004, we announced the appointment of Tom Thimot to serve as our President and Chief Executive Officer, replacing Bharat Davé who resigned in late July.  Our Senior Vice President Worldwide Sales resigned earlier in July.  It is possible that these executive changes will lead to the departure of other executives, senior managers or other key personnel.  Because our management team is relatively small, any single departure can have a significant impact.  Unanticipated departures of additional executives and other key personnel could make it more difficult for us to run our business and execute on our strategic goal of returning to profitability and building sustainable revenue growth.

Since we have no assurance that customers will continue to use our services or that our customer base will expand, we will have little ability to predict revenue growth or operating results.

Our customers are generally free to use competing products and services and dialup remote access prices are declining, so we could face significant customer losses, at unpredictable times. We had one customer in the three months ended June 30, 2004 that accounted for more than ten percent of our revenues, Fiberlink Communications Corporation (11%). We had two customers in the six months ended June 30, 2004 that each accounted for more than ten percent of our revenues, Sony Communication Network Corporation (11%) and Fiberlink Communications Corporation (11%). This concentration of revenue from two customers, each of which principally purchases our dialup remote access service, makes our business more risky.  Losing either of these customers could result in a significant revenue shortfall for us. In addition, large customers have significant negotiating power during contract discussions or in the event of a customer dispute, which may make it more likely that the terms of the customer arrangement or settlement may be more favorable to the customer. We are in direct competition with Fiberlink, which makes it more likely that revenues from Fiberlink will decline in the future. These factors make it difficult to anticipate the level of our future revenues from existing customers. In addition, our success depends on our ability to expand and diversify the composition of our customer base. If we are unable to expand our customer base and increase our average revenues per customer, our business success will be less likely.

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

The integration of Axcelerant into our company has been and continues to be a time consuming and expensive process and may disrupt our operations if it is not completed in a timely and efficient manner.  If this integration effort is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve anticipated synergies or other benefits of the merger. Having completed the merger, we must now operate a single organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We may encounter the following difficulties, costs and delays involved in fully integrating Axcelerant’s operations into our operations:

•                                          failure of customers to accept new services of the combined company;

•                                          potential incompatibility of technologies and systems; and

•                                          potential difficulties in successfully integrating the employees of GoRemote and Axcelerant;

•                                          managing our growth and managing larger, more geographically dispersed operations;

•                                          perceived adverse changes in business focus; and

•                                          the loss of key employees and diversion of the attention of management from other ongoing business concerns.

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

The market price of our common stock has traditionally been highly volatile, and if we do not meet the expectations of analysts, the market price of our common stock could decline further.

In the past, the price of our common stock has experienced large swings up and down. As of August 1, 2004, our common stock is valued less than it was at the time of the closing of our acquisition of Axcelerant. This volatility might occur again in the future. Volatility can arise particularly in response to quarter-to-quarter variations in the actual or anticipated financial results of us or our customers or competitors, and announcements that our competitors or we make regarding new product and service introductions. The market price of our common stock can also fluctuate in response to price and volume fluctuations in the stock market, particularly those that affect the market prices of technology stocks.

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

We have incurred significant losses to date and we expect to continue to incur losses for some period of time. We incurred operating losses before income taxes of approximately $1.8 million for 2003, $5.0 million for 2002 and $31.6 million for 2001. As of June 30, 2004, we had an accumulated deficit of $137.1 million and incurred a loss of $3.8 million for the quarter then ended.

We have experienced negative cash flows in each year since our inception in 1994, and we expect to continue to do so for some time in the future. In addition, we may also incur significant new costs related to possible acquisitions, the development of new products and services, the integration of new technologies or the update of old technologies. Moreover, we might not be able to achieve operating profitability on a quarterly or annual basis. To achieve profits, we will need to maintain our relationships with existing customers, generate additional revenue growth from our existing customers and obtain new customers, while continuing to control our expenses. We expect to continue to invest in network and operations, research and development and sales and marketing, and we expect to face pressure to adopt new pricing arrangements, including volume discounts, that may lower our gross margins. As a result, our ability to achieve and sustain profitability will depend on our ability to sustain and achieve substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to achieve profitability, our stock price could decline.

We may require additional capital for our operations, which could have a negative effect on your investment.

If our cash proves to be insufficient to fund our operations, we may need to raise additional funds at some point in the future. In the three and six month periods ended June 30, 2004 we utilized $1.4 million and $4.2 million, respectively, in cash, leaving us with a cash, cash equivalent and short term investment balance of $21.0 million. If we raise additional funds by selling equity or convertible debt securities, our stockholders may experience additional dilution and these new securities may have powers, preferences and rights that are senior to those of the rights of our common stock. We cannot predict whether additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our business operations, promote our brand identity, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures. Any inability to do so could have a negative effect on our business, revenues, financial condition and results of operations.

If our common stock price falls below and remains under $1.00, or if we otherwise fail to comply with Nasdaq rules, our common stock could be delisted from The Nasdaq National Market, which could severely limit the trading market for our common stock.

If we fail to meet the criteria for continued listing on The Nasdaq National Market, our common stock may be delisted, which could make it more difficult for you to sell your shares. For example, if the market price for our common stock falls and remains below $1.00 per share for thirty trading days, we would be subject to delisting. On July 30, 2004, the closing price of our common stock was $1.27.

The telecommunications industry continues to experience instability, which may cause consolidation among network service providers and impair our ability to provide reliable, redundant service coverage and negotiate favorable network access terms.

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

Our success depends in large part upon our ability to identify, attract and retain qualified sales individuals. Competition for these individuals is often intense, and we may not be able to hire the type and number of sales personnel it needs. The recent resignation of our Senior Vice President of Worldwide Sales makes this recruiting effort even more important over the next several months.  Moreover, even after we hire salespersons, they require extensive training in our combined products and services. This training typically covers several weeks of formal in-class and on-the-job instruction. If we are unable to continue to retain our current employees and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our services, which may prevent us from generating revenue and may negatively impact our ability to maintain customer relationships.

The uncertain economic environment in general could adversely affect our revenue, gross margins and expenses.

Our revenue and gross margins depend in part on the overall demand for information technology products and services, particularly in the product and service segments in which we compete. Softening demand for our products and services caused by the ongoing economic downturn has resulted in decreased revenue growth rates, and may in the future result in decreased revenue, earnings or growth rates and problems with our ability to realize customer receivables. The global economy has weakened and market conditions continue to be challenging. As a result, companies are delaying or reducing expenditures, including those for information technology. In addition, if our customers experience financial difficulties, we could suffer losses associated with the outstanding portion of accounts receivable. The global economic downturn has contributed to reported declines in our revenue growth during the first half of 2004. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price.

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

Government regulations and legal uncertainties regarding the Internet could harm GoRemote’s business.

GoRemote will be subject to local regulations or laws applicable to access to or commerce on the Internet, in addition to regulations applicable to businesses generally. However, the Federal Communications Commission has initiated several proceedings that may change the regulatory and legal framework for the provision of broadband and Internet services and current and future Federal Communications Commission rules and regulations, as well as judicial interpretations of these rules and regulations, could negatively affect GoRemote’s business. In addition, international regulatory standards will govern GoRemote’s products and services in foreign markets and could impair its ability to develop products and services for international service providers in the future. GoRemote may not be able to obtain or maintain all of the regulatory approvals that may be required to operate its business. The inability to obtain these approvals, as well as any delays caused by its compliance and its customers’ compliance with regulatory requirements or resulting from uncertainty associated with future regulatory decisions, could result in postponements or cancellations of product orders, which would significantly reduce GoRemote’s revenue.

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

Effective internal controls are necessary for us to provide reliable financial reports and to detect and prevent fraud. We are currently performing the system and process evaluation required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. This evaluation may conclude that enhancements, modifications or changes to our internal controls are necessary. Completing this evaluation, performing testing and implementing any required remedial changes will require significant expenditures in the short term and on a regular basis in the future. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations.  We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, during our 2003 audit, our independent auditor brought to our attention a need to improve the closing process used at our recently-acquired Irvine, California location by formally documenting our policy relating to recognition of revenues derived from agency arrangements versus reseller arrangements, ensuring proper recognition of broadband service installation revenues, training employees performing key finance and accounting functions and documenting certain judgmental accounting matters. The auditor identified these items, collectively, as a “reportable condition,” which means that it was a matter that in the auditor’s judgment could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.  Completing our evaluation of internal controls, implementing any changes that are necessary, and maintaining an effective system of internal controls will be expensive and require considerable management attention. However, if we fail to maintain an effective system of internal controls or prevent fraud, we could be subject to costly litigation, we may be unable to comply with Section 404 of Sarbanes-Oxley we may be delisted from trading, investors could lose confidence in our reported financial information and our brand and operating results could be harmed, which could have a negative effect on the trading price of our common stock.

The current regulatory environment affecting accounting principles generally accepted in the United States of America is uncertain and volatile, and significant changes in current principles could affect our financial statements going forward.

Recent actions and public comments from the Securities and Exchange Commission have focused on the integrity of financial reporting generally. In addition, the Financial Accounting Standards Board (“FASB”) and other regulatory accounting agencies have recently introduced several new or proposed accounting standards, or are developing new proposed standards, such as accounting for stock options, some of which would represent a significant change from current industry practices. While we believe that our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, we cannot predict the impact of the adoption of any such proposals on our financial statements going forward.

For example, we currently are not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. Although the standards have not been finalized and the timing of a final statement has not been established, the FASB has announced its support for recording expense for the fair value of stock options granted. If we were to change our accounting policy in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock- Based Compensation—Transition and Disclosure and retroactively restate all prior periods as if we had adopted SFAS 123 for all periods presented, then our operating expenses would increase by approximately $1.4 million and $1.2 million for the three months ended June 30, 2004 and 2003, respectively, and would increase by approximately $2.8 million and $1.9 million for the six months ended June 30, 2004 and 2003, respectively.

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

Interest Rate Risk.  Our exposure to interest rate risk relates primarily to our investment portfolio and debt obligations. Interest rate risk occurs when we cannot hold a purchased investment to its maturity. The weighted-average maturity of our investment portfolio, when taking into account the reset feature of floating rate municipal bonds, is limited to 90 days. We intend to have our securities available for sale. We do not expect to recognize an adverse impact on income or cash flows, although there can be no assurance of this. We have established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. We place investments with high credit quality issuers according to our investment policy. We do not use derivative financial instruments in our investment portfolio. All investments were carried at fair market value at June 30, 2004. Due to the short-term nature of our investments and the immaterial amount of our debt obligation, we believe that there is no material exposure to interest fluctuation. Therefore, no accompanying table has been provided.

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

Limitations on Effectiveness of Controls and Procedures.  Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all errors and all fraud. While our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective at that time, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

After careful consideration, we decided to approve the settlement proposal in July 2003. Although we believe that plaintiffs’ claims are without merit, we have decided to accept the settlement proposal (which does not admit wrongdoing) to avoid the cost and distraction of continued litigation. Because the settlement will be funded entirely by our Insurers, we do not believe that the settlement will have any effect on our consolidated financial condition, results or operations or cash flows.

The settlement was presented to the Court for approval in June 2004. While the Court is expected to approve or disapprove the settlement in the coming months,  there can be no guarantee that the settlement will be judicially approved.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

See Note 7 of “Notes to Condensed Consolidated Financial Statements.”

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 19, 2004.  Following are descriptions of the matters voted on and the results of such meeting:

	Votes For	Votes Against	Votes Abstained	Votes Withheld	Broker Non- Votes
1. Election of Directors

Additional Directors
Dr. Hong Chen	31,105,678			1,102,067
Bharat Davé	32,005,636			202,109
James Goodman	31,403,988			803,757
Roderick C. McGeary	31,819,067			388,678
Olof Pripp	31,795,643			412,102
Walter Sousa	31,719,014			488,731
Tom Thimot	31,896,059			311,686
Gerald Wright	31,316,650			891,095
Joseph M. Zaelit	30,819,470			1,388,275

2. Proposal to ratify the appointment of Ernst & Young LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2003	32,004,426	159,105	44,214

3. Proposal to change the Company name to GoRemote Internet Communications, Inc.	31,919,600	247,460	40,685

ITEM 5.  OTHER INFORMATION

On July 29, 2004, Bharat Davé, the Company’s President and Chief Executive Officer, submitted his resignation from these positions as well as from the Company’s board of directors, in order to pursue other interests.

In connection with Mr. Davé’s resignation, the Company entered into a release agreement with Mr. Davé, which provides for the modification of certain stock option grants to extend the period during which Mr. Davé may exercise his vested shares to July 29, 2005.  In addition, pursuant to the terms of Mr. Davé’s offer letter with the Company, the Company will make a severance payment equal to six months’ base salary and will pay all accrued salary and accrued but unused vacation pay.  Mr. Davé has agreed to make himself reasonably available from time to time for transition consultations with the Company’s new Chief Executive Officer, for which the Company has agreed to pay Mr. Davé a retainer of $5,000 per month over the six month period beginning August 1, 2004 and ending January 31, 2005.

Simultaneous with Mr. Davé’s resignation, the Company appointed Tom Thimot, 38, as its President and Chief Executive Officer.  Mr. Thimot has served on the Company’s board of directors since April 2004 and will continue to serve on the Company’s board of directors.

From October 2002 to July 2004, Mr. Thimot served as the Vice President of Sales and Services for Netegrity, Inc.  From February 2001 to June 2002, he served as President and Chief Operating Officer of Enigma.  Between November 1994 and January 2001, he served in various positions at Oracle Corporation, most recently as Area Vice President for Central U.S. Sales. Prior to Oracle, Mr. Thimot held various consulting positions with PriceWaterhouseCoopers and Accenture.  Mr. Thimot holds a B.S. degree in Mechanical Engineering from Marquette University.

In connection with Mr. Thimot’s appointment as President and Chief Executive Officer, the Company entered into an offer letter with Mr. Thimot, which provides for base salary compensation of $275,000 per annum, payable semi-monthly, an incentive bonus opportunity, reimbursement for up to $100,000 of relocation expenses, as well as standard employee benefits.  Mr. Thimot will also receive an incentive stock option for the purchase of 1,200,000 shares of the Company’s common stock, vesting at a rate of 12.5% after 6 months and the balance vesting ratably on a monthly basis over the following 42 months.  Mr. Thimot’s base salary will increase to $300,000 per annum after the Company achieves one fiscal quarter of positive income before taxes, measured on a GAAP basis, but excluding non-cash amortization charges (“Adjusted Income”) and to $350,000 per annum after the Company achieves two fiscal quarters of positive Adjusted Income.  In the event that the Company terminates Mr. Thimot’s employment without cause, the Company will provide Mr. Thimot a severance payment equal to six months’ base salary, payable monthly in accordance with its normal payroll policies.  If the Company terminates Mr. Thimot’s employment with cause, Mr. Thimot will receive no severance payment from the Company.  The offer letter also provides that upon a change in control of the Company, Mr. Thimot’s options will immediately vest as to an additional 50% of his unvested options upon the effective date of the change in control of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

Exhibit		Incorporated by Reference				Filed or Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.01	Release letter dated July 29, 2004 to Bharat Davé.					X

10.02	Offer letter dated July 29, 2004 to Tom Thimot.					X

31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Registrant’s Chief Executive Officer, dated August 9, 2004.					X

31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Registrant’s Chief Financial Officer, dated August 9, 2004.					X

32.01*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Registrant’s Chief Executive Officer, dated August 9, 2004.					X*

32.02*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Registrant’s Chief Financial Officer, dated August 9, 2004.					X*

*                                         These certifications accompany GoRemote’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.  These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of GoRemote under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(b) Reports on Form 8-K

Date Filed or Furnished	Item(s)	Description

	7, 12	On May 5, 2004, we filed a Form 8-K regarding a press release announcing our financial results for the first quarter of 2004.*

	5	On May 19, 2004, we filed a Form 8-K announcing the change in our corporate name following our annual stockholders meeting.

*  The information included under Items 7 and 12 of these reports on Form 8-K was furnished, but is not intended to be deemed filed or incorporated by reference into any filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2004.

GoRemote Internet Communications, Inc.

/s/ DANIEL W. FAIRFAX
Daniel W. Fairfax
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)

Exhibit Index

Exhibit		Incorporated by Reference				Filed or Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.01	Release letter dated July 29, 2004 to Bharat Davé.					X

10.02	Offer letter dated July 29, 2004 to Tom Thimot.					X

31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Registrant’s Chief Executive Officer, dated August 9, 2004.					X

31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Registrant’s Chief Financial Officer, dated August 9, 2004.					X

32.01*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Registrant’s Chief Executive Officer, dated August 9, 2004.					X*

32.02*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Registrant’s Chief Financial Officer, dated August 9, 2004.					X*

*                                         These certifications accompany GoRemote’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.  These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of GoRemote under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.