Form 10-Q
period 2004-09-30
GoRemote Internet Communications, Inc.
filed 2004-11-09
CIK 1059155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

Yes  ☒    No  ☐

The number of shares of the registrant’s common stock outstanding as of October 31, 2004 was 41,158,560 shares.

GoRemote Internet Communications, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GoRemote Internet Communications, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,839	$5,299
Short-term investments	15,612	19,913
Accounts receivable, net of allowances of $683 and $949 at September 30, 2004 and December 31, 2003, respectively	7,087	7,446
Inventory	121	158
Deferred installation costs and other prepaid expenses	2,011	1,435
Total current assets	27,670	34,251
Property and equipment, net	1,736	2,009
Goodwill	21,612	46,680
Purchased intangible assets, net	3,963	7,467
Other assets	1,175	721
Total assets	$56,156	$91,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,274	$7,205
Restructuring accrual	1,074	—
Accrued compensation and benefits	1,198	1,311
Current portion of deferred revenue	2,548	661
Other current liabilities	1,421	691
Current portion of capital lease obligations	—	14
Total current liabilities	12,515	9,882
Deferred revenue, less current portion	1,280	114
Commitments and contingencies
Stockholders’ equity:
Series A redeemable convertible preferred stock, $0.001 par value: 12,801 shares authorized, no shares issued and outstanding at September 30, 2004 and 3,019 shares issued and outstanding at December 31, 2003	—	3,927
Common stock, $0.001 par value; 100,000 shares authorized at September 30, 2004 and December 31, 2003: 41,018 and 37,242 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	41	37
Additional paid-in capital	213,228	208,228
Deferred stock-based compensation	(222)	(644)
Accumulated deficit	(170,686)	(130,416)
Total stockholders’ equity	42,361	81,132
Total liabilities and stockholders’ equity	$56,156	$91,128

See accompanying notes

GoRemote Internet Communications, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$12,400	$10,694	$37,895	$30,043
Costs and expenses:
Cost of revenues	5,863	4,172	16,170	12,979
Network and operations	2,287	980	6,892	2,751
Research and development	802	634	3,204	1,833
Sales and marketing	4,516	3,828	15,257	9,837
General and administrative	1,710	947	4,938	3,572
Goodwill and intangible asset impairment	27,929	—	27,929	—
Amortization of purchased intangible assets	403	—	1,203	—
Amortization of stock-based compensation (1)	69	4	249	65
Restructuring charge (benefit)	2,370	—	2,370	(79)
Total costs and expenses	45,949	10,565	78,212	30,958
Operating income (loss)	(33,549)	129	(40,317)	(915)
Interest income and other, net	2	58	114	124
Income (loss) before income taxes	(33,547)	187	(40,203)	(791)
Provision for income taxes	11	9	67	28
Net Income (loss)	$(33,558)	$178	$(40,270)	$(819)

Basic net income (loss) per share	$(0.82)	$0.01	$(1.00)	$(0.04)
Shares used to compute basic net loss per share	41,037	24,006	40,458	21,997

Diluted net income (loss) per share	$(0.82)	$0.01	$(1.00)	$(0.04)
Shares used to compute diluted net loss per share	41,037	31,810	40,458	21,997

(1) Amortization of stock-based compensation consists of:

Network and operations	$22	$—	$74	$3
Research and development	7	1	45	4
Sales and marketing	33	—	107	1
General and administrative	7	3	23	57
Total amortization of stock-based compensation	$69	$4	$249	$65

See accompanying notes

GoRemote Internet Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(40,270)	$(819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,043	599
Amortization of stock-based compensation	249	65
Amortization of intangibles	1,203	—
Write-down of assets	449	—
Gain on sales of assets	—	(116)
Accounts receivable allowances	(190)	(5)
Noncash portion of restructuring charge (benefit)	1,379	(79)
Impairment of goodwill and intangibles	27,929	—
Net changes in assets and liabilities:
Accounts receivable	549	(1,414)
Inventory	37	—
Prepaid expenses and other current assets	(712)	(781)
Other assets	(767)	178
Accounts payable	(931)	915
Accrued compensation and benefits	(114)	336
Deferred revenue	3,053	196
Other current liabilities	219	8
Other long-term liabilities	—	(88)
Net cash used in operating activities	(6,874)	(1,005)
Cash flows from investing activities:
Available-for-sale investments:
Purchases	(14,300)	(9,250)
Maturities	18,602	5,656
Acquisition of intangibles	(50)	—
Proceeds from sales of assets	—	117
Capital expenditures	(1,021)	(330)
Net cash provided by (used in) investing activities	3,231	(3,807)
Cash flows from financing activities:
Payments of capital lease obligations	(14)	—
Proceeds from sales of common stock, net	1,197	1,167
Proceeds from exercise of Series A Preferred stock warrants	—	325
Net cash provided by financing activities	1,183	1,492
Net decrease in cash and cash equivalents	(2,460)	(3,320)
Cash and cash equivalents at beginning of the period	5,299	7,314
Cash and cash equivalents at end of the period	$2,839	$3,994

Supplemental disclosures of cash flow information:
Income taxes paid	$53	$28
Supplemental disclosures of non-cash investing activities:
Conversion of Series A preferred stock into common stock	$3,019	$6,395

See accompanying notes

GoRemote Internet Communications, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.      Basis of Presentation

The financial information at September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that GoRemote Internet Communications, Inc. (the “Company” or “GoRemote”) considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial information set forth herein does not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for future periods.

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

In October of 2004 the Company changed its fiscal year end to October 31, effective with the fiscal year beginning November 1, 2004.

2.      Summary of Significant Accounting Policies

Basis of Presentation.  The condensed consolidated financial statements include all the accounts of GoRemote and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates.  The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. During the quarter ended September 30, 2004, the Company made estimates of future cash flows, discount rates and asset values to determine its goodwill and customer relationships intangible asset impairments. In addition, the Company made estimates as to the recoverability of a prepaid asset and potential liability as to certain tax obligations.  Actual results could differ from those estimates.

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

Goodwill.  Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable assets acquired and liabilities assumed. The Company does not amortize goodwill, but tests for impairment of goodwill on an annual basis in the third fiscal quarter and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable.

Impairment of Goodwill. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition or loss of key personnel. In addition, the Company assesses goodwill for recoverability if its market capitalization is less than the recorded value of its net assets. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in net earnings (loss). The Company has determined that its service offerings have similar economic characteristics  and as a result the Company treats its single operating segment as its sole reporting unit in testing for the impairment of goodwill.

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

Revenue Recognition.  Revenues are recognized when a binding agreement or purchase order from the customer has been received, the services have been delivered, the fee or price was fixed or determinable, the collection of the receivable is reasonably assured, and no significant post-delivery obligations remained. The Company derives revenues primarily from remote Internet access services to customers through its virtual network and by providing monthly security and support services and monthly connectivity services for broadband Internet remote access customers.  Remote Internet access services are generally billed on a per-minute basis for usage or at a flat rate per month per user based on negotiated rates. The Company has some customers with minimum commitment arrangements, which are recognized as revenue in the month it has been determined that the minimum commitments have not been achieved, assuming all other criteria for revenue recognition have been met.  The Company’s broadband remote access services are provided as part of multiple-deliverable arrangements with its customers.  These deliverables — for which the Company does not have vendor-specific objective evidence — may include installation services, provision of customer premises equipment, connectivity services, and monthly support and services.  Revenues from monthly connectivity services for broadband remote access are recognized as earned and amounts billed in advance are recorded as deferred revenue if collected.  Revenues from installation services, the provision of equipment related to broadband Internet remote access services and managed security services are recognized ratably over 24 months, the expected term of the user relationship.  Revenues from security and support services are recognized in the month the service is provided.  Revenues from licenses of the Company’s authentication software, related maintenance and support services, and other optional services related to its GoRemote Mobile Office offering are recognized ratably over the life of the contract under which they are provided, which typically ranges from 1 to 12 months.  Revenues not currently recognized are included in deferred revenue on the balance sheet.

The Company records estimated allowances against revenues in the same period the revenues are recorded. These estimated allowances are based upon historical analysis of the Company’s credit memo data and other known factors for pricing and transaction volume disputes that arise in the normal course of business. To date, allowances pertaining to our current business have not been significant.

The Company records the incremental direct costs of installation services related to broadband Internet remote access services and managed security services (which consist primarily of customer premise equipment and installation and service activation fees paid to broadband providers and telecommunications companies) as deferred charges in amounts that do not exceed the upfront fees that are deferred. The deferred incremental direct costs of installation services are amortized to cost of revenues ratably over 24 months, the expected term of the user relationship.

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

Research and Development.  Research and development costs are expensed as incurred.  In certain cases the Company develops software for both its internal use and with plans to market the software to third parties.  Therefore research and development costs, primarily related to the development of software, are expensed as incurred until technological feasibility has been established. To date, the software developed by the Company has generally been available for general release concurrent with the establishment of technological feasibility and, accordingly, no software development costs have been capitalized.

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

The fair values of stock options granted during the three and nine months ended September 30, 2004 and 2003, respectively, were estimated at the date of grant assuming no expected dividends and based on the following weighted average assumptions.

Stock Options

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Expected life (years)	4.41	2.80	4.50	2.15
Expected stock price volatility	208%	135%	475%	176%
Risk-free interest rate	2.64%	2.67%	2.29%	2.95%

Stock Purchase

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Expected life (years)	0.50	0.45	0.50	0.55
Expected stock price volatility	226%	86%	266%	107%
Risk-free interest rate	1.94%	2.52%	1.81%	2.59%

For purposes of pro forma disclosures, the estimated fair value of stock-based awards is amortized on a straight line basis against pro forma net loss over the stock-based awards’ vesting period for options and over the offering period for stock purchases under the Purchase Plan.

The Company’s pro forma information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net loss as reported	$(33,558)	$178	$(40,270)	$(819)
Add: Amortization of stock compensation measured under APB No. 25	69	4	249	65
Less: Stock-based compensation expense measured under SFAS No. 123	(225)	(1,363)	(3,034)	(3,564)
Pro forma net loss	$(33,714)	$(1,181)	$(43,055)	$(4,318)

Basic and diluted net income (loss) per share	$(0.82)	$0.01	$(1.00)	$(0.04)
Pro forma basic and diluted net loss per share	$(0.82)	(0.05)	$(1.06)	$(0.20)

Calculated under SFAS No. 123, the weighted-average fair values of the employee stock options granted during the three months ended September 30, 2004 and 2003 were $1.21 and $3.90 per share, respectively, and during the nine months ended September 30, 2004 and 2003, were $2.36 and $1.94, respectively.  The weighted-average estimated fair value of shares purchased under the Purchase Plan during the three months ended September 30, 2004 and 2003 were $1.54 and $0.66, respectively, and during the nine months ended September 30, 2004 and 2003, were $2.13 and $0.54 per share, respectively.

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

Weighted-average options outstanding to purchase approximately 8.5 million and 6.3 million shares of common stock for the three months ended September 30, 2004 and 2003, respectively, and approximately 8.0 million and 5.9 million shares of common stock for the nine months ended September 30, 2004 and 2003, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. The increase in weighted-average options outstanding for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003, respectively, was primarily due to the grant of new options to the Company’s employees and assumption of options held by former Axcelerant, Inc. (“Axcelerant”) employees in connection with the Company’s acquisition of Axcelerant. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated, except for indemnifications involving infringement of third party intellectual property rights. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet at September 30, 2004.

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

The purchase price is not final and may be adjusted for a period of one year from the transaction close date based on higher than expected acquisition costs or unforeseen liabilities. A total of approximately 1.5 million shares of the total consideration that was to be delivered to Axcelerant’s stockholders as a result of the acquisition has been set aside as an escrow fund, serving as collateral for the indemnification obligations of Axcelerant stockholders. The Company may make claims against the escrow fund through December 1, 2004.   During the third quarter, the Company recorded an increase to goodwill of $510,000 related to a tax obligation that Axcelerant had incurred but had not recognized prior to the acquisition in December 2003.

The results of operations of Axcelerant have been included in the Company’s financial statements subsequent to the date of acquisition.

Deferred Stock-based Compensation.   The intrinsic value of unvested stock options assumed as a result of the Axcelerant acquisition of approximately $674,000 has been allocated to deferred stock-based compensation and is being amortized to expense on a straight-line basis over the vesting period. The Company assumed options from Axcelerant to purchase a total of approximately 597,000 shares of the Company’s common stock, of which approximately 462,000 were fully vested. Options assumed in connection with the acquisition had exercise prices between $0.02 and $5.05 per share, with a weighted average exercise price of $1.32 per share and a weighted average remaining vesting period of approximately 2.5 years.

4.  Property and Equipment, Goodwill, Intangible Assets and Other Assets

Property and Equipment

Property and equipment comprised the following (in thousands):

	September 30, 2004	December 31, 2003

Computer hardware	$6,298	$7,843
Software	4,435	4,241
Office furniture and equipment	1,504	1,726
Leasehold improvements	422	418
	12,659	14,228

Less accumulated depreciation and amortization	(10,923)	(12,219)
Total	$1,736	$2,009

Goodwill

The carrying amount of goodwill was as follows (in thousands):

	September 30, 2004	December 31, 2003

Goodwill	$21,612	$46,680

During the quarter ended September 30, 2004, the Company determined goodwill to be impaired and recorded a $25.6 million impairment charge.  The Company determined that its market capitalization was less than the value of its net assets, indicating that goodwill or other intangible assets were likely impaired.  The Company re-evaluated the cash flow forecasts for its consolidated business activities.  Fair value was based on expected cash flows to be generated by its business, discounted at rates associated with underlying risks.  The Company retained a third party valuation firm to value these business activities.  During the first three quarters of 2004, the Company experienced lower than projected revenues due to the fact that prospective customers did not replace contractual frame relay services with the Company’s broadband-based Internet access services at the rate the Company had initially projected and due to the continued decline in customer demand for the Company’s dial-up access services.  As a result, the Company’s cash flow projection for the reporting unit was revised and, effective September 30, 2004, the Company determined that goodwill was impaired and recorded a $25.6 million impairment charge. This impairment charge was included in the goodwill and intangible impairment expense of $27.9 million that was recorded for the quarter ended September 30, 2004.

Purchased Intangible Assets

Purchased intangible assets are carried at lower of cost or fair value, less accumulated amortization. Amortization of purchased intangible assets is computed using the straight-line method over their expected useful lives ranging from one to five years.

Purchased intangible assets consisted of the following (in thousands):

September 30, 2004

Customer relationships	$5,150
Internal use software	100
Website URL	50
5,300
Less accumulated amortization	(1,337)
Total	$3,963

During the quarter ended September 30, 2004, the Company determined a purchased intangible asset related to customer relationships to be impaired and recorded a $2.4 million impairment charge.   In conjunction with the revaluation of goodwill mentioned above, the Company re-evaluated the cash flow forecasts for the business activities acquired in connection with the acquisition of Axcelerant, Inc.   Fair value was based on expected cash flows to be generated by the customers acquired, discounted at rates associated with underlying risks.  The Company retained a third party valuation firm to value such customer relationships.  The expected cash flow from the acquired customers was adjusted downward based on the Company’s experience serving these customers over the past year.  As a result the Company determined that its Customer Relationships intangible asset acquired in connection with the acquisition of Axcelerant,

Inc. was not fully recoverable and was therefore written down $2.4 million to $3.9 million.  The charge was included in the goodwill and intangible impairment expense of $27.9 million for the quarter ended September 30, 2004.

Other Assets

The Company entered into an agreement with a wireless service provider during 2001 for the exchange of services, which resulted in a prepayment for future wireless services and the obligation by the Company to provide future Internet roaming services.  During September 2003, because these assets had not yet been utilized, the Company and the provider amended the underlying agreement to modify the scope of their business relationship and extend the term of the agreement until September 2007, thus permitting the Company to utilize the assets during the extended term. As a result of this amended agreement, the Company entered into a nonmonetary transaction for the exchange of prepaid wireless services for prepaid roaming services and wireless cards. Because this nonmonetary transaction did not represent a culmination of an earnings process, no revenues or expenses have been, or will be recorded by the Company pursuant to this transaction. In addition, there was no indicated loss at the time of this exchange of services.  During the third quarter of 2004, the Company concluded from the actual and projected network traffic that the full value of the prepaid services would not be realized.  Effective September 30, 2004, the Company adjusted the asset to its fair value and recorded a $449,000 charge to cost of revenues.  As of September 30, 2004, the remaining carrying value of $59,000 is expected to be utilized over the remaining term of the agreement.

5. Commitments and Contingencies

Lease Commitments.  The Company leases all of its facilities under operating leases that expire at various dates through 2008. As of September 30, 2004, the Company had $2.9 million in future operating lease commitments.

Purchase Commitments.  The Company has entered into certain non-cancelable purchase commitments from suppliers who provide network access, software and related services that are utilized by the Company in order to deliver its GoRemote MobileOffice solution. As of September 30, 2004, the Company had $2.4 million in future purchase commitments that expire at various dates through 2006.

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

After careful consideration, the Company approved the settlement proposal in July 2003. Although the Company believes that plaintiffs’ claims are without merit, it decided to accept the settlement proposal (which does not admit wrongdoing) to avoid the cost and distraction of continued litigation. Because the settlement will be funded entirely by its Insurers, the Company does not believe that the settlement will have any effect on the Company’s consolidated financial condition, results of operations or cash flows.

The settlement was presented to the Court for approval in June 2004. While the Court is expected to approve or disapprove the settlement in the coming months, there can be no guarantee that the settlement will be judicially approved.

6.             Restructuring

In August 2004, the Company undertook a strategic restructuring to reduce its operating expense structure by streamlining operations.   The activity related to the restructuring is accounted for under the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“ FAS 146”).

The Company retained a third party commercial real estate expert to evaluate the potential sublease of its excess facilities.  The specialist concluded that the construction costs required to divide the space for subtenancy would likely exceed any potential sublease income we might receive, particularly due to the uncertain probability of obtaining a subtenant under current market conditions.  Accordingly, our current estimated accrual does not consider any sublease income.

The provision and associated charges against the provision for the August 2004 restructuring through the three and nine months ended September 30, 2004 are as follows:

	Employee Severance Costs	Lease Facilities and Other Obligations	Retirement of Fixed Assets	Valuation of Modified Stock Options	Total
	(in thousands)

Q3 2004 provision	$1,415	$650	$252	$53	$2,370
Non-cash charges	—	14	(252)	(53)	(291)
Cash payments	(993)	(12)	—		(1,005)

Accruals at September 30, 2004	$422	$652	$—	$—	$1,074

Restructuring-related involuntary employee severance costs resulted in a charge of $1.4 million, pertaining to the estimated termination payout to employees worldwide. The employee reductions came principally from Sales and Marketing, Engineering and General & Administrative areas. As of September 30, 2004, a total of 68 employees were terminated as part of these cost-cutting measures.   During the period October 1, 2004 through January 31, 2005, the termination of an additional 4 employees will be effective.  Termination benefits for these 4 employees are being accrued ratably over their future service periods.  Part of the benefits provided to two of the Company’s former executives whose service was terminated as part of the restructuring included extension of the dates by which their vested options could be exercised following termination of employment from three months  to six months and twelve months, respectively.  This change to the expiration dates of their vested options was deemed to be a modification, resulting in a non-cash charge of approximately $53,000 being included in the restructuring charge.

In September 2004, the Company idled certain leaseholds and recognized other related obligations resulting in a charge of $650,000. The charge was primarily for the consolidation or ceased use of facilities. The Company considered the costs of terminating these commitments to be related to its decision to reduce operating expenses as part of the third quarter 2004 restructuring.

The loss on disposition and retirement of fixed assets totaled $252,000. This loss was primarily the result of the decision to cease the implementation of purchased software no longer required by the Company following the restructuring.   Additionally, the Company wrote off $204,000 of fully depreciated furniture and fixtures related to idled facilities.

6.      Segment Information

The Company operates in one segment, providing a global remote access solution to corporate enterprises with mobile and remote workforces and to the Company’s service provider resellers and value-added resellers.

The following is a summary of revenue by geographical area for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenue by external customers:
United States, Canada and Latin America	$8,868	$5,917	$26,224	$16,396
Japan/Korea	1,635	2,828	5,861	8,049
Asia Pacific	880	882	2,638	2,531
Europe, Middle East and Africa	1,017	1,067	3,172	3,067
	$12,400	$10,694	$37,895	$30,043

The following is a summary of long-lived assets by geographical area for the periods presented:

	September 30, 2004	December 31, 2003
	(in thousands)
Long-lived assets:
United States	$27,297	$56,633
Rest of World	73	72
	$27,370	$56,705

Revenue by external customer is based on the customer’s billing locations. Long-lived assets are those assets used in each geographic location.  For the three and nine months ended September 30, 2004, one customer accounted for 10%  and 11%, respectively,  of the Company’s total consolidated revenues.

7.             Stockholder’s Equity

Series A Redeemable Convertible Preferred Stock.  During the three months ended September 30, 2004 and 2003, zero and 4.3 million shares, respectively, and during the nine months ended September 30, 2004 and 2003, 3.0 million and 4.9 million shares, respectively, of Series A Preferred Stock were converted into common stock.  No shares of Series A Preferred Stock were outstanding at September 30, 2004.

Series A Preferred Stock Warrants.  No Series A Preferred Stock warrants were exercised during the three and nine months ended September 30, 2004.  Series A Preferred Stock warrants for 151,000 and 193,000 shares were exercised during the three and nine months ended September 30, 2003.  Warrants to purchase 1.5 million shares of Series A Preferred Stock were outstanding at September 30, 2004.

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

Overview

We provide secure managed broadband and remote access solutions to enterprises and service providers. Our solutions enable enterprises to securely, reliably, and cost-effectively extend their corporate networks and applications to mobile and remote workers outside the corporate firewall. These workers include mobile professionals such as sales professionals, project managers and engineers; teleworkers, including call center agents; telecommuters; and employees in branch offices and retail settings. We provide comprehensive and integrated managed broadband and global remote access services that include: intelligent client software; multiple network access types, including broadband, Wi-Fi, dial-up and general packet radio service (or GPRS); security capabilities that ensure security policy compliance by remote workers; a real-time remote access management console; end-to-end managed and value-added services including managed security services; and design, deployment, monitoring, and technical support. Our products and services enable enterprises to reduce the cost, complexity and risk of remote office networking, while maximizing the productivity of mobile and remote workers.

In December 2003, we acquired Axcelerant, Inc., a privately held provider of broadband Internet remote access services and managed security services.  In May 2004, we changed our corporate name from GRIC Communications, Inc. to GoRemote Internet Communications, Inc. to reflect our current vision and service offerings. On August 2, 2004, we announced the appointment of Tom Thimot to serve as our President and Chief Executive Officer.  On August 12, 2004, we announced a restructuring of our global operations to reduce operating expense and streamline our operations.

The majority of our revenue comes from providing settlement and clearing-house services for our customers. We provide services over a heterogeneous virtual network known as the GoRemote Global Network. As of October 31, 2004, the GoRemote Global Network included more than 33,000 Internet access-dialing locations, over 10,500 public wireless fidelity—or WiFi—hotspots and approximately 1,500 public broadband access points in approximately 150 countries. Through the acquisition of Axcelerant, we added a virtual broadband cable modem and DSL network that spans the United States and Canada. This network is an aggregation of the networks of more than 150 broadband providers, including virtually all of the leading cable companies, incumbent local exchange carriers (or ILECs) and competitive local exchange carriers (or CLECs) in the United States. By utilizing this network, we are able to provide comprehensive coverage in the United States for enterprises requiring broadband branch office and broadband teleworker solutions. We created the GoRemote Global Network by forming contractual relationships with over 500 access providers — Internet service providers, cable companies, DSL companies and telecommunication companies. These providers, which we refer to as the GoRemote Global Network members, are able to share their communications networks. Our customers, who are enterprises, value added resellers (VARs) and service provider resellers, benefit from the resulting network delivering secure mobile Internet access cost-effectively. Our member providers benefit from the GoRemote Global Network because we manage this shared network and provide settlement services.  We have established common technical, service and payment standards to settle charges that our customers incur when their end users access the network facilities of GoRemote Global Network members to conduct Internet-based communications. We intend to continue developing our solutions offering to introduce new Internet-based remote communications solutions that may be adopted, deployed and managed on a global scale across the GoRemote Global Network.

We have incurred substantial losses since our inception as a result of expenses associated with building the GoRemote Global Network and related network infrastructure, developing our software products and marketing our solutions to our customers. We had an accumulated deficit of approximately $170.7 million as of September 30, 2004. We cannot assure you that we will achieve or sustain profitability. See “Factors That May Affect Future Results—We have a history of net losses and may incur future losses.”

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

We have changed our fiscal year-end from December 31, 2004 to October 31, 2004.  Therefore our fourth quarter will include the financial results for only the one-month period of October 2004.  Our fiscal year 2005 will begin on November 1, 2004.  The Company elected to change its fiscal year end in order to:

•     align its fiscal year with its emerging business cycle following its acquisition of Axcelerant;

•     minimize end-of-quarter discounting pressures by customers in corporate purchasing departments (many of whom operate on a calendar quarter basis);

•      move the Company’s annual financial statement audit into a non-peak period in order to enable the Company to use management and independent auditor resources more effectively, with the objective of achieving audit efficiencies and cost savings; and

•     improve the Company’s ability to obtain and schedule external audit and audit-related support required to ensure ongoing compliance with regulatory requirements.

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

Our services for remote Internet access are generally billed on a per-minute basis for usage or at a flat rate per month per user based on negotiated rates for which we recognize revenue in the month the services are provided.  Our broadband remote access services are provided as part of multiple-deliverable arrangements with our customers.  These deliverables — for which we do not have vendor-specific objective evidence — may include installation services, provision of customer premise equipment, connectivity services, and monthly support and security.  Revenue from broadband installation services and the sale of related equipment is deferred and recognized ratably over a 24-month period. We consider these services and products to be essential to the customer receiving the expected benefit of using the related remote access services and we estimate that, on average, our customer’s remote broadband access workers use our services for a period of approximately 24 months. Revenues from managed security services are recognized in the month the service is provided. To a lesser extent, we also derive a portion of our revenues from licenses of our authentication software, related maintenance and support services, and other optional services related to our remote access solutions. We consider these services and products to be essential to the customer receiving the expected benefit of using our remote access service.  The related revenue is recognized ratably over the term of service, which is typically 1 to 12 months. These other revenues amounted to five percent or less of total revenues over the last three years.  Amounts billed in advance of revenue recognition are recorded to deferred revenue as collected. We have some customers with minimum commitment arrangements. We record such revenue in the month that we determine that minimum commitments have not been met and for which revenue recognition criteria have been met. We recognize certain broadband connectivity revenues generated under agency arrangements on a net basis.

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

Valuation of Long-Lived Assets including Intangible Assets.  We evaluate the carrying amount of our long-lived assets, including purchased intangible assets, whenever events or circumstances indicate the amount of the assets may not be recoverable. Determination of impairment of property and equipment, goodwill and intangible assets is highly subjective and requires significant judgment at many points during the analysis. This analysis is based on our estimate of future cash flows that the assets are expected to generate and their eventual disposition. If we determine that any of these assets have been impaired, the impairment charge will be charged to earnings in the period such determination is made.  Effective September 30, 2004, we determined that our customer relationships intangible asset acquired in connection with the acquisition of Axcelerant, Inc. was not fully recoverable.  As a result, this asset was written down from $3.9 million to $2.4 million.

Valuation of Goodwill.  We test goodwill for possible impairment on an annual basis in the third fiscal quarter and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition and loss of key personnel. In addition, we assess goodwill for recoverability if our market capitalization is less than the value of our net assets. The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of our future performance. The assumptions supporting the estimated future cash flows, including the discount rate used and estimated terminal value reflect our best estimates.  The Company treats its single operating segment as its reporting unit.  Effective September 30, 2004, we determined that goodwill was impaired and recorded a $25.6 million impairment charge.  We determined that our market capitalization was less than the value of our net assets, indicating that goodwill or other intangible assets were likely impaired.  We re-evaluated the cash flow forecasts for our business activities.  Fair value was based on expected cash flows to be generated by our business, discounted at rates associated with undelying risks.  We retained a third party valuation firm to value these business activities.  During the first three quarters of 2004, we experienced lower than projected revenues due to the fact that prospective customers did not replace contractual frame relay services with our broadband-based Internet access services at the rate we had intially projected and due to the continued decline in customer demand for our dial-up access services.  As a result, our cash flow projection for the reporting unit was revised and, effective September 30, 2004, we determined that goodwill was impaired and recorded a $25.6 million impairment charge.

Restructuring , Workforce Reductions and Excess Facilities Accrual.  In order to bring our operating expense structure in line with our current level of revenues, we implemented a restructuring, workforce reduction and facilities consolidation plan to improve our operating performance. Restructuring and facilities consolidation costs consist of expenses associated with workforce reductions, consolidation of excess facilities and the impairment of leasehold improvements and other equipment associated with abandoned facilities. At September 30, 2004, $652,000 was accrued for future facilities consolidation costs.  In connection with our restructuring plans, we accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee’s position within the Company to calculate the termination benefits to be provided to affected employees. At September 30, 2004, $422,000 was accrued for future severance and termination benefits payments.

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

Results of Operations

Three and Nine Month Periods Ended September 30, 2004 Compared to Three and Nine Month Periods Ended September 30, 2003

Overview of the Third Quarter of 2004

During the third quarter of 2004, we continued to evolve our business model from one based principally on an indirect sales model — as it was in the third quarter of 2003 when we principally sold our services on a wholesale basis through large telecommunications companies and service providers — to a model under which we sell a significant portion of our services directly or through VARs to enterprise customers.  During the third quarter of 2004 and 2003, 53% and 16%, respectively, of our quarterly revenues were derived from services sold to enterprise customers both directly and indirectly through our VARs. We continued our focus on acquiring and serving enterprise customers.

In the third quarter of 2004, our revenues and expenses increased over the third quarter of 2003. Revenues were higher year over year primarily due to the addition of managed broadband revenues that resulted from our December 2003 acquisition of Axcelerant. Cost of revenues was higher as a percentage of revenues principally as a result of a non-cash write-off of $449,000 of pre-paid dial network access and an accrual for sales tax obligations, which we believe will not be recoverable from customers. We expect the trend in our cost of revenues to be similar to that of prior quarters and possibly decrease as sales to enterprise customers grows and represents a higher percentage of total revenues.  Our operating expenses were higher in the third quarter of 2004 than in the third quarter of 2003 principally due to the addition of personnel at our Irvine, California facility that resulted from our acquisition of Axcelerant and our increased investment in enterprise focused sales and marketing efforts.   In addition, we recorded a charge for goodwill and intangible asset impairment totaling $27.9 million during the third quarter of 2004.  We expect our quarterly operating expenses to decrease in absolute dollar terms and as a percentage of revenues during fiscal year 2005 as a result of the strategic restructuring we effected in August 2004 to reduce our operating expenses, streamline our operations and achieve operational efficiencies.

We continue to focus on delivering innovative services for our customers to drive revenues and achieve positive earnings. In fiscal 2005 we plan to release additional new value added services, which we expect will augment the revenues we derive from our existing customers and, together with expanding the global footprint of the GoRemote Global Network, drive revenues from new enterprise customers. Several factors will impact our ability to achieve and sustain profitability, including the effectiveness of our sales and marketing efforts through both direct and VAR sales channels, the timely release of new services and the introduction of new services by existing or new competitors.  For a discussion of these and other risk factors, see the section titled “Factors That May Affect Future Results.”

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)		(in millions)

Revenues	$12.4	$10.7	$37.9	$30.0

Total revenues increased approximately $1.7 million in the three months ended September 30, 2004, compared to the three months ended September 30, 2003, which represented an increase of 16%.  The increase was principally due to the addition of broadband revenues in the amount of $4.3 million during the three months ended September 30, 2004, offset by reductions in legacy Internet access service and dial-up revenues in the amount of $2.6 million.  Revenues increased $7.9 million in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, which represented an increase of 26%.   The increase was principally due to the addition of broadband revenues in the amount of $11.4 million during the nine months ended September 30, 2004, offset by reductions in legacy Internet access service and dial-up revenues in the amount of $3.5 million.  Approximately 34% and 30% of our revenues for the three and nine months ended September 30, 2004, respectively, were generated from sales of broadband and Wi-Fi services.  Fiberlink Communications Corporation accounted for 10% and 11%, respectively, of our consolidated revenues during the three and nine months ended September 30, 2004.  Fiberlink is both a customer and in certain markets a competitor of GoRemote, principally with respect to our dialup remote access offering.  Our experience in the first nine months of 2004 showed us that the decline in dialup revenues from service providers might occur at a more rapid pace than previously projected.

We expect our revenues to increase, based on both sales to new customers and sales of additional services, such as our newer broadband teleworker and branch office solutions and managed security service offering, to our existing customers, partially offset by competitive pricing pressures on our legacy Internet access services and a decline in dial-up usage.

Costs and Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)		(in millions)

Cost of revenues	$5.9	$4.2	$16.2	$13.0
Percentage of revenues	47.3%	39.0%	42.7%	43.2%
Network and operations	$2.3	$1.0	$6.9	$2.75
Percentage of revenues	18.4%	9.2%	18.2%	9.2%
Research and Development	$0.8	$0.6	$3.2	$1.8
Percentage of revenues	6.5%	5.9%	8.5%	6.2%
Sales and Marketing	$4.5	$3.8	$15.3	$9.8
Percentage of revenues	36.4%	35.8%	40.3%	32.7%
General and administrative	$1.7	$0.9	$4.9	$3.5
Percentage of revenues	13.8%	8.9%	13.0%	11.9%
Amortization of purchased intangibles	$0.4	$—	$1.2	$—
Percentage of revenues	3.3%	—%	3.2%	—%
Amortization of stock-based compensation	$0.07	$0.0	$0.2	$0.07
Percentage of revenues	0.6%	0.0%	0.7%	0.2%
Restructuring Charge (benefit)	$2.4	$0.0	$2.4	$(0.08)
Percentage of revenues	19.1%	0.0%	6.3%	-0.3%

Cost of Revenues.  Cost of revenues consists principally of amounts we pay to access the Internet in order to provide remote Internet access services for our customers and to offer other mobile broadband services.

Cost of revenues increased approximately $1.7 million in the three months ended September 30, 2004 compared to the three months ended September 30, 2003, representing an increase of 41%.  The increase was primarily due to the inclusion of three months of the cost of broadband revenues following our acquisition of Axcelerant of $1.8 million, offset by decreased volumes of remote Internet access of $1.0 million  Additionally, we wrote-off $449,000 in pre-paid dial network access, which we no longer expect to use, recorded $140,000 of license and maintenance fees related to our client software and recorded $89,000 in cost of revenues related to an accrual for tax obligations that we deemed unrecoverable from customers. Cost of revenues increased approximately $3.2 million in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, representing an increase of 25%. The increase was primarily due to the inclusion of nine months of the cost of broadband revenues following our acquisition of Axcelerant of $4.6 million, offset by decreased volumes of remote Internet access of $2.7 million.  Additionally, the changes for the quarter discussed above affected the nine-month period.  We expect that during fiscal year 2005 the cost of revenues will increase in absolute dollars as remote Internet access revenues and broadband revenues increase, but be similar to the nine months ended September 30, 2004 as a percentage of revenues.

Network and Operations.  Network and operations expenses consist of salaries and benefits, depreciation on network equipment, allocated facility and management information systems expenses, administrative expenses, costs of co-location of network equipment and leased telecommunication lines and other related costs.

Network and operations expenses increased approximately $1.3 million in the three months ended September 30, 2004 compared to the three months ended September 30, 2003, representing an increase of 133%. The increase was primarily due to an increase in compensation and benefits-related expenses of approximately $930,000 and increased facility allocation of approximately $276,000, both of which are primarily related to the inclusion of three months of network and operations expenses incurred in our Irvine, California facility following our acquisition of Axcelerant.  Additionally, there was approximately $43,000 of increased travel and entertainment expenses and $60,000 in administrative expenses.  Network and operations expenses increased approximately $4.1 million in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, representing an increase of 150%.  The increase was primarily due to an increase in compensation and benefits-related expenses of approximately $2.9 million and increased facility allocation of approximately $743,000, both of which are primarily related to the inclusion of nine months of network and operations expenses incurred in our Irvine, California facility following our acquisition of Axcelerant.  We expect the network and operations expenses to remain constant as a percentage of revenues during fiscal year 2005 as we become more efficient in deploying new customers and in our customer service operations.

Research and Development.  Research and development expenses consist of salaries and benefits, allocated facility and management information systems, depreciation costs, outside consultants, facilities costs, administration and other related costs.

Research and development expenses increased approximately $168,000 in the three months ended September 30, 2004 compared to the three months ended September 30, 2003, representing an increase of 27%.  The increase was primarily due to an increase in compensation and benefits expenses of approximately $136,000 primarily related to the inclusion of three months of research and development expenses incurred in our Irvine, California facility following our acquisition of Axcelerant.  This increase was offset by a reduction of $49,000 in expenses, driven by the migration of the GoRemote Mobile Office product line engineering function to our Bangalore, India location.  Research and development expenses increased approximately $1.4 million in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, representing an increase of 75%.  The increase was primarily due to an increase in compensation and benefits expenses of approximately $943,000 primarily related to the inclusion of nine months of compenstation and benefits expenses of approximately $607,000 incurred in our Irvine, California facility following our acquisition of Axcelerant, and approximately $317,000 related to increased compensation costs due to adding staff in India.  Facilities expenses and additional furniture and equipment expenses increased $127,000 to support the staffing additions in India.  In addition, engineering consulting fees increased by approximately $122,000.  We expect research and development expenses to decrease in absolute dollars and as a percentage of revenues during fiscal year 2005 as we continue to shift staff from our U.S. headquarters to our development center in India where engineering talent is available at more favorable rates.

Sales and Marketing.  Sales and marketing expenses consist of salaries and benefits, allocated facility and management information systems costs, travel and entertainment costs, costs for marketing and promotional programs, outside consultants, commissions earned by sales and marketing personnel, and costs associated with domestic and international sales offices and other related costs.

Sales and marketing expenses increased $688,000 in the three-month period ended September 30, 2004 compared to the three-month period ended September 30, 2003, representing an increase of 18%. The increase was primarily due to an increase in compensation and benefits of approximately $211,000, primarily related to the inclusion of three months of sales and marketing expenses incurred in our Irvine, California facility following our acquisition of Axcelerant.  In addition, allocated facilities costs and administrative expenses increased by approximately $133,000 and advertising and promotional programs increased $309,000.  These additional expenses were offset by approximately $170,000, decreased staffing expenses related to the restructuring (compensation and benefits), recruiting fees and travel and entertainment expenses.  Sales and marketing expenses increased $5.4 million in the nine-month period ended September 30, 2004 compared to the nine-month period ended September 30, 2003, representing an increase of 55%.  The increase was primarily due to an increase in compensation and benefits of approximately $2.5 million related to our increased sales force and marketing personnel, an increase of approximately $1.0 million in marketing and promotional programs, an increase of approximately $298,000 in travel and entertainment expenses, and an increase of approximately $796,000 in outside consulting services as we expanded our marketing activities.  In addition, allocated facilities costs and administrative expenses increased by approximately $451,000.  We expect the overall amount of sales and marketing expenses to be lower in fiscal year 2005 in absolute dollars and as a percentage of revenues as we improve the productivity of our sales force and refine our advertising and marketing strategy.

General and Administrative.  General and administrative expenses consist of general corporate and facility costs as well as salary, benefits and related costs for executive, finance, legal, administrative, human resources, investor relations and management information systems functions and provisions for uncollectible receivables.

General and administrative expenses increased approximately $763,000 in the three months ended September 30, 2004 compared to the three months ended September 30, 2003, representing an increase of 81%. The increase was primarily due to approximately $411,000 of increased professional fees primarily related to services provided by our independent auditors and services for Sarbanes-Oxley compliance activities and higher compensation and benefits expenses of approximately $351,000 principally due to the inclusion of three months of general and administrative expenses incurred in our Irvine, California facility following the acquisition of Axcelerant.  General and administrative expenses increased approximately $1.4 million in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, representing an increase of 38%.  The increase was primarily due to approximately $1.0 million of increased professional fees primarily related to services provided by our independent auditors and Sarbanes-Oxley compliance consultants, higher compensation and benefits expenses of approximately $680,000 principally due to the inclusion of nine months of general and administrative expenses incurred in our Irvine, California facility following the acquisition of Axcelerant.  These increases were partially offset by approximately $121,000 decrease in insurance expenses and $92,000 decrease in recruiting fees.  We expect the amount of general and administrative expenses to increase in fiscal year 2005 in absolute dollars due to the addition of two months of expense based on a full twelve-month fiscal year in 2005. While we complete the integration of our Irvine, California operations and update back office processes and procedures company-wide to implement the requirements of the Sarbanes-Oxley Act of 2002 and related regulations, but to decrease as a percentage of revenues.

Impairment of Goodwill.  During the quarter ended September 30, 2004, a goodwill impairment charge of $25.6 million was recognized and the carrying value of goodwill at September 30, 2004 was valued at $21.6 million.

Amortization and Impairment of Purchased Intangibles.  Amortization of purchased intangibles includes three and nine months of amortization of the intangible assets acquired in connection with the acquisition of Axcelerant.  The initial value assigned to Axcelerant customer relationships was $7.5 million, which was amortized on a straight-line basis over a five-year life at a rate of $125,000 per month.  As of September 30, 2004 an impairment charge of $2.4 million was recognized and the carrying value of the customer relationships was adjusted to $3.9 million, which will be amortized over the remaining fifty-months of the original five-year life on a straight-line basis at a rate of $78,000 per month. The value assigned to internal use software was $100,000, which is amortized on a straight-line basis over a one-year life at a rate of $8,000 per month.

Amortization of Stock-Based Compensation.  Some stock options previously granted through December 14, 1999 were considered compensatory because the deemed fair value for accounting purposes was higher than the stock option exercise price as determined by the board of directors on the date of grant. Additionally, in connection with of our acquisition of Axcelerant, we recorded $674,000 of additional deferred stock-based compensation, which will be amortized over the vesting period of the underlying stock options assumed during the acquisition. During the three months ended September 30, 2004, we reduced the unamortized amount of deferred stock-based compensation by $173,000 for employees who terminated before they were fully vested.  As a result, we recorded amortization of deferred compensation expense of $69,000 and $4,000 during the three months ended September 30, 2004 and 2003, respectively, and of $249,000 and $63,000 during the nine months ended September 30, 2004 and 2003, respectively. We expect to record amortization of deferred compensation expense of approximately $149,000 in fiscal year 2005, related to options assumed by us in connection with our acquisition of Axcelerant.

As of September 30, 2004, we had an aggregate of $222,000 of deferred compensation related to the acquisition of Axcelerant that remained to be amortized. Deferred compensation is amortized on a straight-line basis over the vesting period of the options. We expect amortization of stock-based compensation to end in 2007.

Interest Income and Other, Net and Taxes

Interest income and other, net, interest expense and taxes for the three and nine months ended September 30, 2004 and 2003 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)

Interest income and other, net	$2	$58	$114	$124
Provision for income taxes	$11	$9	$67	$28

Interest Income and Other, Net

Interest income and other, net, primarily represents interest income on cash balances and on short-term investments, gain on disposition of assets and sales, use and value-added tax.

Interest income and other, net, decreased $56,000 in the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  This decrease is primarily due to an approximately $61,000 charge to write-off a VAT receivable in a subsidiary that was no longer considered collectible, and a $17,000 loss on foreign currency re-measurement offset by an increase in interest income of approximately $13,000.  Interest income and other, net, decreased $10,000 in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The decrease primarily reflects higher sales, use and value-added tax of approximately $108,000 during 2003 offset by a higher gain on the sale of assets of approximately $99,000 during 2003.

Income Taxes

The provision for income taxes was $11,000 and $9,000 for the three months ended September 30, 2004 and 2003, respectively, and was $67,000 and $28,000 for the nine months ended September 30, 2004 and 2003, respectively.  The provision for income taxes consists of foreign tax provisions and state taxes.

Liquidity and Capital Resources

	September 30,
	2004	2003
	(in thousands)

Cash and cash equivalents	$2,839	$3,994
Net cash used in operating activities	(6,874)	(1,005)
Net cash provided by (used in) investing activities	3,231	(3,807)
Net cash provided by financing activities	1,183	1,492

Cash and Cash Equivalents.  Our principal source of liquidity is our cash, cash equivalents and short-term investments. As of September 30, 2004, in addition to our cash and cash equivalents balance of $2.8 million, we had a short-term investment balance of approximately $15.6 million.

Operating Activities.  Net cash used in operating activities in the nine months ended September 30, 2004 of $6.8 million was primarily a result of our net operating losses of $40.3 million, increased prepaid expenses and other assets of $1.5 million primarily related to deferred installation costs and decreased accounts payable balances of approximately $900,000 offset by a $27.9 million impairment charge for goodwill and other intangibles, increased deferred revenues of approximately $3.1 million primarily related to deferred installation revenues, an increase of approximately $2.5 million in depreciation, amortization of intangibles and stock-based compensation, a non-cash restructuring charge of approximately $1.4 million and lower accounts receivable balances of approximately $549,000 from increased collection activities. We expect the number of days it takes for us to collect our accounts receivable to lengthen from the periods experienced historically, primarily due to the longer payment cycles generally associated with enterprise customers and the increasing percentage of our revenue base represented by such customers.

Investing Activities.  Net cash provided by investing activities during the nine months ended September 30, 2004 of approximately $3.2 million was primarily the result of liquidation of certain short-term instruments offset by capital expenditures of approximately $1.0 million.

Financing Activities.  Net cash provided by financing activities during the nine months ended September 30, 2004 of approximately $1.2 million was primarily the result of proceeds of sales of common stock to our employees and option holders.

Commitments.  We lease all of our facilities under operating leases that expire at various dates through 2008. We have entered into certain purchase commitments from suppliers who provide network access, software and related services that are utilized by us in order to deliver our product and service solutions.

During the first nine months of 2004, we increased capital equipment expenditures in absolute dollars as compared to the same period in 2003 while we updated many of our back office processes and procedures required to efficiently run our business following the acquisition of Axcelerant.  We expect occasionally to provide customer premise equipment top customers under a monthly service arrangement for a fee, as part of our teleworker solution offering.

The future minimum operating lease and purchase commitments were as follows at September 30, 2004:

	Operating Leases	Purchase Commitments
	(in thousands)
Calendar Year
2004	$485	$316
2005	1,024	1,133
2006	786	921
2007	561	—
2008	90	—
Thereafter	—	—
	$2,946	$2,370

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated, except for indemnifications involving infringement of third party intellectual property rights. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of September 30, 2004.

Summary of Liquidity.  We believe that our available cash, cash equivalents and short-term investments of $18.5 million at September 30, 2004, together with cash expected to be generated by operations during the next twelve months, will fund our currently planned operations for at least the next twelve months. We utilized $2.6 million and $6.8 million in cash during the three and nine months ended September 30, 2004, respectively.

We plan to invest in expanding our secure, managed remote access solutions, on a global basis, by continuing to build strategic partnering relationships. This will require us to maintain market acceptance, and to grow our remote access solutions offerings in order for us to continue our research and development activities and fund planned operating expenses. There can be no assurance that our remote access solutions offerings will maintain market acceptance or enable us to achieve the growth or operating margins that will be required to fund our future operations.

If we are unable to attain our revenue and margin goals, significant additional reductions in spending and the delay or cancellation of planned activities or more substantial restructuring may be necessary to enable us to meet our cash requirements through the next 12 months. These actions could have a material adverse effect on our business, results of operations and prospects. Furthermore, we may need to raise additional funds in future periods through public or private financing, or other arrangements, to fund operations and potential acquisitions, if any. If additional financing is needed, it might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

Factors That May Affect Future Results

In addition to the other information in this Quarterly Report on Form 10-Q, the following should be considered in evaluating GoRemote and our business.

If we fail in our strategy of focusing our sales efforts on larger companies, our revenue and profitability goals will likely not be achieved.

Historically, a significant portion of our revenues was derived from smaller companies and service providers in the Internet marketplace, but in recent periods we have attempted to focus our sales and marketing efforts on larger corporate and enterprise-level customers. This strategy places new demands on our business, such as the longer sales cycles and higher levels of service and support that larger accounts generally require. Some of our competitors with greater financial resources than ours have focused their sales efforts on selling to large enterprises for a longer period of time with more success than we have experienced, which adds to the risk of our strategy.  In November 2004, we appointed a new Senior Vice President of Worldwide Sales,  and a new Vice President of North American New Business Sales, but they may not succeed in executing this strategy.  If we fail to execute this strategy, or if we have underestimated the costs of this strategy, we will likely miss our revenue and profitability goals.

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

Until our acquisition of Axcelerant in December 2003, we generated our remote Internet access services revenues almost exclusively from the sale of services based on dialup access—a narrowband technology. In some countries, including the United States, the use of narrowband as a primary means of remote access is expected to decline over time as broadband access technologies, such as cable modem, DSL and Wi-Fi, become more widely adopted and used. Our experience in the first nine months of 2004 showed us that the decline in dialup revenues from service providers may occur at a more rapid pace than previously projected.  Although we have recently begun to generate revenues from managed broadband access following our acquisition of Axcelerant, the future growth of our business may depend in large part upon our ability to expand the broadband elements of our virtual network and generate broadband revenues at a substantially higher level and growth rate. We may not succeed in this expansion and we may not generate substantial new revenues, which could harm our results and cause our stock price to decline.

Our business strategy has shifted over time and remains unproven, so the success of our strategy cannot be assured.

Our business strategy has changed over time. For example, we ceased to be an Internet service provider in 1997 and abandoned our Internet telephony services business in 2001. We have pursued our current business—managed remote access solutions—for a relatively brief period and in markets that are rapidly changing. We have only been offering managed broadband services to enterprises with branch offices and large teleworker populations since December 2003, following our acquisition of Axcelerant. There can be no assurance that we will succeed in our efforts to make our current business profitable, and there can be no assurance that our recent acquisition of Axcelerant will make us more likely to succeed.

We recently appointed a new chief executive officer and replaced a number of executives and other key personnel, which may lead to additional personnel and organizational changes that could impact our ability to achieve our strategic goals.

On August 2, 2004, we announced the appointment of Tom Thimot to serve as our President and Chief Executive Officer.  During the third quarter of 2004, we replaced our senior marketing and operations executives and a number of other senior managers as part of a realignment of our global operations.  On November 1, 2004, we appointed two new senior sales leaders, including our Senior Vice President of Worldwide Sales.  It is possible that the new management team will introduce additional changes or cause workforce instability as it evaluates how best to achieve our strategic goal of returning to profitability and building sustainable revenue growth.

We may not be successful in our efforts to transition to a reduced cost structure, and the actions that we take in order to accomplish this transition could have long-term adverse effects on our business.

We have taken, and continue to take, various actions to transition our company to a reduced cost structure. In response to declining revenues in our legacy dial access and service provider business, we have scaled back our operations, reduced our expenses, and initiated facility closures and consolidations.

There are several risks inherent in our efforts to transition to a reduced cost structure. These include the risk that we will not be able to hold expenditures at a level necessary to achieve profitability, and that we may have to undertake further cost-reduction initiatives that would entail additional charges. If we are not able to hold down expenses or if we are not able to reduce our non-people-related costs in accordance with our plans, we may have to further reduce our workforce. There is also the risk that the cost-cutting actions we have taken and still plan to take will impair our ability to effectively develop and market products, to remain competitive in the industries in which we compete and to operate effectively. Each of the above measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to deploy our solutions to our customers quickly if and when the demand for our solutions increases and limiting our ability to hire and retain key personnel. These circumstances could cause our income to be lower than it otherwise might be, which would adversely affect our stock price.

Since we have no assurance that customers will continue to use our services or that our customer base will expand, we will have little ability to predict revenue growth or operating results.

Our customers are generally free to use competing products and services and prices for dialup remote access and Wi-Fi access are declining, so we could face significant customer losses, at unpredictable times. We had one customer in the three and nine months ended September 30, 2004 that accounted for more than ten percent of our revenues.  Fiberlink Communications Corporation was 10% and 11% of revenues for the three and nine months ended September 30, 2004, respectively.  This concentration of revenue from one customer, which principally purchases our dialup remote access service, makes our business more risky.  Losing this customer could result in a significant revenue shortfall for us. In addition, large customers have significant negotiating power during contract discussions or in the event of a customer dispute, which may make it more likely that the terms of the customer arrangement or settlement may be more favorable to the customer. We are in direct competition with Fiberlink, which makes it more likely that revenues from Fiberlink will decline in the future. These factors make it difficult to anticipate the level of our future revenues from existing customers. In addition, our success depends on our ability to expand and diversify the composition of our customer base. If we are unable to expand our customer base and increase our average revenues per customer, our business success will be less likely.

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

In the past, the price of our common stock has experienced large swings up and down. As of November 1, 2004, our common stock is valued less than it was at the time of the closing of our acquisition of Axcelerant. This volatility might occur again in the future. Volatility can arise particularly in response to quarter-to-quarter variations in the actual or anticipated financial results of us or our customers or competitors, and announcements that our competitors or we make regarding new product and service introductions. The market price of our common stock can also fluctuate in response to price and volume fluctuations in the stock market, particularly those that affect the market prices of technology stocks.

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

We have incurred significant losses to date and we expect to continue to incur losses for some period of time. We incurred operating losses before income taxes of approximately $1.8 million for 2003, $5.0 million for 2002 and $31.6 million for 2001. As of September 30, 2004, we had an accumulated deficit of $170.7 million and incurred a loss of $33.6 million for the quarter then ended.

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

If our cash proves to be insufficient to fund our operations, we may need to raise additional funds at some point in the future. In the three and nine month periods ended September 30, 2004 we utilized $2.6 million and $6.8 million, respectively, of cash, leaving us with a cash, cash equivalent and short term investment balance of $18.5 million. If we raise additional funds by selling equity or convertible debt securities, our stockholders may experience additional dilution and these new securities may have powers, preferences and rights that are senior to those of the rights of our common stock. We cannot predict whether additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our business operations, promote our brand identity, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures. Any inability to do so could have a negative effect on our business, revenues, financial condition and results of operations.

If our common stock price falls below and remains under $1.00, or if we otherwise fail to comply with Nasdaq rules, our common stock could be delisted from The Nasdaq National Market, which could severely limit the trading market for our common stock.

If we fail to meet the criteria for continued listing on The Nasdaq National Market, our common stock may be delisted, which could make it more difficult for you to sell your shares. For example, if the market price for our common stock falls and remains below $1.00 per share for thirty trading days, we would be subject to delisting. On November 1, 2004, the closing price of our common stock was $1.62.

The telecommunications industry continues to experience instability, which may cause consolidation among network service providers and impair our ability to provide reliable, redundant service coverage and negotiate favorable network access terms.

The telecommunications industry continues to experience dramatic technological change and increased competition that have led to significant declines in network access pricing. In addition, the revenues of network service providers have declined as a result of the general economic slowdown. Network service providers have experienced related operating difficulties in the last several years, leading to poor operating results and declarations of bankruptcy by a number of these providers. If these conditions continue, some of these service providers may consolidate or otherwise cease operations, which would reduce the number of network service providers from which we are able to obtain network access. To the extent this were to occur, while we would still be able to maintain operations and provide enterprise connectivity services with a small number of network service providers, we would potentially not be able to provide sufficient alternative access points in some geographic areas, which could diminish our ability to provide broad, reliable, redundant coverage. Further, our ability to negotiate favorable access rates from network service providers could be impaired, which could increase our network access expenses and harm our operating results.

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

Our products and services rely upon intellectual property rights. For example, we have been issued United States Patent Number 5,898,780 dated April 27, 1999 for “Method and Apparatus for Authorizing Remote Internet Access,” and have other U.S. patents pending. We cannot assure you that patents will issue from the pending applications or, if any patents are issued, that they will be sufficiently broad to protect our technology adequately. In addition, we have a number of trademarks and trademark applications and we use copyright and trade secret protection to protect our software and other original works. Because the technology and intellectual property associated with these products are evolving rapidly, current intellectual property rights may not adequately protect us. In addition, despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of technology is difficult, and we cannot assure you that the steps they have taken will prevent unauthorized use of the technology. Moreover, effective patent, trademark, copyright and trade secret protection may not be available in some countries in which we provide, or may anticipate providing, our products. Furthermore, our competitors may independently develop similar technologies that limit the value of our intellectual property. If competitors are able to use our technology, our competitive edge would be reduced or eliminated.

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

Our success depends in large part upon our ability to identify, attract and retain qualified sales individuals. Competition for these individuals is often intense, and we may not be able to hire the type and number of sales personnel it needs. Our new Senior Vice President of Worldwide Sales has only been in this position since November 1, 2004, and has not had sufficient opportunity to fully evaluate whether his sales team has the resources and skills required to achieve our revenue growth objectives.  His appointment could lead to the departure of other key sales personnel and the need to recruit additional qualified personnel in the coming months.    Once qualified salespersons are hired, they require extensive training in our multiple services solution offering. This training typically covers several weeks of formal in-class and on-the-job instruction.  As of November 1, 2004, we have 32 sales personnel.  If we are unable to continue to retain our current sales employees and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our services, which may prevent us from generating revenue and may negatively impact our ability to maintain customer relationships.

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

GoRemote will be subject to local regulations or laws applicable to access to or commerce on the Internet, in addition to regulations applicable to businesses generally. However, the Federal Communications Commission has initiated several proceedings that may change the regulatory and legal framework for the provision of broadband and Internet services and current and future Federal Communications Commission rules and regulations, as well as judicial interpretations of these rules and regulations, which could negatively affect GoRemote’s business. In addition, international regulatory standards will govern GoRemote’s products and services in foreign markets and could impair its ability to develop products and services for international service providers in the future. GoRemote may not be able to obtain or maintain all of the regulatory approvals that may be required to operate its business. The inability to obtain these approvals, as well as any delays caused by its compliance and its customers’ compliance with regulatory requirements or resulting from uncertainty associated with future regulatory decisions, could result in postponements or cancellations of product orders, which would significantly reduce GoRemote’s revenue.

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

Effective internal controls are necessary for us to provide reliable financial reports and to detect and prevent fraud. We are currently performing the system and process evaluation required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. This evaluation may conclude that enhancements, modifications or changes to our internal controls are necessary. Completing this evaluation, performing testing and implementing any required remedial changes will require significant expenditures in the short term and on a regular basis in the future. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations.  We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, during our 2003 audit, our independent auditor brought to our attention a need to improve the closing process used at our Irvine, California location by formally documenting our policy relating to recognition of revenues derived from agency arrangements versus reseller arrangements, ensuring proper recognition of broadband service installation revenues, training employees performing key finance and accounting functions and documenting certain judgmental accounting matters. Although these items were subsequently addressed, the auditor initially identified these items, collectively, as a “reportable condition,” which means that they were matters that in the auditor’s judgment could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.  In addition, we recently determined that the internal documentation of our revenue recognition policy was not consistent with our actual practice, which we believe is consistent with accounting principles generally accepted in the United States (“GAAP”).  As a result, we are assessing our other written policies and procedures for consistency and compliance with our actual practice and GAAP.  Going forward, the completion of our evaluation of internal controls, implemention of any changes that are necessary, and maintenance of an effective system of internal controls will be expensive and require considerable management attention. However, if we fail to maintain an effective system of internal controls or prevent fraud, we could be subject to costly litigation, we may be unable to comply with Section 404 of Sarbanes-Oxley we may be delisted from trading, investors could lose confidence in our reported financial information and our brand and operating results could be harmed, which could have a negative effect on the trading price of our common stock.

The current regulatory environment affecting accounting principles generally accepted in the United States of America is uncertain and volatile, and significant changes in current principles could affect our financial statements going forward.

Recent actions and public comments from the Securities and Exchange Commission have focused on the integrity of financial reporting generally. In addition, the Financial Accounting Standards Board (“FASB”) and other regulatory accounting agencies have recently introduced several new or proposed accounting standards, or are developing new proposed standards, such as accounting for stock options, some of which would represent a significant change from current industry practices. While we believe that our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, we cannot predict the impact of the adoption of any such proposals on our financial statements going forward.  For example, we currently are not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. Although the standards have not been finalized and the timing of a final statement has not been established, the FASB has announced its support for recording expense for the fair value of stock options granted. If we were to change our accounting policy in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock- Based Compensation—Transition and Disclosure and retroactively restate all prior periods as if we had adopted SFAS 123 for all periods presented, then our operating expenses would increase by approximately $225,000 and $1.4 million for the three months ended September 30, 2004 and 2003, respectively, and would increase by approximately $3.0 million and $3.6 million for the nine months ended September 30, 2004 and 2003, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were not effective, due to a control deficiency in the Company’s documentation and understanding of revenue recognition for multiple-deliverable arrangements, which the Company has subsequently taken steps to correct. The Company believes that its revenue has been recognized in accordance with accounting principles generally accepted in the United States.

Changes in Internal Controls.  During the period, the Company’s current independent registered public accounting firm brought to the Company’s attention a control deficiency consisting of inaccurate documentation and understanding of appropriate revenue recognition principles regarding multiple-deliverable arrangements under EITF 00-21, Revenue Arrangements With Multiple Deliverables. The Company intends to revise its documentation to accurately reflect the Company's application of this EITF and train its accounting personnel accordingly.

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

The settlement was presented to the Court for approval in June 2004.  The parties submitted briefing regarding the merits of the proposed settlement during the summer of 2004.  The Court is expected to approve or disapprove the settlement in the coming months.  There can be no guarantee that the settlement will be judicially approved.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

(a)                                  Exhibits

Exhibit		Incorporated by Reference				Filed or Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.02	Offer letter dated October 15, 2004 to John Grosshans.					X

31.01	Rule 13a-14(a)/15d-14(a) certification of Registrant’s Chief Executive Officer, dated November 9, 2004.					X

31.02	Rule 13a-14(a)/15d-14(a) certification of Registrant’s Chief Financial Officer, dated November 9, 2004.					X

32.01*	Section 1350 certification of Registrant’s Chief Executive Officer, dated November 9, 2004.					X*

32.02*	Section 1350 certification of Registrant’s Chief Financial Officer, dated November 9, 2004.					X*

*                                         These certifications accompany GoRemote’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.  These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of GoRemote under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2004.

GoRemote Internet Communications, Inc.

/s/ DANIEL W. FAIRFAX
Daniel W. Fairfax
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)