Form 10-KT
period 2004-10-31
GoRemote Internet Communications, Inc.
filed 2005-01-14
CIK 1059155

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☒	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2004 to October 31, 2004

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

        As of December 31, 2004, 41,438,137 shares of Common Stock of registrant were outstanding. The aggregate market value of the shares held by non-affiliates of the registrant (based upon the closing price of the Registrant's Common Stock on June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, of $1.84 per share) was approximately $66.0 million.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended October 31, 2004, are incorporated by reference in Part III hereof.

GoRemote Internet Communications, Inc.
2004 Form 10-KT Annual Report
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

        Most of our revenue comes from providing settlement and clearing-house services for our customers. We provide services over a heterogeneous virtual network known as the GoRemote Global Network. As of October 31, 2004, the GoRemote Global Network included more than 33,000 Internet access-dialing locations, over 10,500 public wireless fidelity—or WiFi—hotspots and approximately 1,500 public broadband access points in approximately 150 countries. Through the acquisition of Axcelerant, we added a virtual broadband cable modem and digital subscriber line (DSL) network that spans the United States and Canada. This network is an aggregation of the networks of approximately 150 broadband providers, including virtually all of the leading cable companies, incumbent local exchange carriers (ILECs) and competitive local exchange carriers (CLECs) in the United States. By utilizing this network, we are able to provide comprehensive coverage in the United States for enterprises requiring broadband branch office and broadband teleworker solutions. We created the GoRemote Global Network by forming contractual relationships with approximately 500 access providers—Internet service providers, cable companies, DSL companies and telecommunication companies. These providers, which we refer to as the GoRemote Global Network members, are able to share their communications networks. Our customers, who are enterprises, value added resellers (VARs) and service provider resellers, benefit from the resulting network delivering secure mobile Internet access cost-effectively. Our member providers benefit from the GoRemote Global Network because we manage this shared network and provide settlement services. We have established common technical, service and payment standards to settle charges that our customers incur when their end users access the network facilities of GoRemote Global Network members to conduct Internet-based communications, such as Internet roaming. We intend to continue developing our service offering to introduce new Internet-based remote communications services that may be adopted, deployed and managed on a global scale across the GoRemote Global Network.

        Our common stock is traded on The NASDAQ National Market (symbol: GRIC). Our Web site can be accessed at www.GoRemote.com.

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

        The Yankee Group 2004 Mobile User Survey reports that at the end of the second quarter of 2004, wireless data users totaled almost 47 million (or more than one-quarter of the total wireless subscriber base), up more than 58% from 29 million in mid-2003. International Data Corporation, a leading industry analyst firm, forecast in a 2002 report that the number of mobile workers—workers who spend more than 10 percent of their time out of their office—will more than double between 2001 and 2006, to 162 million worldwide. The same report forecast an increase of almost 13 million mobile workers in the U.S. between 2001 and 2006, from 92 million to 105 million. In contrast, the number of workers who are not mobile is forecast to decline by 2 million through 2006, down to approximately 54 million. The report also predicts that nearly two-thirds of the U.S. workforce will be mobile by 2006. Strategy Analytics, Inc., a global research firm, estimates that global revenues from mobile data will grow from approximately $61 billion this year to just over $189 billion in 2009. As a result of this growth, the mobile office communications market, which includes broadband and dial-up access, mobile data, visitor-based networks, and Internet protocol virtual private network value added services, will more than triple from $21.3 billion in 2001 to $74.3 billion in 2006, according to International Data Corporation.

        Other recent market research indicates that the number of mobile and remote workers is large and growing. According to a recent report by Nemertes Research, an independent technology research firm, cited by its President in a February 2004 Network World Fusion article—87 percent of employees work at locations other than the headquarters building or campus, typically at a regional facility, sales office, retail store, or home office. A recent survey carried out by the Economist Intelligence Unit on behalf of AT&T found that, for most company executives, giving their remote workers full access to the corporate network is one of their highest priorities. When asked about which network performance attribute was most critical to their business, 81% described as either 'critical' or 'important' the ability of their employees to gain full access to network applications from remote locations. In many enterprises, a large percentage of employees work outside corporate headquarters. Furthermore, the Nemertes report indicated that two-thirds of information technology (IT) executives say they expect their companies will hire even more remote workers, based on the idea that increased bandwidth costs are offset by lower real-estate costs and other savings.

        Adoption of technologies that are highly supportive of remote working—such as broadband and Voice over IP—is rising sharply. The Nemertes survey shows that one in five companies currently use VoIP for remote working, and that 79% expect to be doing so by 2006.

        According to the 2004 "Network World 500" study, an annual study on the leading technology and management issues facing networking and IT executives in 500 corporations, 97 percent of enterprises that participated in the study have mobile and/or remote workers, representing an increase over 2003. The 2003 study revealed that 96 percent of enterprises expected that the number of their remote workers would either increase or stay the same in the subsequent 12 months. Among companies with mobile and remote workers, a total of 83 percent said their spending for supporting remote workers would either increase or stay the same. Average spending per surveyed enterprise for products and services for remote workers was targeted at $2.4 million over the same 12-month period.

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

        We expect rising demand for managed or outsourced remote access services as a result of the increased security risks, complexity and costs of managing and supporting the growing ranks of mobile and remote workers. This reflects the overall trend toward increased usage of outsourced IT services. Research firm Gartner estimated in a 2004 study that global IT services spending is expected to reach $1.3 trillion in 2008, up from $1.1 trillion in 2003. Gartner noted that nearly 26% of the total amount was outsourced in 2003 and estimated that this figure is expected grow to nearly 33% by 2008. Companies around the world are turning to outsourcing to help reduce or stabilize costs, access advanced technology, compensate for a lack of skilled IT workers, improve business efficiency, meet earning projections, tie technology to business value, and remain competitive in the global marketplace.

Enterprise Challenges Associated with Providing Secure Remote Access for the Growing Remote Workforce

        Enterprises face three major challenges associated with providing secure, reliable remote access for their growing mobile and remote workforce, particularly those with global operations or globally mobile work forces:

        Escalating security risks.    According to the 2004 "Network World 500" study, security was the most mentioned challenge when respondents were asked about supporting remote workers. Bolstering security remains the top concern for the third year in a row, with nearly 85% supporting security as the primary concern when supporting the remote work force. Internet-based remote access exposes enterprises to malicious and undesired security threats. These threats are growing as hackers find new ways to penetrate corporate networks and as "always-on" broadband access and new wireless access technologies including Wi-Fi become more popular. Computer virus attacks cost global businesses an estimated $55 billion in damages in 2003; a sum that is expected to increase rapidly in the years to come, according to anti-virus firm Trend Micro. ICSA Labs, a subsidiary of security firm TruSecure, reported in a recent study that companies suffered extensive virus infections in 2003 and spent on average almost $100,000 to clean up each attack. According to the CERT Coordination Center, a government-funded security group, the number of security incidents skyrocketed from 21,756 in 2000 to 137,529 in 2003. The latest Computer Security Institute/FBI Computer Crime and Security Survey identified Internet connections as the most frequent point of attack on corporate networks. Despite their concerns about security challenges, enterprises must enable mobile and remote workers to access corporate information and applications.

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

The GoRemote Solution

        GoRemote provides a comprehensive, unified and global Internet-based remote communications solution for distributed enterprises. This enterprise-class solution significantly streamlines and simplifies the process of providing secure remote access for all mobile and remote workers outside the corporate firewall. This includes mobile professionals, teleworkers, telecommuters, work extenders and employees in branch offices and retail settings. Importantly, the GoRemote solution puts much of the remote access, security, and feature control in the hands of the enterprise IT department. For example, enterprise IT managers can establish security and access policies so that only certain employees, such as senior managers, get access to certain information.

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

        Our solutions integrate a software client, access, security, and remote access management services, along with a comprehensive set of managed and value-added services, providing a comprehensive solution for enterprises with critical remote communications needs. The foundation of our comprehensive solution is the GoRemote Global Network, which we believe is the world's largest access network with more than 45,000 wired and wireless access points in over 150 countries. GoRemote manages and monitors this shared global network 24 hours a day, 7 days a week. Since December 2003, we also provide access to a virtual broadband cable modem and DSL network that spans the United States and Canada. This network is an aggregation of the networks of approximately 150 broadband providers, including virtually all of the leading cable companies, ILECs and CLECs in the United States. Together, these three offerings provide distributed enterprises with a comprehensive solution for enterprise connectivity outside the corporate firewall.

        Our solutions provide the following benefits to customers:

  •
  Minimize risks.  GoRemote enables enterprises to minimize the many risks of Internet-based remote access by providing a comprehensive and integrated set of advanced security services and capabilities. This includes managed VPN, managed remote end point services including managed firewall, authentication, and policy enforcement capabilities. These security capabilities enable enterprises to take advantage of the cost and reach advantages of the Internet while defending their networks and data from malicious and unintentional attacks. In addition, our Universal Remote Control management console enables enterprises to rapidly pinpoint and resolve potential security breaches. Finally, GoRemote minimizes risks by reducing an enterprise's reliance on a single service provider's network.

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

  •
  Maximize productivity.  Our solutions boost the productivity of mobile and remote workers and IT professionals alike. For example, we enable mobile professionals such as sales professionals to be productive from virtually anywhere, and at any time. We also boost productivity by enabling remote workers, such as employees in branch offices, to obtain enhanced levels of performance by remotely accessing data-intensive applications running behind the corporate firewall such as customer relationship management applications. In addition, our solutions increase the productivity of IT and networking professionals by enabling them to reduce the amount of time and effort they spend managing, administering, and supporting their mobile and remote workers.

  •
  Rapid ROI.  We enable enterprises to achieve a significant and rapid return on their investment in our services. This rapid ROI is enabled by an almost immediate reduction in communications, management, and support costs for delivering an enterprise-scale remote access solution.

Strategy

        GoRemote's goal is to become the leading provider of managed broadband and global remote access solutions for large, global enterprises. We intend to achieve this goal by providing a compelling and highly differentiated value proposition for enterprises that reduces the risks, complexity and costs of remote networking while facilitating increased productivity of mobile and remote workers.

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

  •
  an ubiquitous, highly reliable and cost-effective global network that can be accessed from anywhere in the world and is managed by GoRemote for quality, speed and reliability;

  •
  the ability for enterprise IT managers to proactively manage, monitor and support mobile/remote workers, security, and usage policies via a single, easy- to-use management platform;

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

  •
  Broadband teleworker solution.  We enable teleworkers to securely access critical business applications using VPN technology over high-speed, low cost cable and DSL Internet connections. By having their home teleworkers replace or augment inefficient home office dial-up connections with our managed solution, enterprises can achieve significant productivity improvements and cost savings. We design, deploy and manage the teleworker solution from end-to-end. Our broadband teleworker solution, currently available principally in the U.S., features what is believed to be the largest nationwide broadband footprint; industry-leading security and network management capabilities; and comprehensive managed services.

  •
  Broadband branch office solution.  By using economical broadband last-mile services to deliver a high-bandwidth service at an affordable price point, we enable enterprises to achieve significant cost savings over traditional frame relay networks. Our broadband branch office solution also dramatically increases performance by providing greater throughput and traffic shaping to support data-intensive enterprise applications, including ERP, CRM, point of sale, voice over IP, and more. This solution is designed to securely connect hundreds or thousands of small branch offices or retail locations to an enterprise's network. Like our teleworker solution, our fully-managed broadband branch office solution features what we believe is the largest nationwide broadband footprint in the U.S.; industry-leading security and network management capabilities; and comprehensive managed services.

  Services

        We deliver our flagship solutions by integrating a set of services, based on best-of-breed technology from GoRemote and our technology and network partners. These services include:

  •
  Access Services.  We enable mobile and remote workers to access their corporate networks using multiple access types including cable, DSL, Wi-Fi, GPRS, IDSN, PHS, and dial-up. This "universal access" capability gives enterprises and their remote workers the highest degree of flexibility and convenience. In addition to providing multiple access modes, we also enable mobile and remote workers to access their corporate networks from virtually anywhere. As of October 31, 2004, our global shared network includes more than 45,000 wired and wireless access points in over 150 countries. This includes over 12,000 mobile broadband access points, of which approximately 10,800 are Wi-Fi hotspots and 1,500 are hotel Ethernet access points. Since December 2003, we also provide enterprises with access to a virtual broadband cable modem and DSL network that spans the United States and Canada. This network is an aggregation of the networks of approximately 150 broadband providers, including virtually all of the leading cable companies, ILECs and CLECs in the United States.

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

  •
  Security Services.  Our "Total Security Protection" system is a comprehensive and integrated policy-based security system for remote access. Total Security Protection enables enterprises to reduce remote access risks and complexity while maximizing mobile and remote worker productivity. It consists of advanced security products from best-of-breed enterprise vendors, including unique policy enforcement and automatic remediation capabilities from Sygate, Inc. GoRemote tightly integrates these products into a seamless, end-to-end security system that enterprises can control via our Universal Remote Control management console. Total Security Protection significantly strengthens the security capabilities of GoRemote's family of mobile, teleworker and branch office solutions. The system is fully compatible with all popular VPNs and integrates seamlessly with enterprises' existing security infrastructures. Enterprises can create a customized Total Security Protection service that is tailored to their unique needs.

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

The GoRemote Global Network

        The network over which we provide our solutions and services is the GoRemote Global Network, a managed virtual global network. We believe that the GoRemote Global Network is the world's largest access network with more than 45,000 wired and wireless access points in approximately 150 countries. As of October 31, 2004, the GoRemote Global Network included more than 12,000 mobile broadband access points. Of these, approximately 10,800 are Wi-Fi hotspots and 1,500 are hotel Ethernet access locations. Additionally, the GoRemote Global Network provides what we believe is the most extensive aggregated broadband footprint in North America, including Wi-Fi, DSL and cable modem coverage.

        We have created the GoRemote Global Network by forming business relationships with approximately 500 service providers across the world. We combine the networks of these service providers and manage and monitor this shared global network 24 hours per day, 7 days per week. As a key part of these business relationships, we provide settlement and clearinghouse services. As a result, an individual with one GoRemote account and one password has the ability to access the Internet through hundreds of service provider networks around the globe and receive a single monthly invoice.

Customers

        Our solution is used by corporate enterprises of all sizes worldwide as well as by individuals who obtain Internet services through our global service provider resellers. We market and sell our solutions directly to corporate enterprise customers as well as through our service provider resellers and value added resellers. Corporate enterprise customers include Novartis Pharmaceuticals Corporation, Bristol-Myers Squibb Company, The Procter & Gamble Company, Schering Sales Corporation, Networking & Computing Services, a division of Johnson & Johnson Services, Inc., Philip Morris Incorporated, Amgen, Inc., La Petite Academy, Inc., Schwan's Sales Enterprises, Inc. and Penske Truck Leasing Co., L.P. Service provider resellers include Fiberlink Communications Corporation, Sony Communication Network Corporation, Transatlantic Web Services, Inc. (a subsidiary of America Online, Inc.), UUNET Technologies, Inc., AT&T Global Communications Services, Inc., Global Crossing North America, Inc., Telstra Corporation Limited, NTTPC Communications, Inc., Fujitsu Limited and Singapore Telecommunications Limited. Value-added resellers include HKCON.NET Limited, Cable and Wireless IDC, Inc., Community Internet Plc., CRC Solutions Corp., Tempest Telecommunications International, Inc., Aicent, Inc., VPM Internet Services, Inc., Redstone Communications Limited, PSINet Switzerland Sarl and Dial Internet Ltd. In 2004, one company, Fiberlink Communications Corporation (11%), accounted for more than ten percent of our revenues.

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

        We currently maintain domestic direct sales personnel in California, Georgia, Illinois, Massachusetts, Minnesota, New York, Texas and Virginia and an international direct sales force in China, Hong Kong, Japan and the United Kingdom. The direct sales force is organized into individual regional account teams, which include sales representatives, sales engineers and account managers.

        We complement our direct sales force with value-added resellers, systems integrators and software developers, particularly those offering virtual private networking solutions. These parties provide a global extension of our direct sales force and serve as a source of leads and referrals.

        We also maintain an extensive website that, among other things, provides information to prospective customers and affiliates concerning the technical and other requirements for becoming a member of the GoRemote Global Network.

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

        We believe our success will depend, in part, on our ability to develop and introduce new products and enhancements to our existing products. We have made significant investments and we intend to continue to invest in research and development. Our research and development expenditures were approximately $3.4 million in 2004, $2.5 million in 2003 and $2.8 million in 2002. If we are unable to develop new products or enhancements to existing products on a timely basis, or if the new products or enhancements fail to achieve market acceptance, our business, prospects and results of operations will suffer.

        We utilize our software development center in Bangalore, India to supplement our software engineering efforts in the United States. As of December 31, 2004, the number of software engineers in our Bangalore, India facility was 65.

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

  •
  customer service;

  •
  performance;

  •
  flexibility; and

  •
  scalability.

        There are low barriers to entry to new or existing businesses seeking to offer services on the Internet, although a substantial investment of time and resources would be required for a new market entrant to establish a global network. As a result, our business environment is intensely competitive, highly fragmented and rapidly changing. Competition can come from many sources and may be focused on different segments of our business. We compete with companies such as iPass and Fiberlink in the market for Internet roaming and related settlement services and we compete with companies such as MegaPath and Netifice in the managed broadband services market. There are also large communications service provider companies such as AT&T, Equant and WorldCom/UUNET that compete, or have the ability and resources to compete, in our principal market, by offering clearinghouse and roaming services. Some of our competitors, such as Fiberlink, AT&T and WorldCom/UUNET, also resell our services.

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

        Regulatory Treatment of Broadband Access.    In August 2003, the FCC issued an Order ("TRO") that significantly changed many of the regulations governing the telecommunications industry. Among the changes adopted, the FCC determined that all-fiber loops to a customer's premises are not subject to the mandatory unbundling provisions of the Telecommunications Act of 1996, and that in the case of

"hybrid" loops containing some fiber and some copper, the broadband capabilities of these loops do not need to be unbundled. These rulings give the incumbent local exchange carriers greater control over whether, and at what price, broadband access facilities will be made available to third parties. The FCC's TRO was appealed by a number of interested parties, all of which appeals were consolidated before the U.S. Court of Appeals for the D.C. Circuit ("D.C. Circuit"). On March 2, 2004, the D.C. Circuit decided multiple appeals of the FCC's TRO. Although several aspects of the FCC's TRO were vacated and/or remanded to the FCC, the D.C. Circuit upheld the FCC's decisions regarding broadband unbundling. Subsequently, the FCC extended its deregulation of broadband facilities to fiber loops deployed to multi-tenant buildings or campuses where the predominant use is residential and to loops with no more than 500 feet of copper (so-called "fiber-to-the-curb" loops). In October 2004, the FCC exempted the former Bell Telephone Company entities from long distance market entry provisions to the extent those provisions might have imposed a separate obligation to unbundle all fiber or fiber to the curb broadband loops.

        The regulatory classification of stand-alone broadband and broadband sold in combination with Internet access services is currently under regulatory review in several proceedings, including the following: (1) a pending FCC proceeding that is considering deregulation of incumbent local exchange carrier broadband services and facilities where the incumbent local exchange carrier is classified as non-dominant in the provision of local exchange and exchange access service; (2) a pending FCC proceeding that is considering re-classification of broadband services as information services, meaning that they would no longer be subject to telecommunications service regulations; and (3) a proceedingthat addresses the regulatory status of IP-based services (discussed in further detail below). If the FCC further exempts incumbent local exchange carriers from regulation (for example, by eliminating regulations governing end user prices or collocation of competitive DSL providers' equipment in central offices), incumbent local exchange carriers maygain a competitive advantage in providing broadband services to end users or may raise the rates charged to third parties for use of the incumbent's facilities. At this time, we are unable to predict the impact, if any, that additional regulatory action on this issue will have on our business.

        Regulatory Treatment of Cable Modem Services.    A decision of the U.S. Court of Appeals for the Ninth Circuit, issued in October 2003, vacated in part an FCC declaratory ruling that cable modem services consisted of information services only, and did not include a separate offering of telecommunications service. The U.S. Court of Appeals for the Ninth Circuit found that cable modem service included, in part, the offering of telecommunications services. On December 3, 2004 the U.S. Supreme Court granted two petitions for writ of certiorari of the Ninth Circuit's 2003 decision. The high court will address the question of whether cable modem service includes a separable telecommunications service component which would subject the service to Title II regulation as a common carrier. The Supreme Court's decision in this matter will impact the industry, as well as future actions by the FCC. However, pending a decision by the Supreme Court and further FCC consideration of the matter, providers of cable modem service could be subject to regulation, at least in part, in their provision of such services and subject to common carrier requirements, such as nondiscrimination and authorization obligations under Title II of the Communications Act, and universal service contribution obligations, depending upon what the FCC determines in response to the Court's instruction. Furthermore, the determination by the U.S. Court of Appeals for the Ninth Circuit may expose providers of cable modem services to potential claims that, because they are offering, in part, telecommunications services, as well as information services (in part), they fall under FCC requirements that facilities-based providers of information services must open their networks to competitive providers of information services. The imposition of additional regulatory obligations on cable modem providers may significantly impact the rates of such service. At this time, we are unable to predict the impact, if any, that the Supreme Court's decision and additional regulatory action on this issue will have on our business.

        Regulatory Treatment of Wireless Fidelity (Wi-Fi).    Wireless Fidelity or "Wi-Fi" is the most widely used wireless local area network technology operating at a range of 150 to 250 feet. Wi-Fi can be utilized for a variety of services, including a growing number of home, consumer, business and public networking applications, as well as such demanding applications as wireless multimedia video transmission and broadcast MPEG. Wi-Fi operates on an unlicensed basis and allows for high speed data transfer. Users of mobile devices with Wi-Fi capabilities can establish high-speed wireless Internet connections within buildings or spaces, commonly called "hot spots," where Wi-Fi technology has been deployed. Hot spots typically rely on high-speed landline technologies, such as T-1 lines, DSL, or cable modems, to connect to the PSTN and Internet. Because the technology allows consumers to obtain high-speed wireless Internet connections within certain locations, it has the potential to act as both a substitute and a complement to data services offered over mobile telephone networks. Despite the FCC's jurisdiction over the use of this technology, it is, as stated, currently unlicensed by the FCC. At this time, we are unable to predict the impact, if any, that future regulatory action on this issue will have on our business.

        Regulatory Treatment of Voice Over Internet Protocol (IP) Services or IP Enabled Services.    Currently, the FCC and most state regulators do not treat voice services relying on IP as telecommunications services. A number of providers are using IP-enabled services to compete with voice services, and some providers using IP-enabled services may be avoiding certain regulatory obligations or access charges by other carriers that might otherwise be due if such IP-enabled service offerings were subject to regulation. However, there are increasingly clear indicators that the FCC is considering some form of compliance requirements for VoIP providers, including CALEA compliance and other 911/E911 compliance requirements. In March 2004, the FCC initiated a rulemaking proceeding to address the regulatory treatment of voice over IP services. Although a decision on all of the issues raised in the proceeding is not expected until the middle or latter part of 2005, the FCC determined that VoIP services are subject to its exclusive jurisdiction and precluded states from regulating VoIP services. In addition, the FCC has issued conflicting rulings on the regulatory treatment of specific VoIP services. In one case the FCC concluded that an AT&T service using VoIP as an intermediate routing technology is a telecommunications service, not an information service. In comparison, just two months earlier, the FCC concluded that pulver.com's Free World Dialup service, which enables customers to make VoIP calls, is an information service. These proceedings could lead to an increase in the costs of voice over IP, if providers become subject to regulation (in the absence of forbearance from the same), and may change the compensation structure for IP-enabled services. At this time, we are unable to predict the impact, if any, that additional regulatory action on this issue will have on our business.

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

Trademarks

        Axcelerant, GRIC and "Technology that brings intelligence to the Internet" are our registered trademarks. "Empowering the Mobile Office," Global Reach Internet Connection, GoRemote, GoRemote AAS, GoRemote AADR, GoRemote Alliance, GoRemote Alliance Network, GoRemote ARS, GoRemote Branch Office, GoRemote Convergent Services Platform, GoRemote CSP, GoRemote Dashboard, GoRemotedial, GoRemote Expense and Time, GoRemote Global Network, GoRemote Meeting, GoRemote Member logo, GoRemote Mobile Office, GoRemote MobileOffice, GoRemote MobileOffice Enterprise Access, GoRemote MobileOffice Enterprise Productivity, GoRemote MobileOffice Broadband Plus, GoRemote NetAccess, GoRemote NetAuditor, GoRemote NetManager, GoRemotephone, GoRemoteprepaid, GoRemote QMS, GoRemote Remote End Point Security Service, GoRemote SecureAccess, GoRemote SFA, GoRemotetalk, GoRemote Teleworker Office, GoRemote Total Security Protection, GoRemotetraveler, GoRemote Universal Remote Control, Gttrend, Roaming Streamer, and "Multiple Internet services. One global solution." are our trademarks.

Employees

        As of December 31, 2004, we had 205 full-time employees worldwide. Our future performance depends, in significant part, on our ability to retain existing personnel in key areas such as engineering, technical support, sales and senior management. None of our employees is subject to a collective bargaining agreement, nor have we experienced work stoppage. We consider our relationships with our employees to be good.

International

        For financial information regarding geographic operations, see Note 13 to the Consolidated Financial Statements included in this report.

Available Information

        We make available free of charge, on or through our Internet address located at www.GoRemote.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file that material with, or furnish it to, the Securities and Exchange Commission. Materials we file with the SEC may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We will provide a copy of any of the foregoing documents to stockholders upon request.

ITEM 2. PROPERTIES

        We occupy approximately 31,000 square feet of space in Milpitas, California under a lease that expires in February 2008 and approximately 32,000 square feet of space in Irvine, California under a lease that expires in March 2005. We lease sales and support offices in Virginia, China, Hong Kong, Japan, Singapore and the United Kingdom and we lease a research and development office in India. In the event that existing facilities are not adequate for our needs, we anticipate that additional facilities will be available on commercially reasonable terms.

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

	High		Low
2002:
First Quarter	$3.20		$1.20
Second Quarter	$2.67		$1.24
Third Quarter	$1.76		$1.16
Fourth Quarter	$3.84		$1.14
2003:
First Quarter	$3.30		$1.47
Second Quarter	$5.15		$2.08
Third Quarter	$8.69		$3.67
Fourth Quarter	$8.15		$4.90
2004:
First Quarter	$6.43		$3.06
Second Quarter	$3.67		$1.60
Third Quarter	$1.77		$1.20
Fourth Quarter	N/A	(1)	N/A	(1)

(1)
During the period from October 1, 2004 through October 31, 2004, the high and low sales prices of GoRemote stock were $1.65 and $1.37, respectively.

        On October 31, 2004, there were approximately 126 record holders of the Company's common stock.

Dividends

        The Company has never paid cash dividends on its common stock. The Company intends to retain its earnings for use in its business and, therefore, does not anticipate paying any cash dividends on the common stock.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The financial data for the ten months ended October 31, 2003 is unaudited.

Statements of Operations Data

	Years Ended December 31,				Ten months ended October 31, 2003	Ten months ended October 31, 2004
	2000	2001	2002	2003
	(in thousands, except per share amounts)				(unaudited)
Revenues	$29,479	$23,694	$34,681	$41,207	$33,543	$42,067
Costs and expenses:
Cost of revenues	25,159	13,194	15,220	17,455	14,415	18,016
Network and operations	7,615	6,180	4,392	4,029	3,063	7,671
Research and development	10,928	5,342	2,802	2,513	2,028	3,441
Sales and marketing	13,069	14,260	11,954	14,163	11,378	16,421
General and administrative	8,065	8,627	4,996	4,790	3,905	5,313
Goodwill and intangible asset impairment	—	—	—	—	—	27,929
Amortization of intangibles	—	—	—	133	—	1,290
Amortization of stock-based compensation(1)	427	427	168	95	65	270
Restructuring charge (recovery)	—	7,773	369	(79)	(79)	2,468

Total costs and expenses	65,263	55,803	39,901	43,099	34,775	82,819

Operating loss	(35,784)	(32,109)	(5,220)	(1,892)	(1,232)	(40,752)
Interest income and other, net	3,668	779	298	87	143	125
Interest expense	(177)	(129)	(60)	—	—	—

Operating loss before income taxes	(32,293)	(31,459)	(4,982)	(1,805)	(1,089)	(40,627)
Provision for income taxes	155	107	39	51	28	79

Net loss	(32,448)	(31,566)	(5,021)	(1,856)	(1,117)	(40,706)
Deemed beneficial conversion dividend on Series A preferred stock	—	—	(11,781)	—	—	—

Net loss attributable to common stockholders	$(32,448)	$(31,566)	$(16,802)	$(1,856)	$(1,117)	$(40,706)

Basic and diluted net loss attributable to common stockholders per share	$(1.68)	$(1.59)	$(0.84)	$(0.08)	$(0.05)	$(1.00)

Shares used to compute basic and diluted net loss attributable to common stockholders per share	19,345	19,825	20,104	24,115	22,473	40,526

(1)
Amortization of stock-based compensation consists of:

Network and operations	$8	$8	$6	$12	$3	$81
Research and development	172	172	9	10	4	49
Sales and marketing	67	67	3	13	1	115
General and administrative	180	180	150	60	57	25

Total amortization of stock-based compensation	$427	$427	$168	$95	$65	$270

Consolidated Balance Sheet Data

	December 31,
					October 31, 2004
	2000	2001	2002	2003
	(in thousands)
Total assets	$59,405	$22,064	$30,610	$91,128	$55,897
Long-term liabilities	481	110	88	114	1,305
Convertible preferred stock	—	—	11,752	3,927	—
Total stockholders' equity	45,536	14,986	24,976	81,132	41,962

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

        Unless expressly stated or the content otherwise requires, the terms "we", "our", "us", "the Company" and "GoRemote" refer to GoRemote Internet Communications, Inc. and its subsidiaries as a whole.

Overview

        We provide secure managed broadband and remote access solutions to enterprises and service providers. Our solutions enable enterprises to securely, reliably and cost-effectively extend their corporate networks and applications to mobile and remote workers outside the corporate firewall. These workers include mobile professionals such as sales professionals, project managers and engineers; teleworkers, including call center agents; telecommuters; and employees in branch offices and retail settings. We provide comprehensive and integrated managed broadband and global remote access products and services that include: server and intelligent client software; multiple network access types, including broadband, Wi-Fi and dial-up; security capabilities that ensure security policy compliance by remote workers; a real-time remote access management console; end-to-end managed and value-added services including managed security services; and design, deployment, monitoring, and technical support. Our products and services enable enterprises to reduce the cost, complexity and risk of remote office networking, while maximizing the productivity of mobile and remote workers.

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

        In October 2004, the Company changed its fiscal year end from December 31 to October 31. Accordingly, the consolidated financial information for the 2004 fiscal period reflects the results for the ten months ended October 31, 2004. The comparative historical consolidated financial information for the 2003 and 2002 fiscal periods is for the years ended December 31, 2003 and 2002.

        Most of our revenue comes from providing settlement and clearing-house services for our customers. We provide services over a heterogeneous virtual network known as the GoRemote Global Network. As of October 31, 2004, the GoRemote Global Network included more than 33,000 Internet access-dialing locations, over 10,500 public wireless fidelity—or WiFi—hotspots and approximately 1,500 public broadband access points in approximately 150 countries. Through the acquisition of Axcelerant, we added a virtual broadband cable modem and DSL network that spans the United States and Canada. This network is an aggregation of the networks of approximately 150 broadband providers, including virtually all of the leading cable companies, ILECs and CLECs in the United States. By utilizing this network, we are able to provide comprehensive coverage in the United States for enterprises requiring broadband branch office and broadband teleworker solutions. We created the GoRemote Global Network by forming contractual relationships with approximately 500 access providers—Internet service providers, cable companies, DSL companies and telecommunication companies. These providers, which we refer to as the GoRemote Global Network members, are able to share their communications networks. Our customers, who are enterprises, value added resellers (VARs) and service provider resellers, benefit from the resulting network delivering secure mobile Internet access cost-effectively. Our member providers benefit from the GoRemote Global Network because we manage this shared network and provide settlement services. We have established common technical, service and payment standards to settle charges that our customers incur when their end users access the network facilities of GoRemote Global Network members to conduct Internet-based communications, such as Internet roaming. We intend to continue developing our offerings to introduce new Internet-based remote communications products and services that may be adopted, deployed and managed on a global scale across the GoRemote Global Network.

        We have incurred substantial losses since our inception as a result of expenses associated with building the GoRemote Global Network and related network infrastructure and developing our software products. We had an accumulated deficit of approximately $171.1 million as of October 31, 2004. We cannot assure you that we will achieve or sustain profitability. See "Factors That May Affect Future Results—We have a history of net losses and may incur future losses."

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

        Revenue Recognition and Related Allowances.    We derive revenues primarily from remote Internet access services provided to customers through our virtual network and by providing monthly security and support services and monthly connectivity services to broadband Internet remote access customers. Our arrangements with our customers typically have multiple deliverables. These deliverables may include software, installation services, customer premises equipment, connectivity services, and maintenance and support services.

        We recognize revenues when persuasive evidence of an arrangement exists, service has been provided to the customer, the price to the customer is fixed or determinable, and collectibility is probable. Mobile remote Internet access services are generally billed on a per-minute basis for usage or at a flat rate per month per user based on negotiated rates. Usage fees are recognized in the period the services are rendered to end users, and monthly fees are recognized ratably based on the number of days that have elapsed. We have some customers with minimum commitment arrangements and customers are not contractually entitled to use or otherwise receive benefit for unused service in subsequent periods. Minimum commitment fees are recognized as revenue in the month it has been determined that the minimum commitments have not been achieved, assuming all other criteria for revenue recognition have been met.

        Our solutions may also include installation services, the sale of customer premise equipment and managed security services related to our broadband services offerings. Depending on the service provided and the nature of the arrangement, the Company may charge a one-time, annual or monthly fee for these additional services or deliverables. Revenue from installation services and the sale of equipment is deferred and recognized ratably over the period of expected usage by our customers since we consider these services and products to be an enabler of the related remote access service contracts. Our estimate of expected usage is 24 months for all periods presented. On a quarterly basis, we review this estimate of expected usage based on actual data. Revenues from managed security services are recognized in the month the service is provided. To a lesser extent, we also derive a portion of our revenues from licenses of our authentication software, related maintenance and support services, and other optional services related to our remote access solutions which are recognized ratably over the term of service. These other revenues amounted to five percent or less of total revenues over the last three years. Fees generated from maintenance contracts are recognized over the life of those contracts. The majority of the maintenance contracts cover periods of one to twelve months. Amounts billed in advance of revenue recognition are recorded to deferred revenue as collected. We recognize certain broadband connectivity revenues generated under agency arrangements on a net basis. Product returns and allowances have not been significant.

        We provide services over a heterogeneous virtual network, which was created by forming contractual relationships with approximately 500 Internet service providers, cable companies, DSL companies and telecommunications companies. These companies may provide us their services under either a reseller or an agency arrangement. In applying our revenue recognition policy we must make judgments and estimates with regard to the specific facts and circumstances surrounding each provider relationship to determine which portion of our revenues we provide under a reseller arrangement, where we would record gross revenues and cost of revenues, and which portion of our revenues we provide as an agent, where we would record revenues and cost of revenues combined on a net basis. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes, any of which could cause a material impact on the revenues that we have reported.

        We record estimated allowances against revenues for returns and cancellations in the same period the revenues are recorded. These estimates are based upon historical analysis of our service level agreements, credit memo data and other known factors for pricing and transaction volume disputes that arise in the normal course of business. To date, allowances pertaining to our current business have not been significant. If the historical data we use to calculate these estimates does not accurately reflect amounts associated with future disputes, our actual revenues could be higher or lower than what we have recognized.

        Cost of Revenues.    Cost of revenues represents the amounts paid to Internet service providers, cable companies, DSL companies and telecommunications companies for the usage of their networks, and amounts paid to other third party providers of products or services that we include in our solutions. We have entered into minimum purchase commitments with some network service providers for access that we expect to utilize during the term of the contracts. Costs of minimum purchase contracts are recognized as network access expenses at the greater of the minimum commitment or actual usage. If we estimate that the revenues derived from the purchase commitment will be less than the purchase commitment, we recognize a loss on that purchase commitment to the extent of that difference. No such loss has been recognized to date.

        Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses from our customers' inability to make payments they owe us. In order to estimate the appropriate level of this allowance, we analyze historical bad debts, customer concentrations, current customer credit-worthiness, current economic trends and changes in our customer payment patterns. If the financial condition of our customers were to deteriorate and to impair their ability to make payments to us, additional allowances might be required in future periods. If we determine that collectibility is not probable, revenue is recognized as cash is collected. If our estimates prove too low, our bad debt expense will increase.

        Valuation of Long-Lived Assets including Intangible Assets.    We evaluate the carrying amount of our long-lived assets, including purchased intangible assets, whenever events or circumstances indicate the amount of the assets may not be recoverable. Determination of impairment of property and equipment, goodwill and intangible assets is highly subjective and requires significant judgment at many points during the analysis. This analysis is based on our estimate of future cash flows that the assets are expected to generate and their eventual disposition. If we determine that any of these assets have been impaired, the impairment charge will be charged to earnings in the period such determination is made. Management estimated the value of these assets. During the first three quarters of fiscal year 2004, the operating costs required to support the customers acquired in connection with our acquisition of Axcelerant, Inc. were greater than we initially projected. Effective September 30, 2004, we determined that our intangible asset comprised of customer relationships acquired in connection with the Axcelerant acquisition was not fully recoverable. As a result, this asset was written down from $6.3 million to $3.9 million. Based on the analysis of historical termination data for the acquired customers, we determined that no adjustment to the remaining life of the asset was required.

        Valuation of Goodwill.    We test goodwill for possible impairment on an annual basis in the third fiscal quarter and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition and loss of key personnel. In addition, we assess goodwill for recoverability if our market capitalization is less than the value of our net assets. The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of our future performance. The assumptions supporting the estimated future cash flows, including the discount rate used and estimated terminal value reflect our best estimates. The Company treats its single operating segment as its reporting unit. Effective September 30, 2004, we determined that goodwill was impaired and recorded a $25.6 million impairment charge. We determined that our market capitalization was less than the value of our net assets, indicating that goodwill or other intangible assets were likely impaired. We re-evaluated the cash flow forecasts for our business activities. Fair value was based on expected cash flows to be generated by our business, discounted at rates associated with underlying risks. During the first three quarters of 2004, we experienced lower than projected revenues due to the fact that prospective customers did not replace their more expensive access services, such as frame relay services, with our broadband-based Internet access services at the rate we had initially projected and due to the continued decline in customer demand for our dial-up access services. As a result, our cash flow projection for the reporting unit was revised and, effective September 30, 2004, we determined that goodwill was impaired and recorded a $25.6 million impairment charge.

        Restructuring, Workforce Reductions and Excess Facilities Accrual.    In order to bring our operating expense structure in line with our current level of revenues, we implemented a restructuring, workforce reduction and facilities consolidation plan to improve our operating performance. Restructuring and facilities consolidation costs consist of expenses associated with workforce reductions, consolidation of excess facilities and the impairment of leasehold improvements and other equipment associated with abandoned facilities. At October 31, 2004, $626,000 was accrued for future facilities consolidation costs. In connection with our restructuring plans, we accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee's position within the Company to calculate the termination benefits to be provided to affected employees. At October 31, 2004, $224,000 was accrued for future severance and termination benefits payments.

        Use of Estimates.    We made estimates of future cash flows, discount rates and asset values to determine our goodwill and customer relationships intangible asset impairments. Our broadband service providers are unable to deliver actual accounting information to us on a timely basis at month-end. Due to this delay, which is outside our control, we estimate our revenue and cost of sales related to broadband connectivity on a monthly basis, and adjust them to actual in the subsequent month after receiving information from our service providers. In addition, we made estimates as to our accounts receivable allowance and reserves, the recoverability of a prepaid asset, potential liability as to certain tax obligations and restructuring expenses. Actual results could differ from those estimates.

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

Results of Operations

Ten Months Ended October 31, 2004 Compared to the Ten Months Ended October 31, 2003

  Overview of 2004

        During the ten months of fiscal year 2004, we continued to evolve our business model from one based principally on an indirect sales model—as it was in the same ten month period of 2003 when we principally sold our services on a wholesale basis through large telecommunications companies and service providers—to a model under which we sell a significant portion of our services directly or through VARs to enterprise customers. During the ten-month periods of 2004 and 2003, 49% and 17%, respectively, of our revenues were derived from services sold to enterprise customers both directly and indirectly through our VARs.

        In the ten months of fiscal year 2004, our revenues and expenses increased over the same ten-month period of 2003. Revenues were higher year over year primarily due to the addition of managed broadband revenues that resulted from our December 2003 acquisition of Axcelerant. Cost of revenues was higher as a percentage of revenues principally as a result of a non-cash write-off of $449,000 of pre-paid dial network access and an accrual of $89,000 for sales tax obligations, which we believe will not be recoverable from customers. We expect the trend in our cost of revenues to be similar to that of prior quarters and possibly to decrease as sales to enterprise customers grow and represents a higher percentage of total revenues. Our operating expenses were higher in the ten months of fiscal year 2004 than in the same ten-month period of 2003 principally due to the addition of personnel at our Irvine, California facility that resulted from our acquisition of Axcelerant and our increased investment in enterprise focused sales and marketing efforts. In addition, we recorded a charge for goodwill and intangible asset impairment totaling $27.9 million during the third quarter of fiscal year 2004. We expect our quarterly operating expenses to decrease in absolute dollar terms and as a percentage of revenues during fiscal year 2005 as a result of the strategic restructuring we effected in August 2004 to reduce our operating expenses, streamline our operations and achieve operational efficiencies.

        We continue to focus on delivering innovative products and services for our customers to drive revenues and achieve positive earnings. In fiscal year 2005 we plan to release additional new value added services, which we expect will augment the revenues we derive from our existing customers and, together with expanding the global footprint of the GoRemote Global Network, drive revenues from new enterprise customers. Several factors will impact our ability to achieve and sustain profitability, including the effectiveness of our sales and marketing efforts through both direct and VAR sales channels, the timely release of new products and services and the introduction of new services by existing or new competitors. For a discussion of these and other risk factors, see the section titled "Factors That May Affect Future Results."

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

        We continue to focus on delivering innovative services for our customers to drive revenue and achieve positive earnings. In fiscal year 2005, we plan to release a number of new value added services, which we expect will expand the revenues we derive from our existing customers and, together with expanding the global footprint of the GoRemote Global Network, will drive revenues from new enterprise customers. Achieving sustained profitability will depend on several factors, including the effectiveness of our sales and marketing efforts both directly and through VAR sales, the timely release of new services and the introduction of new services by existing or new competitors. For a discussion of these and other risk factors, see the section titled "Factors That May Affect Future Results."

  Revenues

        Revenues for the two years ended December 31, 2003 and the ten-month periods ended October 31, 2003 and 2004 were as follows:

	For the year ended December 31,		For the ten months ended October 31,
	2002	2003	2003	2004
	(In millions)
Revenues	$34.7	$41.2	$33.5	$42.1

        Revenues increased $8.5 million in the ten months ended October 31, 2004 compared to the ten months ended October 31, 2003, which represented an increase of 25%. The increase was principally due to the addition of broadband revenues, principally because of our Axcelerant acquisition, in the amount of $12.8 million during the ten months ended October 31, 2004, offset by reductions in our legacy dialup Internet access service revenues in the amount of $4.3 million. These reductions were primarily due to decreased demand for dialup services. Approximately 31% and 0% of our revenues for the ten-month periods ended October 31, 2004 and 2003, respectively, were generated from sales of broadband and Wi-Fi services. Fiberlink Communications Corporation accounted for 11% and 16%, respectively, of our consolidated revenues during the ten months ended October 31, 2004 and 2003, respectively. Fiberlink is both a customer and in certain markets a competitor of GoRemote, principally with respect to our dialup remote access offering. Our experience in the first ten months of 2004 showed us that the decline in dialup revenues from service providers has occurred at a more rapid pace than previously projected.

        Total revenues increased $6.5 million in 2003, representing an increase of 19%. Of this increase, approximately $4.6 million represents increased usage of our remote Internet access services by our existing customers and approximately $1.9 million represents revenues from new customers. 2003 revenues include one month of revenue from the acquisition of Axcelerant in December 2003. Sony Communications Services Corporation and Fiberlink Communications Corporation accounted for 19% and 15%, respectively, of our consolidated revenues during 2003. During December 2003, Cable & Wireless USA filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and agreed to sell its assets. Simultaneously, it ceased doing business in the United States. Cable & Wireless USA accounted for 4% of our 2003 consolidated revenues. To date, all amounts owed by Cable & Wireless to the Company for services rendered subsequent to its Chapter 11 filing and prior to its cessation of business have been paid in accordance with the terms of the Company's agreement with this customer.

        We expect 2005 revenues to exceed 2004 revenues based on both selling our services to new customers as well as selling additional services such as our managed security service offering to our existing customers, which we expect to be partially offset by competitive pricing pressures on our Internet access services.

  Costs and Expenses

        Costs and expenses for the two years ended December 31, 2003 and the ten-month periods ended October 31, 2003 and 2004 were as follows:

	For the year ended December 31,		For the ten months ended October 31,
	2002	2003	2003	2004
	(Dollars in Millions)
Cost of revenues	$15.2	$17.5	$14.4	$18.0
Percentage of net revenues	43.9%	42.4%	43.0%	42.8%
Network and operations	$4.4	$4.0	$3.1	$7.7
Percentage of net revenues	12.7%	9.8%	9.1%	18.2%
Research and Development	$2.8	$2.5	$2.0	$3.4
Percentage of net revenues	8.1%	6.1%	6.0%	8.2%
Sales and Marketing	$12.0	$14.2	$11.4	$16.4
Percentage of net revenues	34.5%	34.4%	33.9%	39.0%
General and administrative	$5.0	$4.8	$3.9	$5.3
Percentage of net revenues	14.4%	11.6%	11.6%	12.6%
Goodwill and intangible asset impairment	$—	$—	$—	$27.9
Percentage of net revenues	—%	—%	—%	66.4%
Amortization of intangibles	$—	$0.1	$—	$1.3
Percentage of net revenues	—%	0.3%	—%	3.1%
Amortization of stock-based compensation	$0.2	$0.1	$0.1	$0.3
Percentage of net revenues	0.5%	0.2%	0.2%	0.6%
Restructuring charge (recovery)	$0.4	$(0.1)	$(0.1)	$2.5
Percentage of net revenues	1.1%	(0.2)%	(0.2)%	5.9%

        Cost of Revenues.    Cost of revenues consists of amounts we pay to access the Internet in order to provide remote Internet access services for our customers and to offer other mobile broadband services and includes amortization of the deferred installation costs we incurred to provide broadband connectivity to our customers.

        Cost of revenues increased $3.6 million in the ten-month period ended October 31, 2004 compared to the same period in 2003, which represented an increase of 25%. Approximately $5.4 million was from our broadband products and services due to the inclusion of ten months of 2004 activities from the Irvine facility, including amortization of deferred installation costs. Cost of revenues for our remote Internet access products and services fell by $1.8 million over the ten-month period. We expect that for 2005 the cost of revenues will increase in absolute dollars as remote Internet access revenues and broadband revenues increase, but be similar to 2004 as a percentage of revenues.

        Cost of revenues increased $2.3 million in 2003 compared to 2002, which represented an increase of 15%. The increase was primarily due to the corresponding increases in the volume of remote Internet access and the expansion of our customer base as well as the cost of providing additional services and products.

        Network and Operations.    Network and operations expenses consist of salaries and benefits, depreciation on network equipment, allocated facility and management information systems expenses, administrative expenses, costs of co-location of network equipment and leased telecommunication lines and other related costs.

        Network and operations expenses increased approximately $4.6 million in the ten-month period ended October 31, 2004 compared to the same period in 2003, which represented an increase of 150%. Approximately 83% of the increase (or $3.8 million) was due to the inclusion of ten months of 2004 activities from the Irvine facility. Increases in professional fees related to post-acquisition integration activities and network systems improvements contributed an additional $57,000 in Q1 and $41,000 in Q2. Overhead expenses allocation increased by $120,000 net of increases relating to the Irvine facility, due to staffing reductions and a trend of moving R&D and network and operations personnel offshore. These increases were offset by a $74,000 reduction in depreciation expense related to property and equipment adjustments associated with a prior period and which did not reoccur in 2004. We expect the network and operations expenses to increase in absolute dollars in 2005, but to decrease as a percentage or revenues as we continue to provide customer support to accommodate our shift to supporting enterprise customers, while realizing operating efficiencies from shifting some of the support to more cost-effective sources abroad.

        Network and operations expenses decreased approximately $400,000 in 2003 compared to 2002, representing a decrease of 9%. The decrease was primarily due to a reduction of approximately $467,000 in depreciation expense related to older assets still in use beyond their estimated lives for accounting purposes—including a reduction of depreciation expense of approximately $74,000 due to property and equipment adjustments that related to prior periods—and reductions in telephone and connectivity expenses of $135,000, which were offset by an increase in outside consulting fees of $95,000, an increase in co-location expenses of $87,000 as we expanded our network and an increase of approximately $68,000 in compensation-related expenses.

        Research and Development.    Research and development expenses consist of salaries and benefits, allocated facility and management information systems, depreciation costs, outside consultants, facilities costs, administration and other related costs.

        Research and development expenses increased approximately $1.4 million in the ten-month period ended October 31, 2004 compared to the same period in 2003, which represented an increase of 70%. Approximately 62% of the increase (or $871,000) was due to the inclusion of ten months of 2004 activities from the Irvine facility. Another $548,000 in additional expenses over the same period last year can be contributed to our development center in India as we continue to transfer the research and development processes. G&A expenses allocation reduction of $100,000, net of increases relating to Irvine, was also attributed to the shifting of research and development headcount to India. We expect research and development expenses to decrease in absolute dollars and as a percentage of revenues in 2005 due to this shift to more the cost-effective research and development center in India.

        Research and development expenses decreased approximately $289,000 in 2003 compared to 2002, representing a decrease of 10%. This decrease is primarily due to a reduction in depreciation expense related to older assets still in use beyond their estimated lives for accounting purposes—including a reduction of depreciation expense of approximately $87,000 due to property and equipment adjustments that related to prior periods, a reduction of approximately $114,000 in outside professional services expenses and $83,000 in allocated expenses, offset by an increase of approximately $54,000 related to increased compensation and recruiting related costs due to adding staff in the United States and India.

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

        Sales and marketing expenses increased $5.0 million in the ten-month period ended October 31, 2004 compared to the same period in 2003, which represented an increase of 44%. Approximately 34% of the increase, or $1.7 million, was due to the inclusion of ten months of 2004 activities from the Irvine facility. In September 2003, with the hiring of a VP of Marketing, the company implemented a significant marketing program that resulted in an increase of approximately $1.5 million in advertising and promotional programs as compared to the first 10 months of 2003. Also contributing to the increase in 2004 was a $600,000 increase in compensation and benefits associated with an expanded sales force targeting the enterprise market. Professional fees related to foreign location audit and tax fees and other sales support consulting increased $166,000 over the same period last year. Overhead expenses allocation in 2004 increased by $357,000 over the same period in 2003 net of increases relating to Irvine. We expect the overall amount of sales and marketing expenses to decrease slightly in absolute dollars and as a percentage of revenues in 2005 as we shift our sales strategy from predominantly an indirect sales channel to both indirect and direct sales efforts and realize some of the residual benefits from the extensive marketing program spending from the prior year.

        Sales and marketing expenses increased $2.2 million in 2003 compared to 2002, representing an increase of 18%. The increase reflects an increase of approximately $1.3 million in compensation-related expenses pertaining to our increased sales force and marketing staff, an increase of approximately $443,000 in marketing and promotional programs, an increase of approximately $239,000 in outside consulting services as we expanded our marketing activities, and an increase of approximately $144,000 in facilities costs as we expanded our direct sales organization, offset by a reduction of approximately $205,000 in depreciation expense related to older assets still in use beyond their estimated lives for accounting purposes—including a reduction of depreciation expense of approximately $79,000 due to property and equipment adjustments that related to prior periods.

        General and Administrative.    General and administrative expenses consist of general corporate and facility costs and Sarbanes-Oxley compliance costs, as well as salary, benefits and related costs for executive, finance, legal, administrative, human resources, investor relations and management information systems functions and provisions for uncollectible receivables.

        General and administrative expenses increased approximately $1.4 million in the ten-month period ended October 31, 2004 compared to the same period in 2003, which represented an increase of 36%. Approximately 48% of the increase, or $676,000, was due to the inclusion of ten months of 2004 activities from the Irvine facility. Increased spending in professional fees primarily related to services provided by our independent auditors and consultants for audit, tax and Sarbanes-Oxley compliance accounted for $1.1 million of the increase as compared to the same period last year. Other increases include $114,000 in travel and entertainment expenses related to the integration of Axcelerant and increased sales activity. Offsetting these increases are a $126,000 reduction in insurance costs primarily related to the Directors and Officers insurance and a $229,000 favorable adjustment. This adjustment included approximately $235,000 in reductions of the bad debt reserve in Irvine after settlement of the outstanding receivable balance from BMS following the acquisition of Axcelerant. During 2005, we expect the amount of general and administrative expenses to increase in absolute dollars while we complete the back office automation and integration of Axcelerant and update certain other back office processes and procedures to comply with the Sarbanes-Oxley Act of 2002 and related implementing regulations.

        General and administrative expenses decreased approximately $200,000 in 2003 compared to 2002, representing a decrease of 4%. The decrease reflects a decrease of approximately $485,000 in depreciation expense primarily associated with older assets that are still in use, but have reached the end of their estimated lives for accounting purposes—including a reduction of depreciation expense of approximately $62,000 due to property and equipment adjustments that related to prior periods—and approximately $361,000 in lower facility lease costs due to continued efforts to streamline our operations in 2003, offset by an increase of approximately $408,000 for one-time costs related to payments made in connection with the resignation of our former Chief Executive Officer during the first quarter of 2003, an increase of approximately $150,000 for software and equipment maintenance costs which we expect to be recurring.

        Amortization of Intangibles.    Amortization of intangibles includes twelve months of amortization of the intangible assets acquired in connection with the acquisition of Axcelerant. A management analysis determined that a portion of the goodwill accumulated from the Axcelerant acquisition was impaired. $25.6 million in goodwill impairment was recorded in September 30, 2004 related to the Axcelerant acquisition completed December 2003. A $2.4 million impairment related to the customer relationship intangible was also recorded in September 30, 2004.

        Amortization of Stock-Based Compensation.    Some stock options previously granted through December 14, 1999 were considered compensatory because the deemed fair value for accounting purposes was higher than the stock option exercise price as determined by the board of directors on the date of grant. Additionally, in connection with of the acquisition of Axcelerant, we recorded $674,000 of additional deferred stock-based compensation, which will be amortized over the vesting period of the underlying stock options assumed during the acquisition. As a result, we recorded amortization of deferred compensation expense of $168,000 in 2002, $95,000 in 2003 and $270,000 in the ten-month period ended October 31, 2004. In 2004, we recorded amortization of the deferred stock compensation related to options granted to Axcelerant employees at below market value. Amortization of $1.3 million was recorded in 2004 associated with the purchased intangibles acquired in connection with the acquisition of Axcelerant and the purchase of the GoRemote URL. We expect to record amortization of deferred compensation expense of approximately $137,000 in 2005, related to options assumed by us in connection with our acquisition of Axcelerant.

        Amortization of stock-based compensation for two years ended December 31, 2002 and 2003 and the ten-month period ended October 31, 2004 were as follows:

	2002	2003	2004
	(In Thousands)
Network and operations	$6	$12	$81
Research and development	9	10	49
Sales and marketing	3	13	115
General and Administrative	150	60	25

	$168	$95	$270

        As of October 31, 2004, we had an aggregate of $201,000 of deferred compensation remaining to be amortized. Deferred compensation is amortized on a straight- line basis over the vesting period of the options. We expect amortization of this stock-based compensation to end in 2007.

        Restructuring Charge.    In August 2004, we announced our plans for a three-point strategic roadmap for returning to profitability. These points included focusing our investments on large and midsize enterprise customer growth opportunities, sharpening our go-to-market strategy on value-added managed services and reducing annual operating expenses by creating greater efficiencies in our global organization. The primary driver to the operational efficiencies will be the elimination of redundancies from the December 2003 merger of GRIC and Axcelerant. The primary goal of reducing expense levels was to help us preserve cash while managing our cost structure as we focus on selling our leading services and capturing a greater share of enterprise market opportunities. The $2.5 million in restructuring expenses can be broken down as follows: $1.5 million in salary and associated expenses related to costs of severance and benefits from the reduction in force of 70 employees, $650,000 related to the consolidation or ceased use of facilities and $273,000 of abandonment of the Pivot path software project and related deferred maintenance.

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

        During 2003, the restructuring accrual was reduced by cash payments of $165,000. We recorded a net restructuring benefit of $79,000 during 2003 which reflects the reversal of restructuring related employee severance costs of $164,000, offset by an $85,000 non-cash asset impairment charge recorded and discharged in 2003 for certain leasehold improvements that were abandoned as part of restructuring activities in previous periods. As of December 31, 2003, there were no remaining accruals from our June 2002 strategic restructuring or January 2001 restructuring.

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

  Interest Income (Expense) and Other and Taxes

        Interest income and other, net, interest expense and taxes for the two years ended December 31, 2002 and 2003 and the ten month period ended October 31, 2004 were as follows:

	2002	2003	2004
	(In Millions)
Interest income and other, net	$0.3	$0.1	$0.1
Interest expense	$(0.1)	$—	$—
Provision for income taxes	$—	$0.1	$0.1

  Interest Income and Other, Net

        Interest income and other, net, primarily represents interest income on cash balances and on short-term investments.

        Interest income and other, net, decreased $19,000 in the ten months ended October 31, 2004. This decrease reflects higher value-added tax of approximately $100,000 during 2003 offset by $99,000 in higher gain on the sale of assets during 2003, and a $27,000 increase in translation adjustment loss during 2004.

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

        Our provision for income taxes increased approximately $28,000 during the ten months ended October 31, 2004. As of October 31, 2004, we had net operating loss carryforwards for federal tax purposes of approximately $131.7 million, which expire in years 2009 through 2023. We also have net operating loss carryforwards for state tax purposes of approximately $46.1 million, which expire in years 2004 through 2013. We have federal research and development tax credits of approximately $538,000, which expire in years 2009 through 2023 and state research and development tax credits of approximately $499,000, which carry forward indefinitely. See "Note 10 to the Consolidated Financial Statements."

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

Liquidity and Capital Resources

	2002	2003	2004
	(in thousands)
Cash and cash equivalents	$7,314	$5,299	$2,407
Net cash used in operating activities	(4,627)	(674)	(7,236)
Net cash (used in) provided by investing activities	(9,204)	(3,327)	3,145
Net cash provided by financing activities	14,424	1,986	1,199

        Cash and Cash Equivalents.    Our principal source of liquidity is our cash, cash equivalents and short-term investments. As of October 31, 2004, in addition to our cash and cash equivalents balance of $2.4 million, we had a short-term investment balance of approximately $15.6 million.

  Operating Activities

        Net cash used in operating activities in the ten months ended October 31, 2004 of $7.2 million was primarily a result of our net operating losses of $40.7 million, reduced by non-cash charges for impairment of goodwill and purchased intangibles of $27.9 million, depreciation and amortization of $1.2 million and a restructuring charge of $850,000. We expect the number of days it takes for us to collect our accounts receivable to lengthen from the periods experienced historically, primarily due to the longer payment cycles generally associated with enterprise customers and the increasing percentage of our revenue base represented by such customers.

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

  Investing Activities

        Net cash provided by investing activities during the ten months ended October 31, 2004 of approximately $3.1 million was primarily the result of liquidation of certain short-term instruments offset by capital expenditures of approximately $1.1 million.

        Net cash used in investing activities in 2003 of $3.3 million was primarily the result of investing in short-term instruments using the funds received in April 2002 from our Series A Preferred Stock funding offset by net cash of approximately $1.4 million provided from our acquisition of Axcelerant.

  Financing Activities

        Net cash provided by financing activities during the ten months ended October 31, 2004 of approximately $1.2 million was primarily the result of proceeds of sales of common stock to our employees and option holders.

        Net cash provided by financing activities in 2003 of $2.0 million was primarily the result of proceeds of sales of common stock to our employees, optionholders and warrantholders. At October 31, 2004, all outstanding shares of Series A Preferred Stock had been converted into common stock.

        Commitments.    We have entered into certain operating leases and purchase commitments. The future minimum operating lease and purchase commitments were as follows at October 31, 2004, based on fiscal years ending October 31, (in thousands):

	Operating Leases	Purchase Commitments	Total
2004	$1,226	$1,237	$2,463
2005	738	961	1,699
2006	558	—	558
2007	181	—	181
2008 and thereafter	—	—	—

	$2,703	$2,198	$4,901

        We lease all of our facilities under operating leases that expire at various dates through 2008. We have entered into certain purchase commitments from suppliers who provide network access, software and related services that are utilized by us in order to deliver our products and services solution.

        During 2005, we expect to increase capital equipment expenditures in absolute dollars while we enhance the back office automation of the former Axcelerant business and update certain other back office processes and procedures required for us to efficiently run our business.

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

        The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated, except for indemnifications involving infringement of third party intellectual property rights. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as October 31, 2004.

        Stock Repurchase Program.    In September 2001, the Board of Directors approved a program to expend up to $2.0 million to repurchase shares of our common stock in open market transactions. We purchased 110,000 shares for approximately $99,000 during 2001. We repurchased no additional shares in 2002, 2003 or 2004. We have no plans to repurchase any shares in the near future.

        Summary of Liquidity.    We believe that our available cash, cash equivalents and short-term investments of $18.0 million at October 31, 2004 and cash expected to be generated by operations during the next twelve months, will fund planned operations for at least the next twelve months.

        On April 19, 2002, we sold 9,036,140 shares of our Series A Convertible Preferred Stock, for $15.0 million, to investors affiliated with H&Q Asia Pacific and Vertex Management. The net proceeds of the offering, after deducting expenses, were $14.2 million. At the closing of the transaction, we also issued to these investors warrants to purchase 903,614 shares of Series A Preferred Stock at a purchase price of $1.66 per share, and warrants to purchase 1,355,420 shares of Series A Preferred Stock at a purchase price of $2.49 per share. The warrants are exercisable at any time within five years after the closing. Each share of Series A Preferred Stock is initially convertible into our common stock at any time at the option of the holders on a 1-for-1 basis. Furthermore, the Series A Preferred Stock will convert automatically into common stock upon the earlier of the fifth anniversary of the date of issuance or the 90th consecutive trading day that the closing price of our common stock is at least $8.30 per share. As of October 31, 2004, warrants had been exercised on a net basis as to 527,107 shares of Series A Preferred Stock and simultaneously converted into 369,210 shares of our common stock. In addition, warrants had been exercised on a cash basis as to 225,903 shares of Series A Preferred Stock and simultaneously converted into an equal number of shares of common stock, resulting in aggregate proceeds to us of approximately $487,000. In addition, as of October 31, 2004, a total of 9,631,253 shares of Series A preferred stock had been converted into an equal number of shares of our common stock.

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

        In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition." SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on our results of operations or financial condition for the period ending October 31, 2004.

        In December 2004, the FASB issued a revision of FASB Statement No. 123 ("SFAS 123 Revised"), Accounting for Stock-Based Compensation. SFAS 123 Revised establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123 Revised is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We have not completed our evaluation of the impact of adoption of SFAS 123 Revised on our consolidated financial position or results of operations. We expect to complete our evaluation during the second quarter of fiscal year 2005.

Factors That May Affect Future Results

        In addition to the information in this Annual Report on Form 10-K, the following should be considered in evaluating GoRemote and our business.

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

        We are aware of many companies in related markets that address particular aspects of the features and functions that our products provide. Currently, we compete directly with iPass and Fiberlink Communications Corporation in the market for Internet roaming and related settlement services, and each of iPass and Fiberlink has a network that competes with the GoRemote Global Network. In addition, iPass has greater cash resources than we do and each of iPass and Fiberlink has a larger sales force than our own dedicated to enterprise sales. Large communications service providers such as AT&T, Equant and MCI also have the ability and resources to compete with us in the Internet-based mobile office communications services market. In the mobile broadband services market, our primary competitors include Megapath and Netifice. Many of our competitors have longer operating histories, greater name recognition or larger customer bases, which they may leverage in order to obtain more favorable volume discounts from suppliers. In addition, these competitors may be able to undertake more extensive marketing efforts, adopt more aggressive pricing policies and provide more favorable payment terms to customers than we can, which could limit our opportunities to obtain new customers or cause us to lose our existing customers.

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

        Our business strategy has changed over time. For example, we ceased to be an Internet service provider in 1997 and abandoned our Internet telephony services business in 2001. We have pursued our current business—managed remote access solutions—for a relatively brief period, and in markets that are rapidly changing. We have only been offering managed broadband services to enterprises with branch offices and large teleworker populations since December 2003, following our acquisition of

Axcelerant. There can be no assurance that we will succeed in our efforts to make our current business profitable.

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

        Our customers are generally free to use competing products and services and prices for dialup remote access and Wi-Fi access are declining, so we could face significant customer losses, at unpredictable times. Fiberlink Communications Corporation accounted for 11% of our revenues in the ten month period ended October 31, 2004. This concentration of revenue from one customer, which principally purchases our dialup remote access service, makes our business more risky. Losing this customer could result in a significant revenue shortfall for us. In addition, large customers have significant negotiating power during contract discussions or in the event of a customer dispute, which may make it more likely that the terms of the customer arrangement or settlement may be more favorable to the customer. We are in direct competition with Fiberlink, which makes it more likely that revenues from Fiberlink will decline in the future. These factors make it difficult to anticipate the level of our future revenues from existing customers. In addition, our success depends on our ability to expand and diversify the composition of our customer base. If we are unable to expand our customer base and increase our average revenues per customer, our business success will be less likely.

We may not succeed in cost-effectively automating, integrating and updating critical back office systems and processes, which could limit our ability to achieve and maintain profitability.

        Historically, we have invested in the automation of back office systems and processes in order to enable us to cost effectively grow our traditional mobile office communications business. The back office systems and processes of Axcelerant, whose business we acquired in December 2003, are largely manual. In order to efficiently provision, support and service our customers, we will be required to cost-effectively update, automate and, where appropriate, integrate these systems and processes. We will need to ensure that the combined company's financial reporting, financial controls and documentation processes meet all applicable financial controls certification standards, such as Section 404 of the Sarbanes-Oxley Act. We may underestimate the investments required to accomplish this automation, integration, updating and certification. We may not succeed in this effort, which could impair our ability to scale our operations, limit our growth and lessen the likelihood that we would achieve profitability.

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

        We have incurred significant losses to date and we expect to continue to incur losses for some period of time. We incurred operating losses before income taxes of approximately $40.8 million for the ten months ending October 31, 2004, $1.8 million for the year ending December 31, 2003, and $5.0 million for the year ending December 31, 2002. As of October 31, 2004, we had an accumulated deficit of $171.1 million and incurred a loss of $1.00 per share of common stock outstanding for the ten months then ended.

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

        If our cash proves to be insufficient to fund our operations, we may need to raise additional funds at some point in the future. In the one month period ended October 31, 2004 we utilized $430,000 of cash, leaving us with a cash, cash equivalent and short term investment balance of $18.0 million. If we raise additional funds by selling equity or convertible debt securities, our stockholders may experience additional dilution and these new securities may have powers, preferences and rights that are senior to those of the rights of our common stock. We cannot predict whether additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our business operations, promote our brand identity, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures. Any inability to do so could have a negative effect on our business, revenues, financial condition and results of operations.

If our common stock price falls below and remains under $1.00, or if we otherwise fail to comply with Nasdaq rules, our common stock could be delisted from The NASDAQ National Market, which could severely limit the trading market for our common stock.

        If we fail to meet the criteria for continued listing on The NASDAQ National Market, our common stock may be delisted, which could make it more difficult for you to sell your shares. For example, if the market price for our common stock falls and remains below $1.00 per share for thirty trading days, we would be subject to delisting. On December 31, 2004, the closing price of our common stock was $2.08 per share.

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

        Our success depends in large part upon our ability to identify, attract and retain qualified sales individuals. Competition for these individuals is often intense, and we may not be able to hire the type and number of sales personnel it needs. Our new Senior Vice President of Worldwide Sales has only been in this position since November 1, 2004, and has not had sufficient opportunity to fully evaluate whether his sales team has the resources and skills required to achieve our revenue growth objectives. His appointment could lead to the departure of other key sales personnel and the need to recruit additional qualified personnel in the coming months. Once qualified salespersons are hired, they require extensive training in our multiple services solution offering. This training typically covers several weeks of formal in-class and on-the-job instruction. As of December 31, 2004, we had 31 sales personnel. If we are unable to continue to retain our current sales employees and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our services, which may prevent us from generating revenue and may negatively impact our ability to maintain customer relationships.

The uncertain economic environment in general could adversely affect our revenue, gross margins and expenses.

        Our revenue and gross margins depend in part on the overall demand for information technology products and services, particularly in the product and service segments in which we compete. Softening demand for our products and services caused by the ongoing economic downturn has resulted in decreased revenue growth rates, and may in the future result in decreased revenue, earnings or growth rates and problems with our ability to realize customer receivables. Global economic and market conditions continue to be challenging. As a result, companies are delaying or reducing expenditures, including those for information technology. In addition, if our customers experience financial difficulties, we could suffer losses associated with the outstanding portion of accounts receivable. The global economic downturn contributed to reported declines in our revenue growth during fiscal year 2004. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price.

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

        We will be subject to local regulations or laws applicable to access to or commerce on the Internet, in addition to regulations applicable to businesses generally. However, the Federal Communications Commission has initiated several proceedings that may change the regulatory and legal framework for the provision of broadband and Internet services and current and future Federal Communications Commission rules and regulations, as well as judicial interpretations of these rules and regulations, which could negatively affect our business. In addition, international regulatory standards will govern our products and services in foreign markets and could impair its ability to develop products and services for international service providers in the future. We may not be able to obtain or maintain all of the regulatory approvals that may be required to operate its business. The inability to obtain these approvals, as well as any delays caused by its compliance and its customers' compliance with regulatory requirements or resulting from uncertainty associated with future regulatory decisions, could result in postponements or cancellations of product orders, which would significantly reduce our revenue.

Recently enacted and proposed regulatory changes may cause us to incur increased costs.

        Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. In particular, we expect to incur additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent auditors to attest to, our internal controls. The Sarbanes-Oxley Act mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In addition, The NASDAQ National Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management's attention from business operations. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.

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

        Effective internal controls are necessary for us to provide reliable financial reports and to detect and prevent fraud. We are currently performing the system and process evaluation required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. This evaluation may conclude that enhancements, modifications or changes to our internal controls are necessary. Completing this evaluation, performing testing and implementing any required remedial changes will require significant expenditures in the short term and on a regular basis in the future. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, during our 2003 audit, our independent auditor brought to our attention a need to improve the closing process used at our Irvine, California location by formally documenting our policy relating to recognition of revenues derived from agency arrangements versus reseller arrangements, ensuring proper recognition of broadband service installation revenues, training employees performing key finance and accounting functions and documenting certain judgmental accounting matters. Although these items were subsequently addressed, the auditor initially identified these items, collectively, as a "reportable condition," which means that they were matters that in the auditor's judgment could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In addition, we recently determined that the internal documentation of our revenue recognition policy was not consistent with our actual practice, which we believe is consistent with accounting principles generally accepted in the United States ("GAAP"). As a result, we are assessing our other written policies and procedures for consistency and compliance with our actual practice and GAAP. Going forward, the completion of our evaluation of internal controls, implemention of any changes that are necessary, and maintenance of an effective system of internal controls will be expensive and require considerable management attention. However, if we fail to maintain an effective system of internal controls or prevent fraud, we could be subject to costly litigation, we may be unable to comply with Section 404 of Sarbanes-Oxley we may be delisted from trading, investors could lose confidence in our reported financial information and our brand and operating results could be harmed, which could have a negative effect on the trading price of our common stock.

The current regulatory environment affecting accounting principles generally accepted in the United States of America is uncertain and volatile, and significant changes in current principles could affect our financial statements going forward.

        Recent actions and public comments from the Securities and Exchange Commission have focused on the integrity of financial reporting generally. In addition, the Financial Accounting Standards Board ("FASB") and other regulatory accounting agencies have recently introduced new accounting standards, such as accounting for stock options, and continue to develop new proposed standards, some of which would represent a significant change from current industry practices. While we believe that our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, we cannot predict the impact of the adoption of any such proposals on our financial statements going forward. For example, we currently are not required to record stock-based compensation charges if the employee's stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. However, several companies have elected to change their accounting policies and begun to record the fair value of stock options as an expense. In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (SFAS) No. 123 ("SFAS 123 Revised"), Accounting for Stock-Based Compensation, which is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We have not completed our evaluation of the impact of adoption of SFAS 123 Revised on our consolidated financial position or results of operations. We expect to complete our evaluation during the second quarter of fiscal year 2005.

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

Supplementary Quarterly Data

        The following table sets forth unaudited condensed consolidated statement of operations data for each quarter of 2003 and the three full quarters of 2004. This data has been derived from unaudited condensed consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the consolidated financial statements and notes thereto. Our quarterly results have in the past been and may in the future be subject to significant fluctuations. As a result, we believe that results of operations for interim periods should not be relied upon as an indication of the results to be expected in future periods.

	Quarters Ended
	March 31, 2003	June 30, 2003	Sept 30, 2003	Dec 31, 2003	March 31, 2004	June 30, 2004	Sept 30, 2004
	(in thousands)
Total revenues	$9,491	$9,858	$10,694	$11,164	$12,960	$12,535	$12,400
Cost of revenues.	4,365	4,442	4,172	4,476	5,293	5,014	5,863
Net income (loss)	(621)	(376)	178	(1,037)	(2,877)	(3,835)	(33,558)
Net loss attributable to common stockholders	(621)	(376)	178	(1,037)	(2,877)	(3,835)	(33,558)
Basic net income (loss) attributable to common stockholders per share	(0.03)	(0.02)	0.01	(0.03)	(0.07)	(0.09)	(0.82)
Shares used to compute basic net income (loss) attributable to common stockholders per share	20,729	21,255	24,006	30,470	39,476	40,862	41,037
Diluted net income attributable to common stockholders per share	(0.03)	(0.02)	0.01	(0.03)	(0.07)	(0.09)	(0.82)
Shares used to compute diluted net income attributable to common stockholders per share	20,729	21,255	31,810	30,470	39,476	40,862	41,037

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On September 17, 2004, we announced the resignation of Ernst & Young LLP as our independent accountant and auditor, effective upon filing of our quarterly report on Form 10-Q for the quarter ending September 30, 2004.

        On October 10, 2004, our Audit Committee of the Board of Directors engaged BDO Seidman, LLP as our principal accountant to report on our financial statements for the 2004 fiscal year and to review our financial statements for the quarterly period ended September 30, 2004. As a result of this appointment, Ernst & Young LLP's resignation became effective as of October 10, 2004.

        In connection with the audits of the two most recent fiscal years ended December 31, 2003, and any subsequent interim period through the date of resignation, there were no disagreements between Ernst & Young LLP and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that, if not resolved to Ernst & Young LLP's satisfaction, would have caused Ernst & Young LLP to refer to the subject matter of the disagreement in connection with its reports on our financial statements for such years.

        No consultations occurred between us and BDO Seidman, LLP during the two most recent fiscal years or any subsequent interim period prior to BDO Seidman, LLP's appointment regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on our financial statements, or other information provided that was considered by us in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of "disagreement" (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a "reportable event" (as defined in Item 304(a)(1)(v) of Regulation S-K).

        We provided Ernst & Young LLP with a copy of the foregoing disclosures. We filed a Form 8-K/A, dated October 11, 2004, and included as an exhibit thereto a copy of Ernst & Young LLP's letter regarding these disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose

        Changes in Internal Controls.    During the fourth quarter of fiscal year 2004, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the three months ending September 30, 2004, the Company's current independent registered public accounting firm brought to the Company's attention a control deficiency consisting of inaccurate documentation and understanding of appropriate revenue recognition principles regarding multiple-deliverable arrangements under EITF 00-21, Revenue Arrangements With Multiple Deliverables. During October 2004, the Company revised its documentation to accurately reflect the Company's application of this EITF and trained its accounting personnel accordingly. We intend to continue to refine our internal controls on an ongoing basis. We are confident that our consolidated financial statements for the ten months ended October 31, 2004 fairly present, in all material respects, our financial condition and results of operations.

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

ITEM 9B. OTHER INFORMATION

        None.

PART III

        With the exception of the information specifically stated as being incorporated by reference from our definitive proxy statement for our 2005 annual stockholders' meeting in Part III of this annual report, our proxy statement is not deemed to be filed as part of this annual report. We intend to furnish the proxy statement not later than 120 days after the close of the fiscal year ended October 31, 2004.

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

EXECUTIVE OFFICERS

        The following table sets forth information with respect to each person who currently serves as an executive officer of the Company.

Name	Age	Position
Dr. Hong Chen	42	Chairman of the Board of Directors
Tom Thimot	38	Chief Executive Officer and President
Daniel W. Fairfax	49	Senior Vice President and Chief Financial Officer
John Grosshans	39	Senior Vice President, Worldwide Sales
David L. Teichmann	48	Senior Vice President, General Counsel and Secretary
Greg Carver	41	Vice President, Customer Operations
Steve d'Alencon	39	Vice President, Product Management and Marketing

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

        Tom Thimot has served as our President and Chief Executive Officer since July 2004 and as a Director since April 2004. From October 2002 to July 2004, Mr. Thimot was Vice President Worldwide Sales and Support with Netegrity, Inc. an enterprise security software company. From February 2001 to June 2002, Mr. Thimot was President and Chief Operating Officer of Enigma, a privately held Israeli software company. Between November 1994 and January 2001, Mr. Thimot served in several capacities with Oracle Corporation, an enterprise software company, most recently as Area Vice President Central U.S. Sales. Mr. Thimot holds a B.S. degree in Mechanical Engineering from Marquette University.

        Daniel W. Fairfax has served as our Senior Vice President and Chief Financial Officer since February 2004. Between July 2003 and January 2004, Mr. Fairfax acted as a private financial consultant. From March 2000 to June 2003 he served as Chief Financial Officer of Ironside Technologies, Inc., a privately-held developer of supplier-focused real-time integration and e-commerce application software. From November 1998 to December 1999, he served as Chief Financial Officer of ACTA Technology, a developer of data-warehousing and application integration software for enterprise resource planning-based business information and e-commerce applications. From June 1993 to November 1998, Mr. Fairfax served as Chief Financial Officer of privately held NeoVista Software, which provided scalable intelligent data mining software and related business intelligence applications for Global 2000 companies. Mr. Fairfax holds a B.A. degree in Economics from Whitman College and a M.B.A. degree from the University of Chicago, and is a Certified Public Accountant in California.

        John Grosshans has served as our Senior Vice President Worldwide Sales since November 2004. From February 2003 to October 2004, he was Entrepreneur-in-Residence with Shelter Capital Partners, LLC, a private investment fund focused on investments in technology and technology-enabled companies. While with Shelter Capital Partners, Mr. Grosshans served on an acting basis as a senior executive with three private technology companies, InnerPresence Networks, Inc, Aiirmesh

Communications, Inc. and RiverOne, Inc. From July 2001 to January 2003, he was with Del Mar Partners, a private investment fund, during which time.he served on an acting basis as a senior executive with two private technology companies, Westec InterActive Services, Inc. and Hitech Systems, Inc. From July 2000 to June 2001, Mr. Grosshans was Vice President, Worldwide Sales and Services with Access360, an enterprise network security software and services company. From May 1999 to June 2000, he was Executive Vice President, Worldwide Sales and Marketing, for Vuent, Inc., an enterprise collaborative commerce software and services company. From November 1993 to December 1998, he served in several capacities with Parametric Technology Corporation, an enterprise product lifecycle management software and services company, most recently as Vice President, Sales. Mr. Grosshans holds a B.S. degree in Industrial Distribution with Distinction from Clarkson University.

        David L. Teichmann has served as our Senior Vice President, General Counsel and Secretary since January 2002. From July 1998 to December 2001, he served as our Vice President, General Counsel and Secretary. From 1993 to July 1998, he served in various positions at Sybase, Inc., an enterprise software company, including Vice President, International Law as well as Director of European Legal Affairs based out of Sybase's Netherlands headquarters. From 1989 to 1993, Mr. Teichmann was Assistant General Counsel handling legal matters in Asia-Pacific, Japan, Canada and Latin America for Tandem Computers Corporation, a computer company. Mr. Teichmann holds a B.A. degree in Political Science from Trinity College, an M.A.L.D. degree in Law & Diplomacy from the Fletcher School of Law & Diplomacy and a J.D. degree from the University of Hawaii School of Law.

        Greg Carver has served as our Vice President, Customer Operations since September 2004 and as our Vice President Customer Support since December 2004. From August 2001 to October 2003, he was General Manager of MercedNet, Inc., a private wireless facilities-based competitive local exchange carrier. From June 2000 to May 2001 he was Executive Director Operations for BroadBand Office, a private voice and data networking company. From January 1990 to May 2000 he served in several positions with Williams Communications Group, a national network services and complex voice and data enterprise solutions company, most recently as Executive Director Operations, Strategic National Accounts. Mr. Carver holds a B.S. degree in telecommunications from Clover Park College.

        Steve d'Alençon has served as our Vice President, Product Management and Marketing since October 2004. From September 2003 to October 2004, he was a principal with Bridgeway LLC, a private marketing consultancy. From September 2002 to August 2003 he was Vice President of Marketing with Resilience Corporation, a network security appliance and software solutions company. From May 2001 to October 2001, he was Chief Marketing Officer and Senior Vice President with Clarent Corporation, a voice over Internet protocol (VoIP) solutions company. From March 2000 to March 2001 he was Vice President Marketing and Business Development with Xoriant Corporation, an Internet consultancy focused on delivering professional services. From June 1999 to February 2000, Mr. d'Alençon was Senior Vice President of Marketing and Business Development with Ncommand.com, a private Internet application service provider (ASP) delivering solutions to the mortgage banking community. From January 1995 to May 1999, he held several positions at Oracle Corporation, an enterprise software company, most recently as Vice President of Marketing, Application Server Division. Mr. d'Alençon studied Electrical Engineering and Computer Science at Drexel University.

  Code of Ethics

        We have adopted a code of business conduct and ethics that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller. This code is posted on our website (www.GoRemote.com). The Company intends to disclose any changes to or waivers of its code of ethics by posting such information on its website or by filing a current report on Form 8-K.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference to the section in our definitive proxy statement for our 2005 annual stockholders' meeting entitled "Proposal No. 2: Ratification of Independent Auditors—Principal Accountant Fees and Services."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        (a)    The following documents are filed as part of this report:

1.     Financial Statements

        The following are filed as part of this Annual Report on Form 10-K:

  •
  Reports of Independent Registered Public Accounting Firms

  •
  Consolidated Balance Sheets as of December 31, 2003 and October 31, 2004.

  •
  Consolidated Statements of Operations for the years ended December 31, 2002 and 2003 and the ten months ended October 31, 2004.

  •
  Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity for the years ended December 31, 2002 and 2003 and the ten months ended October 31, 2004.

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2003 and the ten months ended October 31, 2004.

  •
  Notes to Consolidated Financial Statements.

2.     Financial Statement Schedule

        The following financial statement schedule for the years ended December 31, 2002 and 2003 and the ten months ended October 31, 2004 should be read in conjunction with the consolidated financial statements of GoRemote Internet Communications, Inc. filed as part of this Annual Report on Form 10-K:

  •
  Schedule II—Valuation and Qualifying Accounts

        Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

3.     Exhibits

        The following exhibits are filed as a part of this report:

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
2.01	Agreement and Plan of Reorganization, dated August 12, 2003, by and among the Registrant, Amber Acquisition Corporation and Axcelerant, Inc.	8-K	8/13/03	2.01
3.01	Certificate of Incorporation.	S-1	9/21/1999	3.01
3.02	First Amended and Restated Bylaws.	S-1	9/21/1999	3.02
3.03	First Amended and Restated Certificate of Incorporation.	S-1	9/21/1999	3.03
3.04	Second Amended and Restated Certificate of Incorporation.	S-1	9/21/1999	3.04
3.05	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation.	8-K	4/29/02	3.05
3.06	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation.	S-4	9/22/03	3.06
4.01	Form of specimen certificate for the Registrant's common stock.	S-1	9/21/1999	4.01
4.02	Fifth Amended and Restated Registration Rights Agreement, dated November 12, 1999, among Registrant and the security holders listed in the agreement.	S-1	9/21/1999	4.02
4.03	Investors' Rights Agreement dated April 19, 2003 among Registrant and the security holders listed in the agreement.	8-K	4/29/02	4.03

10.01		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	9/21/1999	10.01
10.02	*	Offer letter dated June 8, 1998 to David L. Teichmann.	S-1	9/21/1999	10.05
10.03	*	Aimnet Corporation 1995 Stock Option Plan.	S-1	9/21/1999	10.11
10.04	*	GoRemote Internet Communications, Inc. (formerly Aimquest Corporation) 1997 Stock Option Plan.	S-1	9/21/1999	10.12
10.05	*	1999 Equity Incentive Plan.	S-1	9/21/1999	10.13
10.06	*	1999 Employee Stock Purchase Plan.	S-1	9/21/1999	10.14
10.07		Lease dated January 6, 1998 among the Registrant, John Arrillaga Survivor's Trust and Richard T. Peery Separate Property Trust.	S-1	9/21/1999	10.23
10.08	*	Offer letter dated September 21, 2000 to Bharat Davé.	10-Q	11/14/00	10.26
10.09		Series A Preferred Stock and Warrant Purchase Agreement dated January 30, 2002.	10-K	2/28/02	10.28
10.10		Amended and Restated Series A Preferred Stock and Warrant Purchase Agreement dated April 19, 2002.	8-K	4/29/02	10.29
10.11		Stockholder Agreement dated April 19, 2002.	8-K	4/29/02	10.31
10.12		Amended and Restated Lock-up Agreement dated April 19, 2002.	8-K	4/29/02	10.32
10.13		Form of warrant to purchase Series A Preferred Stock issued in conjunction with the Amended and Restated Series A Preferred Stock and Warrant Purchase Agreement dated April 19, 2002.	8-K	4/29/02	10.33
10.14		Amendment No. 1 dated January 29, 2003 to Lease dated January 6, 1998 among the Registrant, John Arrillaga Survivor's Trust and Richard T. Peery Separate Property Trust.	10-K	3/31/02	10.35
10.15	*	Employment Agreement between the Registrant and Daniel W. Fairfax.	10-K	3/15/04	10.38
10.16	*	Release letter to Bharat Davé dated July 31, 2004.	10-Q	8/09/04	10.01
10.17	*	Employment Agreement between the Registrant and Tom Thimot.	10-Q	8/09/04	10.02
10.18	*	Employment Agreement between the Registrant and John Grosshans.	10-Q	11/09/04	10.01
10.19	*	Summary of GoRemote Executive Incentive Guidelines Fiscal Year 2005.			10.19	X
14.01		Code of Business Conduct and Ethics.	10-K	3/15/04	14.01
21.01		Subsidiaries of the Registrant.				X
23.01		Consent of BDO Seidman, LLP.				X
23.02		Consent of Ernst & Young LLP.				X
31.01		Rule 13a-14(a)/15d-14(a) certification of Registrant's Chief Executive Officer, dated January 14, 2005.				X
31.02		Rule 13a-14(a)/15d-14(a) certification of Registrant's Chief Financial Officer, dated January 14, 2005.				X
32.01		Section 1350 certification of Registrant's Chief Executive Officer, January 14, 2005.				X
32.02		Section 1350 certification of Registrant's Chief Executive Officer, January 14, 2005.				X

*
Management contract, compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 14, 2005

GOREMOTE INTERNET COMMUNICATIONS, INC.
By	/s/ TOM THIMOT Tom Thimot Chief Executive Officer, President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934 this Report on Form 10-KT has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TOM THIMOT Tom Thimot	PRINCIPAL EXECUTIVE OFFICER: Chief Executive Officer, President and Director	January 14, 2005
/s/ DANIEL W. FAIRFAX Daniel W. Fairfax	PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER: Senior Vice President and Chief Financial Officer	January 14, 2005
/s/ DR. HONG CHEN Dr. Hong Chen	Chairman	January 14, 2005
/s/ JAMES GOODMAN James Goodman	Director	January 14, 2005
/s/ OLOF PRIPP Olof Pripp	Director	January 14, 2005
/s/ MURRAY RUDIN Murray Rudin	Director	January 14, 2005
/s/ WALTER SOUSA Walter Sousa	Director	January 14, 2005
/s/ GERALD WRIGHT Gerald Wright	Director	January 14, 2005
/s/ JOSEPH M. ZAELIT Joseph M. Zaelit	Director	January 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GoRemote Internet Communications, Inc.

        We have audited the accompanying consolidated balance sheet of GoRemote Internet Communications, Inc. as of October 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the ten months ended October 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a), to the extent that it pertains to the ten months in the period ended October 31, 2004. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2004, and the results of its operations and its cash flows for the ten months ended October 31, 2004, in conformity with accounting principles generally accepted in the United States.

BDO Seidman, LLP

San Francisco, California
January 6, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GoRemote Internet Communications, Inc.

        We have audited the accompanying consolidated balance sheets of GoRemote Internet Communications, Inc. as of December 31, 2003 and the related consolidated statements of operations, convertible preferred stock and stockholders' equity and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a), for the two years in the period ended December 31, 2003. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GoRemote Internet Communications, Inc. at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ Ernst & Young LLP

San Jose, California
February 10, 2004

GoRemote Internet Communications, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31, 2003	October 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$5,299	$2,407
Short-term investments	19,913	15,614
Accounts receivable, net of allowances of $949 at December 31, 2003, and $211 at October 31, 2004	7,446	7,243
Inventory	158	119
Deferred installation costs	51	1,160
Prepaid expenses and other current assets	1,337	990

Total current assets	34,204	27,533
Property and equipment, net	2,009	1,694
Goodwill	46,680	21,612
Intangible assets, net	7,467	3,876
Deferred installation costs, less current portion	47	726
Other assets	721	456

Total assets	$91,128	$55,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,205	$6,571
Restructuring accrual	—	434
Accrued compensation and benefits	1,311	1,061
Deferred revenue	661	2,741
Other current liabilities	691	1,407
Current portion of long-term debt and capital lease obligations	14	—

Total current liabilities	9,882	12,214
Deferred revenue, less current portion	114	1,305
Restructuring accrual, less current portion	—	416
Commitments and contingencies
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value; 12,801 shares authorized, 3,019 shares issued and outstanding at December 31, 2003; 12,801 shares authorized, no shares issued and outstanding at October 31, 2004	3,927	—
Preferred stock, 5,000 shares authorized at December 31, 2003 and October 31, 2004; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized at December 31, 2003; 37,242 shares issued and outstanding at December 31, 2003, and 100,000 shares authorized at October 31, 2004, 41,159 shares issued and outstanding at October 31, 2004	37	41
Additional paid-in capital	208,228	213,244
Deferred stock-based compensation	(644)	(201)
Accumulated deficit	(130,416)	(171,122)

Total stockholders' equity	81,132	41,962

Total liabilities and stockholders' equity	$91,128	$55,897

See accompanying notes

GoRemote Internet Communications, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,		Ten Months Ended October 31, 2004
	2002	2003
Revenues	$34,681	$41,207	$42,067
Costs and expenses:
Cost of revenues	15,220	17,455	18,016
Network and operations	4,392	4,029	7,671
Research and development	2,802	2,513	3,441
Sales and marketing	11,954	14,163	16,421
General and administrative	4,996	4,790	5,313
Goodwill and intangible asset impairment	—	—	27,929
Amortization of purchased intangible assets	—	133	1,290
Amortization of stock-based compensation(1)	168	95	270
Restructuring charge (recovery)	369	(79)	2,468

Total costs and expenses	39,901	43,099	82,819

Operating loss	(5,220)	(1,892)	(40,752)
Interest income and other, net	298	87	125
Interest expense	(60)	—	—

Operating loss before income taxes	(4,982)	(1,805)	(40,627)
Provision for income taxes	39	51	79

Net loss	(5,021)	(1,856)	(40,706)
Deemed beneficial conversion dividend on Series A preferred stock	(11,781)	—	—

Net loss attributable to common stockholders	$(16,802)	$(1,856)	$(40,706)

Basic and diluted net loss attributable to common stockholders per share	$(0.84)	$(0.08)	$(1.00)

Shares used to compute basic and diluted net loss attributable to common stockholders per share	20,104	24,115	40,526

(1)
Amortization of stock-based compensation consists of:

Network and operations	$6	$12	$81
Research and development	9	10	49
Sales and marketing	3	13	115
General and administrative	150	60	25

Total amortization of stock-based compensation	$168	$95	$270

See accompanying notes

GoRemote Internet Communications, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity

(in thousands, except per share amounts)

	Series A Convertible Preferred Stock
			Common Stock
					Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2001	—	$—	19,897	$20	$127,070	$(247)	$(111,758)	$14,986
Issuance of common stock upon exercise of employee stock options and stock purchase plans for cash	—	—	330	—	411	—	—	411
Reversal of deferred compensation due to employee terminations	—	—	—	—	(14)	14	—	—
Amortization of stock based compensation	—	—	—	—	—	168	—	168
Compensation expense related to modifications of options	—	—	—	—	117	—	—	117
Disposition of treasury stock—1/31/02 ESPP	—	—	110	—	—	—	—	99
Fair value of warrants to purchase Series A preferred stock	—	—	—	—	2,464	—	—	2,464
Issuance of Series A preferred stock, net of issuance costs of $786	9,036	11,752	—	—	—	—	—	11,752
Beneficial conversion of Series A preferred stock	—	—	—	—	11,781	—	(11,781)	—
Net loss attributable to common stock holders:
Net loss	—	—	—	—	—	—	(5,021)	(5,021)
Total net loss	—	—	—	—	—	—	—	(16,802)

Balance at December 31, 2002	9,036	11,752	20,337	20	141,829	(65)	(128,560)	24,976
Issuance of common stock upon exercise of employee stock options and stock purchase plans for cash	—	—	1,061	1	1,498	—	—	1,499
Axcelerant acquisition	—	—	9,232	9	56,596	—	—	56,605
Deferred stock-based compensation	—	—	—	—	—	(674)	—	(674)
Amortization of stock based compensation	—	—	—	—	—	95	—	95
Exercise of Series A preferred stock warrants and subsequent conversion into common stock	—	—	595	1	486	—	—	487
Conversion of Series A preferred stock into common stock	(6,017)	(7,825)	6,017	6	7,819	—	—	—
Net loss attributable to common stock holders:
Net loss	—	—	—	—	—	—	(1,856)	(1,856)

Balance at December 31, 2003	3,019	3,927	37,242	37	208,228	(644)	(130,416)	81,132
Issuance of common stock upon exercise of employee stock options and stock purchase plans for cash	—	—	897	1	1,212	—	—	1,213
Deferred stock-based compensation reversed due to terminations	—	—	—	—	(173)	173	—	—
Amortization of stock based compensation	—	—	—	—	—	270	—	270
Compensation expense due to modification of stock option	—	—	—	—	53	—	—	53
Conversion of Series A preferred stock into common stock	(3,019)	(3,927)	3,019	3	3,924	—	—	—
Net loss attributable to common stock holders:
Net loss	—	—	—	—	—	—	(40,706)	(40,706)

Balance at October 31, 2004	—	$—	41,158	$41	$213,244	$(201)	$(171,122)	$41,962

See accompanying notes

GoRemote Internet Communications, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,		Ten Months Ended October 31, 2004
	2002	2003
Cash flows from operating activities:
Net loss	$(5,021)	$(1,856)	$(40,706)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of property and equipment	2,441	926	1,166
Amortization of stock-based compensation	168	95	270
Amortization of intangibles	—	133	1,290
Write-down of assets	—	—	449
Loss (gain) on disposal of assets	(354)	(116)	—
Accounts receivable allowances	144	(5)	(336)
Non-cash portion of restructuring charge (benefit)	(429)	(79)	850
Non-cash warrant expenses—preferred stock	1	—	—
Impairment of goodwill and purchased intangibles	—	—	27,929
Net changes in assets and liabilities:
Accounts receivable	(978)	(1,228)	539
Inventory	—	(7)	39
Prepaid expenses and other current assets	(105)	(5)	(894)
Other assets	58	32	(731)
Accounts payable	798	1,548	(328)
Accrued compensation and benefits	(1,097)	(267)	(250)
Deferred revenue	(162)	339	3,271
Other current liabilities	(69)	(197)	206
Current portion of lease payable	—	(13)	—
Other long-term liabilities	(22)	26	—

Net cash used in operating activities	(4,627)	(674)	(7,236)

Cash flows from investing activities:
Available-for-sale investments:
Purchases	(25,102)	(25,110)	(14,300)
Maturities	15,697	20,962	18,599
Acquisition of intangibles	—	—	(50)
Proceeds from sales of property and equipment	372	117	—
Cash provided by business combination, net	—	1,412	—
Capital expenditures	(171)	(708)	(1,104)

Net cash (used in) provided by investing activities	(9,204)	(3,327)	3,145

Cash flows from financing activities:
Payments of debt and capital lease obligations	(419)	—	(14)
Proceeds from sales of common stock, net	528	1,986	1,213
Proceeds from sales of preferred stock, net of issuance costs	14,216	—	—
Proceeds from sales of treasury stock	99	—	—

Net cash provided by financing activities	14,424	1,986	1,199

Net (decrease) increase in cash and cash equivalents	593	(2,015)	(2,892)
Cash and cash equivalents at beginning of period	4,021	7,314	5,299

Cash and cash equivalents at end of period	$4,614	$5,299	$2,407

Supplemental disclosures of cash flow information:
Income taxes paid	$7	$31	$102
Interest paid	34	—	—
Supplemental schedule of non-cash investing activities:
Stock and options issued in connection with acquisition	$—	$56,605	$—
Conversion of Series A preferred stock into common stock	—	7,825	3,927

See accompanying notes

GoRemote Internet Communications, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

        GoRemote provides secure managed broadband and remote access solutions to enterprises and service providers. GoRemote's solutions enable enterprises to securely, reliably, and cost-effectively extend their corporate networks and applications to all of their mobile and remote workers outside the corporate firewall. This includes mobile professionals such as sales professionals, project managers, and engineers; teleworkers including call center agents; telecommuters; and employees in branch offices and retail settings. GoRemote provides comprehensive and integrated managed broadband and global remote access solutions that include intelligent client software; multiple network access modes including broadband, Wi-Fi, and dial-up; security capabilities that ensure security policy compliance by remote workers; a real-time remote access management console; end-to-end managed and value-added services including managed security services as well as design, deployment, monitoring, and technical support. GoRemote's products and services enable enterprises to reduce the cost, complexity and risk of remote office networking, while maximizing the productivity of mobile and remote workers.

        From its incorporation in 1994 until 1997, GoRemote was both an Internet service provider in Northern California and an independent software developer for the Internet service provider community. In 1997, GoRemote sold its local Internet service provider business. From late 1998 until January 2001, GoRemote primarily provided Internet telephony services that were characterized by high revenues that generated low margins. In January 2001, GoRemote ceased providing those services to focus on providing Internet-based mobile office communications services based on its clearinghouse and settlement capabilities to service providers and corporate enterprises globally. In December 2003, GoRemote acquired Axcelerant, Inc., a privately-held provider of broadband Internet remote access services and managed security services.

        Since 1997, most of GoRemote's revenue has come from providing settlement and clearing-house services for its customers. GoRemote provides remote access services over a heterogeneous virtual network known as the GoRemote Global Network. As of October 31, 2004, the GoRemote Global Network included more than 33,000 Internet access-dialing locations, over 10,500 public wireless fidelity—or WiFi—hotspots and over 1,500 public broadband access points in approximately 150 countries. Through the acquisition of Axcelerant, GoRemote added a virtual broadband cable modem and digital subscriber line (DSL) network that spans the United States and Canada. This network is an aggregation of the networks of approximately 150 broadband providers, including virtually all of the leading cable companies, incumbent local exchange carriers (ILECs) and competitive local exchange carriers (CLECs) in the United States. By utilizing this network, GoRemote is able to provide comprehensive coverage in the United States for enterprises requiring broadband branch office and broadband teleworker solutions. GoRemote created the combined network by forming contractual relationships with approximately 500 Internet service providers, cable companies, DSL companies and telecommunication companies. These providers, whom GoRemote refers to as the GoRemote Global Network members, are able to share their communications networks. GoRemote's customers benefit because the resulting network delivers secure mobile Internet access cost-effectively. GoRemote's member providers benefit from the GoRemote Global Network because GoRemote manages this shared network and provides settlement services as a clearinghouse. As a clearinghouse, GoRemote has established common technical, service and payment standards to settle charges that its customers incur when their end users access the network facilities of GoRemote Global Network members to initiate Internet-based communications, such as Internet roaming. GoRemote intends to continue developing its service offering to introduce new Internet-based remote communications services that may be adopted, deployed and managed on a global scale across the GoRemote Global Network.

2. Summary of Significant Accounting Policies

        Basis of Presentation.    The consolidated financial statements include all the accounts of GoRemote and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. All consolidated financial statements have been prepared in conformity with accounting pronouncements generally accepted in the United States.

        Use of Estimates.    The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. During the ten months ended October 31, 2004, the Company made estimates of future cash flows, discount rates and asset values to determine its goodwill and customer relationships intangible asset impairments. The Company's broadband service providers are unable to deliver actual accounting information to the Company on a timely basis at month-end. Due to this delay, which is outside the Company's control, the Company estimates its revenue and cost of sales related to broadband connectivity on a monthly basis, and adjusts them to actual in the subsequent month after receiving information from its service providers. In addition, the Company made estimates as to its accounts receivable allowance and reserves, the recoverability of a prepaid asset, potential liability as to certain tax obligations and restructuring expenses. Actual results could differ from those estimates

        Foreign Currency Remeasurement.    The Company considers the functional currency of its foreign subsidiaries to be the U.S. dollar. Adjustments resulting from the process of remeasurement into U.S. dollars of the foreign currency financial statements of the Company's foreign subsidiaries are included in operations and have not been material.

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

        Property and Equipment.    Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the respective assets. The useful lives used by the Company are 36 months for furniture and fixtures, 24 to 42 months for computer equipment and software and the shorter of the useful life or the remaining lease term for leasehold improvements, respectively.

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

        Goodwill.    Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable assets acquired and liabilities assumed. The Company does not amortize goodwill, but tests for impairment of goodwill on an annual basis in the third fiscal quarter and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. During fiscal year 2004, the third quarter ended September 30, 2004. During fiscal year 2005, the third quarter will end July 31, 2005.

        Impairment of Goodwill.    Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition or loss of key personnel. In addition, the Company assesses goodwill for recoverability if its market capitalization is less than the recorded value of its net assets. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in net earnings (loss). The Company has determined that its service offerings have similar economic characteristics As a result, the Company treats its single operating segment as its sole reporting unit in testing for the impairment of goodwill. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination.

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

        Revenue Recognition and Related Allowances.    The Company derives revenues primarily from remote Internet access services provided to customers through its virtual network and by providing monthly security and support services and monthly connectivity services to broadband Internet remote access customers. The Company's arrangements with its customers typically have multiple deliverables. These deliverables may include software, installation services, customer premises equipment, connectivity services, and maintenance and support services.

        The Company recognizes revenues when persuasive evidence of an arrangement exists, service has been provided to the customer, the price to the customer is fixed or determinable, and collectibility is probable. Mobile remote Internet access services are generally billed on a per-minute basis for usage or at a flat rate per month per user based on negotiated rates. Usage fees are recognized in the period the services are rendered to end users, and monthly fees are recognized ratably based on the number of days that have elapsed. The Company has some customers with minimum commitment arrangements and customers are not contractually entitled to use or otherwise receive benefit for unused service in subsequent periods. Minimum commitment fees are recognized as revenue in the month it has been determined that the minimum commitments have not been achieved, assuming all other criteria for revenue recognition have been met.

        The Company's solutions may also include installation services, the sale of customer premise equipment and managed security services related to its broadband services offerings. Depending on the service provided and the nature of the arrangement, the Company may charge a one-time, annual or monthly fee for these additional services or deliverables. Revenue from installation services and the sale of equipment is deferred and recognized ratably over the period of expected usage by its customers since the Company considers these services and products to be an enabler of the related remote access service contracts. The Company's estimate of expected usage is 24 months for all periods presented. On a quarterly basis, the Company reviews this estimate of expected usage based on actual data. Revenues from managed security services are recognized in the month the service is provided. To a lesser extent, the Company also derives a portion of its revenues from licenses of its authentication software, related maintenance and support services, and other optional services related to its remote access solutions which are recognized ratably over the term of service. These other revenues amounted to five percent or less of total revenues over the last three years. Fees generated from maintenance contracts are recognized over the life of those contracts. The majority of the maintenance contracts cover periods of one to twelve months. Amounts billed in advance of revenue recognition are recorded to deferred revenue as collected. The Company recognizes certain broadband connectivity revenues generated under agency arrangements on a net basis. Product returns and allowances have not been significant.

        The Company provides services over a heterogeneous virtual network, which was created by forming contractual relationships with approximately 500 Internet service providers, cable companies, DSL companies and telecommunications companies. These companies may provide their services under either a reseller or an agency arrangement. In applying its revenue recognition policy, the Company must make judgments and estimates with regard to the specific facts and circumstances surrounding each provider relationship to determine which portion of its revenues the Company provides under a reseller arrangement, where the Company would record gross revenues and cost of revenues, and which portion of its revenues the Company provides as an agent, where the Company would record revenues and cost of revenues combined on a net basis. The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as its operating environment changes, any of which could cause a material impact on the revenues that the Company has reported.

        The Company records estimated allowances against revenues for returns and cancellations in the same period the revenues are recorded. These estimates are based upon historical analysis of the Company's service level agreements, credit memo data and other known factors for pricing and transaction volume disputes that arise in the normal course of business. To date, allowances pertaining to the Company's current business have not been significant. If the historical data the Company uses to calculate these estimates does not accurately reflect amounts associated with future disputes, its actual revenues could be higher or lower than what the Company has recognized.

        Cost of Revenues.    Cost of revenues represents the amounts paid to Internet service providers, cable companies, DSL companies and telecommunications companies for the usage of their networks, and amounts paid to other third party providers of products or services that the Company includes in its solutions. The Company has entered into minimum purchase commitments with some network service providers for access that the Company expects to utilize during the term of the contracts. Costs of minimum purchase contracts are recognized as network access expenses at the greater of the minimum commitment or actual usage. If the Company estimates that the revenues derived from the purchase commitment will be less than the purchase commitment, the Company recognizes a loss on that purchase commitment to the extent of that difference. No such loss has been recognized to date.

        Allowance for Doubtful Accounts.    The Company maintains allowances for doubtful accounts for estimated losses from its customers' inability to make payments they owe. In order to estimate the appropriate level of this allowance, the Company analyzes historical bad debts, customer concentrations, current customer credit-worthiness, current economic trends and changes in its customer payment patterns. If the financial condition of its customers were to deteriorate and to impair their ability to make payments to the Company, additional allowances might be required in future periods. If the Company determines that collectibility is not probable, revenue is recognized as cash is collected. If the Company's estimates prove too low, its bad debt expense will increase.

        Research and Development.    The Company's research and development costs, which principally have related to development of internal use software that is also marketed to the Company's customers, are expensed as incurred until technological feasibility has been established. To date, the software developed by the Company has generally been available for general release concurrent with the establishment of technological feasibility and, accordingly, no software development costs have been capitalized.

        Advertising Expenses.    Advertising expenditures are charged to expense as incurred and were $761,000, $1.3 million and $1.2 million in 2002, 2003 and the ten months ended October 31, 2004, respectively.

        Stock-based Compensation.    The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), using an intrinsic value approach to measure compensation expense, if any. Appropriate disclosures using a fair-value based method, as provided by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), are also reflected in the accompanying notes to the consolidated financial statements. Options issued to non-employees are accounted for in accordance with SFAS 123 using a fair value approach. See Note 4 to the Consolidated Financial Statements and further discussions regarding stockholders' equity in Note 10 to the Consolidated Financial Statements.

        Restructuring Expenses and Related Accruals.    From time to time the Company has restructured its operations. The Company's restructuring activities in 2001 and 2002 were accounted for in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The Company's August 2004 restructuring was accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). Estimated restructuring expenses have included severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. Given the significance of, and timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. The Company's restructuring expenses involved significant estimates made by management using the best information available at the time that the estimates were made, some of which were based upon information provided by third parties. The Company continually evaluates the adequacy of the remaining liabilities under its restructuring initiatives. Although the Company believes that these estimates accurately reflect the costs of its restructuring plans, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions.

        Income Taxes.    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

        Weighted-average options outstanding to purchase approximately 742,000, 3.1 million and 1.8 million shares of common stock for 2002, 2003 and 2004, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. The decrease in weighted-average options outstanding in 2004 was due to option exercises and cancellations after the August 2004 restructuring. The increase in weighted-average options outstanding in 2003 was primarily due to the grant of new options to the Company's employees and assumption of options held by former Axcelerant employees in connection with the Company's acquisition of Axcelerant. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

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

        The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated, except for indemnifications involving infringement of third party intellectual property rights. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as October 31, 2004.

        Reclassifications.    To conform to the 2004 presentation, $114,000 previously reported on the 2003 consolidated balance sheet under current liabilities as the current portion of deferred revenue has been reclassified by the Company and is now included in long-term liabilities under deferred revenue. Additionally, $98,000 previously reported on the 2003 consolidated balance sheet under prepaid expenses and other current assets has been reclassified by the Company and is now included as $51,000 in current assets under deferred installation costs and $47,000 in long-term assets under deferred installation costs, less current portion.

Recent Accounting Pronouncements.

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

        In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition." SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial condition for the period ending October 31, 2004.

        In December 2004, the FASB issued a revision of FASB Statement No. 123 ("SFAS 123 Revised"), Accounting for Stock-Based Compensation. SFAS 123 Revised establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123 Revised is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company has not completed its evaluation of the impact of adoption of SFAS 123 Revised on its consolidated financial position or results of operations. The Company expects to complete its evaluation during the second quarter of fiscal year 2005.

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

3. Change in Fiscal Year End

        In October 2004, the Company changed its fiscal year end from December 31 to October 31. Accordingly, the consolidated financial information for the 2004 fiscal period reflects the results for the ten months ended October 31, 2004. The comparative historical consolidated financial information for the 2003 and 2002 fiscal periods is for the years ended December 31, 2003 and 2002.

        The following table presents summary unaudited consolidated financial information for the ten months ended October 31, 2003 (in thousands, except per share amounts).

Ten Months Ended October 31, 2003
(unaudited)
Revenues	$33,543
Operating loss	(1,232)
Net Loss	$(1,117)
Basic and diluted net loss attributable to common shareholders per share	$(0.05)

4. Business Combination

        On December 1, 2003, the Company completed its acquisition of Axcelerant, Inc., a privately held provider of broadband Internet remote access services and managed security services. The Company acquired Axcelerant to extend their service offerings, enhance retention of existing customers and improve their ability to obtain new enterprise customers. The purchase price was $58.6 million and the transaction was accounted for as a purchase. The Company attributed particular value to Axcelerant's leadership in the growing market for managed secure broadband services, its expertise in selling and providing these services to enterprise customers with large numbers of branch offices and teleworkers, and its reputation for excellence in service delivery. The Company issued 9.2 million shares of common stock with a fair value of $53.2 million for all of the outstanding stock of Axcelerant, Inc. The common stock issued in the acquisition was valued using the average closing price of the Company's common stock for the five-day average surrounding August 13, 2003, the transaction announcement date, which was $5.76 per share. The total purchase price also includes direct costs associated with the transaction totaling $2.0 million.

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

        A total of approximately 1.5 million shares of the total consideration that was to be delivered to Axcelerant's stockholders as a result of the acquisition was set aside as an escrow fund, serving as collateral for the indemnification obligations of Axcelerant stockholders. The Company made no claims against the escrow fund through December 1, 2004, the expiration date for the escrow period. The escrowed shares were released to the former Axcelerant shareholders during December 2004.

        The results of operations of Axcelerant have been included in the Company's financial statements subsequent to the date of acquisition.

        Under the purchase method of accounting, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. The fair values assigned to the intangible assets acquired are based on estimates and assumptions provided and other information compiled by management, including independent valuations, that utilize established valuation techniques appropriate for the high technology industry.

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

  Purchased Intangible assets

        Of the total purchase price, $7.6 million was allocated to intangible assets relating to customer relationships and internal use software. The Company will amortize the customer relationship intangible asset on a straight-line basis over an average estimated life of five years. For the year ended December 31, 2003 and the ten months ended October 31, 2004, $125,000 and $1.2 million, respectively, were amortized. See Note 7 to the Consolidated Financial Statements.

        The Company will amortize the internal use software on a straight-line basis over an estimated life of one year. For the year ended December 31, 2003 and the ten months ended October 31, 2004, $8,000 and $84,000, respectively, were amortized.

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

  Pro forma results

        The following unaudited pro forma financial information presents the combined results of operations of GoRemote and Axcelerant as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information for 2003 was derived from GoRemote's audited statement of operations for the year ended December 31, 2003 and Axcelerant's unaudited statement of operations for the period January 1, 2003 to December 1, 2003 (the date the acquisition was completed).

        The unaudited pro forma basic and diluted net loss per share computations are based upon the weighted average of outstanding common stock of GoRemote during the periods presented, plus the number of shares of GoRemote common stock issued to complete the acquisition as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition that GoRemote would have reported had the acquisition been completed as of the dates presented and should not be taken as representative of the future consolidated results of operations.

        Unaudited pro forma financial information is as follows (in thousands, except per share amounts):

	Year Ended
	2002	2003
Revenues	$50,732	$59,424
Net loss applicable to common stockholders	$(21,891)	$(5,810)
Basic and diluted net loss per share applicable to common stockholders	$(0.75)	$(0.18)

5. Stock-Based Compensation

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

        The fair value of stock options granted in 2002, 2003 and 2004 were estimated at the date of grant assuming no expected dividends and the following weighted average assumptions.

	Stock Options
	2002	2003	2004
Expected life (years)	2.8	2.8	3.2
Expected stock price volatility	100%	160%	450%
Risk-free interest rate	4.26%	2.66%	1.74%
	Stock Purchase
	2002	2003	2004
Expected life (years)	0.5	0.5	0.5
Expected stock price volatility	120%	150%	345%
Risk-free interest rate	2.78%	3.25%	2.36%

        For purposes of pro forma disclosures, the estimated fair value of stock-based awards is amortized against pro forma net income over the stock-based awards' vesting period for options and over the offering period for stock purchases under the Purchase Plan.

        The Company's pro forma information is as follows:

	2002	2003	2004
	(in thousands, except per share amounts)
Net loss attributable to common stockholders as reported	$(16,802)	$(1,856)	$(40,706)
Add: Amortization of stock compensation measured under APB 25	168	95	270
Less: Stock-based compensation expense measured under FAS 123	(4,510)	(5,713)	(3,555)

Pro forma net loss	$(21,144)	$(7,474)	$(43,991)

Basic and diluted net loss per share	$(0.84)	$(0.08)	$(1.00)

Pro forma basic and diluted net loss per share	$(1.05)	$(0.31)	$(1.09)

        Calculated under SFAS No. 123, the weighted-average fair values of the employee stock options granted during 2002, 2003 and the ten months ended October 31, 2004 were, $0.85, $2.74 and $2.17, respectively. The weighted-average estimated fair value of shares purchased under the Purchase Plan during 2002, 2003 and the ten months ended October 31, 2004 were $0.61, $0.84 and $2.44 per share, respectively.

6. Investments

        The following is a summary of the Company's investments.

	December 31, 2003	October 31, 2004
	(in thousands)
Money market funds	$548	$553
Floating rate municipal bonds	19,913	15,614

Total cash equivalents and short-term investments	20,461	16,167
Less cash equivalents	(548)	(553)

Total short-term investments	$19,913	$15,614

        The above amounts are stated at fair value that approximate cost. There were no realized gains or losses from sale of available-for-sale securities for the years ended December 31, 2002 and 2003 and for the ten months ended October 31, 2004.

        The carrying value of investments by contractual maturity at December 31, 2003 and October 31, 2004 were as follows:

	December 31, 2003	October 31, 2004
	(in thousands)
Due after 8 years	$19,913	$15,614

Total	$19,913	$15,614

        Although these investments have contractual maturity dates from 8 to 37 years, they are short term market auction rate municipal bonds. Market auction rate municipal bonds are municipal bonds with a dividend rate determined periodically. These instruments reset every 28 or 35 days and it is the Company's intention to have them reset every 28 or 35 days. In accordance with SFAS 115 and Accounting Research Bulletin No. 43, current assets include marketable securities representing the investment of cash available for current operations. This investment of cash in market auction rate municipal bonds is intended to be used for current operations and is therefore classified as short term.

7. Property and Equipment and Intangible Assets

  Property and Equipment

        Property and equipment comprised the following:

	December 31, 2003	October 31, 2004
	(in thousands)
Computer hardware	$7,843	$6,319
Software	4,241	4,495
Office furniture and equipment	1,726	1,506
Leasehold improvements	418	422

	14,228	12,742
Less accumulated depreciation and amortization	(12,219)	(11,048)

Total	$2,009	$1,694

  Purchased Intangible Assets

        Purchased intangible assets are carried at cost less accumulated amortization. Amortization of purchased intangible assets is computed using the straight-line method over their expected useful lives of five years for customer relationships and Website URL and one year for internal use software, respectively.

        Purchased intangible assets consisted of the following (in thousands):

	December 31,
			October 31, 2004
	2002	2003
Customer relationships	$—	$7,500	$5,150
Internal use software	—	100	100
Website URL	—	—	50

		7,600	5,300
Less accumulated amortization	—	(133)	(1,424)

Total	$—	$7,467	$3,876

        The aggregate estimated amortization expense through October 31, 2009, based on fiscal years ending October 31, is as follows (in thousands):

Amortization
2005	954
2006	946
2007	946
2008	946
2009	84

$3,876

  Impairment of Purchased Intangible Assets

        Effective September 30, 2004, the Company determined that its customer relationships intangible asset acquired in connection with the acquisition of Axcelerant was not fully recoverable. The Company estimated the value of these assets. During the first three quarters of fiscal year 2004, the Company's operating costs required to support the customers acquired in connection with its acquisition of Axcelerant, Inc. were greater than initially projected. As a result, this asset was written down from $6.3 million to $3.9 million. Based on the analysis of historical termination data for the acquired customers, the Company determined that no adjustment to the remaining life of the asset was required.

  Impairment of Goodwill

        Effective September 30, 2004, the Company determined that goodwill was impaired and recorded a $25.6 million impairment charge. The Company determined that its market capitalization was less than the value of its net assets, indicating that goodwill or other intangible assets were likely impaired. The Company re-evaluated the cash flow forecasts for its business activities. Fair value was based on expected cash flows to be generated by the Company's business, discounted at rates associated with underlying risks. During the first three quarters of 2004, the Company experienced lower than projected revenues due to the fact that prospective customers did not replace their more expensive access services, such as frame relay services, with the Company's broadband-based Internet access services at the rate it had initially projected and due to the continued decline in customer demand for its dial-up access services. As a result, the Company's cash flow projection for the reporting unit was revised and, effective September 30, 2004, the Company determined that goodwill was impaired and recorded a $25.6 million impairment charge.

  Other Intangible Assets

        The Company entered into an agreement with a wireless service provider during 2001 for the exchange of services, which resulted in a prepayment for future wireless services and the obligation by the Company to provide future Internet roaming services. During September 2003, because these assets had not yet been utilized, the Company and the provider amended the underlying agreement to modify the scope of their business relationship and extend the term of the agreement until September 2007, thus permitting the Company to utilize the assets during the extended term. As a result of this amended agreement, the Company entered into a nonmonetary transaction for the exchange of prepaid wireless services for prepaid roaming services and wireless cards. Because this nonmonetary transaction did not represent a culmination of an earnings process, no revenues or expenses have been, or will be recorded by the Company pursuant to this transaction. In addition, there was no indicated loss at the time of this exchange of services. During the third quarter of 2004, the Company concluded that, based on the actual and projected network traffic, the full value of the prepaid services would not be realized. Effective September 30, 2004, the Company adjusted the asset to its fair value and recorded a $449,000 charge to cost of revenues. As of October 31, 2004, the remaining carrying value of $54,000 is expected to be utilized over the remaining term of the agreement.

8. Commitments and Contingencies

  Lease Commitments

        The Company leases all of its facilities under operating leases that expire at various dates through 2008. The future minimum operating lease commitments were as follows at October 31, 2004, based on fiscal years ending October 31, (in thousands):

Operating Leases
2005	$1,226
2006	738
2007	558
2008	181
2009 and thereafter	—

$2,703

        Rent expense charged to operations totaled approximately $1.7 million and $1.1 million for 2002 and 2003, respectively and $2.2 million for the ten months ended October 31, 2004. The Company's operating lease for its worldwide headquarters in Milpitas, California was renewed in 2003 and the new five-year lease renewal term ends on February 28, 2008. The Company also has an operating lease for its Irvine, California facility, which term expires on March 31, 2005. The amounts of future lease commitments resulting from these two leases are included in future minimum operating lease commitments above, and include $626,000 of future rent expense which was expensed in fiscal year 2004 as part of the Company's August 2004 restructuring.

  Purchase Commitments

        The Company has entered into certain purchase commitments from suppliers who provide network access, software and related services that are utilized by the Company in order to deliver its mobile office communications products and services. The annual purchase commitments were as follows at October 31, 2004, based on fiscal years ending October 31 (in thousands):

Purchases
2005	$1,237
2006	961

$2,198

  Legal Matters

        The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on its financial condition, results of operations, or cash flows.

        In July and August 2001, the Company and certain of its officers were named as defendants in five purported securities class action lawsuits filed in the United States District Court, Southern District of New York, captioned as In re GoRemote Internet Communications, Inc. Initial Public Offering Securities Litigation, No. 01 Civ 6771 (SAS), and consolidated with more than three hundred substantially identical proceedings as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). The Consolidated Amended Class Action Complaint for Violation of the Federal Securities Laws ("Consolidated Complaint") was filed on or about April 19, 2002, and alleges claims against certain of the Company's officers and against CIBC World Markets Corp., Prudential Securities Incorporated, DB Alex. Brown, as successor to Deutsche Bank, and U.S. Bancorp Piper Jaffray Inc., underwriters of the Company's December 14, 1999 initial public offering ("underwriter defendants"), under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended.

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

9. Restructuring Events

        In August 2004, the Company undertook a strategic restructuring to reduce its operating expense structure by streamlining operations. The activity related to the restructuring is accounted for under the provisions of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146").

        The Company evaluated the potential sublease of its excess facilities based on current commercial real estate market conditions. It concluded that the construction costs required to divide the space for subtenancy would likely exceed any potential sublease income the Company might receive, particularly due to the uncertain probability of obtaining a subtenant under current market conditions. Accordingly, its current estimated accrual does not consider any sublease income.

        Restructuring-related involuntary employee severance costs resulted in a charge of $1.5 million, pertaining to the estimated termination payout to employees worldwide. The employee reductions came principally from Sales and Marketing, Engineering and General & Administrative areas. As of October 31, 2004, a total of 70 employees were terminated as part of these cost-cutting measures. During the period November 1, 2004 through January 31, 2005, the termination of an additional two employees will be effective. Termination benefits for these two employees are being accrued ratably over their future service periods. Part of the benefits provided to two of the Company's former executives whose service was terminated as part of the restructuring included extension of the dates by which their vested options could be exercised following termination of employment from three months to six months and twelve months, respectively. This change to the expiration dates of their vested options was deemed to be a modification, resulting in a non-cash charge of approximately $53,000 being included in the restructuring charge.

        In September 2004, the Company recorded a charge of $650,000 related to the consolidation or ceased use of facilities. The Company considered the costs of terminating these commitments to be related to its decision to reduce operating expenses as part of the restructuring. The remaining lease obligations were recorded at their present value utilizing a discount rate of 5%. The amount of the discount was $50,000.

        The loss on disposition and retirement of fixed assets totaled $273,000. This loss was primarily the result of the decision to cease the implementation of purchased software no longer required by the Company following the restructuring. Additionally, the Company wrote off $204,000 of fully depreciated furniture and fixtures related to idled facilities.

        The provision and associated charges against the provision for the August 2004 restructuring through the ten months ended October 31, 2004 are as follows:

	Employee Severance Costs	Lease Facilities and Other Obligations	Retirement of Fixed Assets	Valuation of Modified Stock Options	Total
	(in thousands)
Provision recorded in the quarter ended September 30, 2004	$1,492	$650	$273	$53	$2,468
Non-cash charges	—	15	(273)	(53)	(311)
Cash payments	(1,268)	(39)	—		(1,307)

Accruals at October 31, 2004	$224	$626	$—	$—	$850

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

        Restructuring-related involuntary employee severance costs resulted in a charge of $964,000, pertaining to the estimated termination payout to employees worldwide. A total of 16 employees were terminated as part of these cost cutting measures. During the year ended December 31, 2002, the Company recorded non-cash restructure benefits from restructuring-related involuntary employee severance costs of $191,000, as a result of final settlements that were less than the amount of previously reserved obligations. During the year ended December 31, 2003, the Company recorded non-cash restructuring benefits from restructuring-related involuntary employee severance costs of $164,000, as a result of final settlements that were less than the amount of previously recorded obligations. As of December 31, 2003, the Company has no remaining restructuring accrual.

        The termination of lease and other obligations resulted in a charge of $169,000. During the year ended December 31, 2002, the Company recorded non-cash restructuring benefits from lease and other obligations of $68,000, as a result of final settlements that were less than the amount of previously recorded obligations. As of December 31, 2003, the Company had no further lease and other obligations pertaining to the June restructuring.

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

        The total restructuring charge of $369,000 for the year ended December 31, 2002 reflects a charge to operations of approximately $1.2 million related to the June 2002 restructuring, which was partially offset by non-cash benefits of $259,000 from the elimination of the June 2002 restructuring accruals, due to final paid settlements that were less than previously estimated obligations. In addition, the restructuring charge was partially offset by an unexpected gain of approximately $335,000 on Internet telephony assets that were previously written-off during the restructuring in January 2001 and by non-cash benefits of $213,000 from the elimination of the January 2001 restructuring accruals, due to final paid settlements that were less than previously estimated obligations. As of December 31, 2002, there was $9,000 remaining in the restructuring accrual related to the January 2001 restructuring.

10. Income Taxes

        The components of the income tax provision are as follows (in thousands):

	December 31, 2002	December 31, 2003	October 31, 2004
Current
Federal	$—	$—	$—
State	—	2	18
Foreign	39	49	30

	39	51	48

Deferred
Federal	(654)	(3,482)	(4,610)
State	(166)	(408)	(191)

	(820)	(3,890)	(4,801)

	(781)	(3,839)	(4,753)
Change in valuation allowance	820	3,890	4,801

	$39	$51	$48

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31, 2002	December 31, 2003	October 31, 2004
Deferred tax assets:
Net operating loss carryforward	$37,309	$44,040	$47,585
Tax credit carryforwards	1,740	1,763	867
Accruals and reserves	448	718	1,451
Fixed Assets and Intangibles	1,023	864	740

Total deferred tax assets	40,520	47,385	50,643
Valuation allowance	(40,520)	(44,411)	(49,210)

Net deferred tax assets	—	2,974	1,433
Deferred tax liabilities:
Acquired Intangibles	—	(2,974)	(1,433)

Total deferred tax liabilities	—	(2,974)	(1,433)

Net deferred tax liabilities	$—	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $820,000, $3.9 million, and $4.8 million during 2002, 2003 and the ten months ended October 31, 2004, respectively.

        As of October 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $131.7 million, which expire in the years 2009 through 2024, and federal research and development credits of approximately $538,000, which expire in the years 2009 through 2024. As of October 31, 2004, the Company had net operating losses carryforwards for state income tax purposes of approximately $48.3 million, which expire in the years 2004 through 2014 and state research, and development tax credits of approximately $499,000, which do not expire.

        Utilization of the Company's net operating loss may be subject to substantial limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization.

        The tax benefits associated with employee stock options provide a deferred benefit of approximately $4.0 million, which has been offset by the valuation allowance. The deferred tax benefit associated with employee stock options will be credited to additional paid-in capital when realized.

	December 31, 2002	December 31, 2003	October 31, 2004
Tax at U.S. statutory rate	(34.00)%	(34.00)%	(34.00)%
Unutilized net operating losses	32.07%	36.46%	12.30%
Foreign Tax	0.78%	2.72%	0.12%
Other—Permanent items	1.93%	3.57%	21.70%
Credits		(5.92)%

	0.78%	2.83%	0.12%

11. Stockholders' Equity

        Series A Convertible Preferred Stock.    On April 19, 2002, the Company sold approximately 9.0 million shares of its Series A Convertible Preferred Stock ("Series A Preferred Stock"), and associated warrants, for $15.0 million, to investors affiliated with H&Q Asia Pacific and Vertex

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

        The warrants to purchase Series A Preferred Stock are exercisable at any time within five years after the closing. The intrinsic value assigned to the warrants amounted to approximately $2.5 million and is reflected in Additional Paid In Capital on the balance sheet. As of October 31, 2004, warrants to purchase 602,410 shares of Series A Preferred Stock at an exercise price of $1.66 per share and 903,614 shares of Series A Preferred Stock at an exercise price of $2.49 per share, respectively, were outstanding. No Series A Preferred Stock warrants were exercised and converted into shares of common stock during the ten months ended October 31, 2004. As of December 31, 2003, warrants had been exercised on a net basis as to 527,107 shares of Series A Preferred Stock and simultaneously converted into 369,210 shares of common stock. In addition, warrants had been exercised on a cash basis as to 225,903 shares of Series A Preferred Stock and simultaneously converted into an equal number of shares of common stock, resulting in aggregate proceeds to the Company of approximately $487,000. In addition, as of October 31, 2004, a total of 9,631,253 shares of Series A Preferred Stock had been converted into an equal number of shares of the Company's common stock. No Series A Preferred Stock warrants were exercised and no Series A Preferred Stock were converted into shares of common stock during the year ended December 31, 2002. In September 2002, pursuant to a Registration Statement on Form S-3, the Company effected the registration for resale of 11,295,174 shares of common stock, representing the shares of common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the warrants to purchase Series A Preferred Stock and the conversion of such preferred stock to common stock.

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

        At the commitment date, April 19, 2002 (the date of the transaction closing), the fair value of our common stock was $2.67, the effective conversion price of the Series A Preferred Stock was $1.37 and the effective conversion price of the two warrants were $2.80 and $3.61, respectively. Therefore, a beneficial conversion feature existed for the Series A Preferred Stock, but not for the warrants. The Series A Preferred Stock was immediately convertible into common stock and, therefore, the amount of the beneficial conversion feature, equal to $11.8 million, was recorded as a deemed dividend in the second quarter of 2002. In order to determine the effective conversion prices, the Company performed a valuation of the Series A Preferred Stock and associated warrants.

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

        Amortization expense in connection with the warrants was approximately $1,000 in 2002. No amortization expense was recorded in connection with the warrants in 2003 as the value of the warrants was fully amortized during 2002.

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

        Stock Option Plans.    Under the 1999 Equity Incentive Plan (the "Equity Plan") the Company initially reserved 4.5 million shares for issuance under the Equity Plan. Each year, the aggregate number of shares reserved for issuance under the Equity Plan has automatically increased by a number of shares equal to 5% of the Company's outstanding shares at the end of the preceding year. As of October 31, 2004, the aggregate cumulative number of shares reserved for issuance was 9.9 million shares, which included approximately 597,000 shares reserved for issuance upon exercise of Axcelerant options assumed in the Merger. The Equity Plan provides for the granting of incentive stock options to employees and nonqualified stock options to employees, officers, consultants, directors, independent contractors and advisors. Under the Equity Plan, the Board of Directors determines the term of each award and the award price. In the case of incentive stock options, the exercise price may be established at an amount no less than the fair market value at the date of grant, while non-statutory stock options may have exercise prices not less than 85% of the fair market value as of the date of grant. The exercise price of incentive stock option granted to a 10% shareholder will not be less than 110% of the fair market value of the shares on the date of grant. Options granted under the Equity Plan for new employees generally vest with respect to 20% of the shares ten months after the employee's hire date and the remainder vesting ratably over the following forty months and options expire no later than ten years from the date of grant.

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

        Employee Stock Purchase Plan.    Under the 1999 Employee Stock Purchase Plan (the "Purchase Plan") the Company initially reserved 500,000 shares of the Company's common stock for issuance under the Purchase Plan. The plan was adopted effective at the time of the initial public offering. Each year, the aggregate number of shares reserved for issuance under this plan will automatically increase by a number of shares equal to 1% of the Company's outstanding shares at the end of preceding year. As of October 31, 2004, the aggregate cumulative number of shares reserved for issuance was approximately 1.5 million shares, of which 32 shares were reserved for issuance after October 31, 2004. Under the Company's Purchase Plan, qualified employees can elect to have between 2 and 15 percent of their annual earnings withheld, subject to maximum purchase limitations, to purchase the Company's common stock at the end of six-month enrollment periods. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the twenty-four month offering period or at the end of each six-month purchase period.

        Stock Options.    Stock option activity under the Plans for each of the two years in the period ended December 31, 2003 and the ten months ended October 31, 2004 is summarized below:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2001	3,758	4,014	$7.89
Authorized	995	—
Granted	(2,017)	2,017	$1.45
Exercised	—	(199)	$1.19
Cancelled	832	(832)	$5.49

Outstanding at December 31, 2002	3,568	5,000	$5.96
Authorized	1,613	—
Granted	(2,866)	2,866	$3.35
Exercised	—	(690)	$1.62
Cancelled	537	(537)	$3.62
Assumption of Axcelerant Plan options	(597)	597	$2.92

Outstanding at December 31, 2003	2,255	7,236	$5.13
Authorized	1,862	—
Granted	(4,415)	4,415	$2.18
Exercised	—	(524)	$1.57
Cancelled	1,848	(1,848)	$3.81

Outstanding at October 31, 2004	1,550	9,279	$4.19

        The following tables summarize information about options outstanding and exercisable under the Company's various option plans at October 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)	(years)	(in thousands)
$0.23 - $ 1.22	2,176	8.27	$1.11	909	$1.00
$1.23 - $ 1.38	2,048	9.55	$1.31	223	$1.32
$1.39 - $ 2.46	2,414	8.09	$1.94	2,042	$1.94
$2.60 - $ 7.00	1,955	8.23	$4.84	692	$5.10
$7.05 - $56.25	686	5.48	$28.57	679	$28.80

Total	9,279	8.29	$4.19	4,544	$6.23

        In connection with stock options granted by the Company through December 14, 1999, the Company recorded deferred compensation of approximately $1.8 million, which equals the aggregate differences between the exercise prices of the options at their dates of grant and the deemed value for accounting purposes of the common stock subject to these options. Such amount is included as a reduction of stockholders equity and is being amortized on a straight-line basis over the option vesting periods, which are generally four years. Additionally, in connection with the acquisition of Axcelerant the Company recorded the intrinsic value of unvested stock options assumed of approximately $674,000, which has been allocated to deferred stock compensation. Such amount is included as a reduction of stockholders' equity and is being amortized on a straight-line basis over the option vesting periods, which are generally four years. The Company recorded compensation expense of $168,000, $95,000 and $270,000 in 2002, 2003 and the ten months ended October 31, 2004, respectively. During the ten months ended October 31, 2004, the deferred stock compensation was reduced by $173,000 due to employee terminations.

        At October 31, 2004, the Company had reserved shares of common stock for potential future issuance consisting of approximately 1.5 million shares upon exercises of Series A Preferred Stock warrants, approximately 10.8 million shares for exercises under the Equity Plan and 32 shares under the Purchase Plan.

12. Stock Repurchase Program

        In September 2001, the Board of Directors approved a program to expend up to $2.0 million to repurchase shares of the Company's common stock in open market transactions. Although the program approval remains in effect, the Company repurchased no additional shares in 2002, 2003 or 2004.

13. Segment Information

        The Company operates solely in one segment, providing a global network for corporate enterprises with mobile and remote workforces and for the Company's service provider resellers and value-added resellers.

        The following is a summary of revenue and long-lived assets by geographical area for the periods presented:

	2002	2003	2004
	(in thousands)
Revenues by external customers:
United States, Canada & Latin America	$18,054	$22,774	$29,266
Japan/Korea	9,165	10,960	6,385
Asia Pacific	3,868	3,355	2,895
Europe, Middle East and Africa	3,594	4,118	3,521

	$34,681	$41,207	$42,067

Long-lived assets:
United States	$2,154	$56,633	$27,169
Rest of world	224	72	67

	$2,378	$56,705	$27,236

        Revenues by external customers are based on the customer's billing locations. Long-lived assets are those assets used in each geographic location and consist of property and equipment, net, goodwill and intangible assets. For the ten months ended October 31, 2004, Fiberlink Communications Corporation accounted for 11% of the Company's consolidated revenues. For the year ended December 31, 2003, Sony Communications Services Corporation and Fiberlink Communications Corporation accounted for 19% and 15% of the Company's consolidated revenues, respectively.

        During December 2003, Cable & Wireless USA filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and agreed to sell its assets. Simultaneously, it ceased doing business in the United States. Cable & Wireless USA accounted for 4% of the Company's 2003 consolidated revenues. To date all amounts owed by Cable & Wireless to the Company for services rendered subsequent to its Chapter 11 filing and prior to its cessation of business have been paid in accordance with the terms of the Company's agreement with this customer. During 2002, WorldCom/UUNET filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. WorldCom/UUNET continues to generate business for the Company and to date all amounts owed by WorldCom/UUNET to the Company for services rendered subsequent to its Chapter 11 filing have been paid in accordance with the terms of the Company's agreement with WorldCom/UUNET. For the year ended December 31, 2002, Sony Communications Services Corporation, WorldCom/UUNET, Fiberlink Communications Corporation and America Online, Inc. accounted for 17%, 13%, 13% and 11% of the Company's consolidated revenues, respectively.

14. Other Employee Benefit Plans

        The Company has a 401(k) retirement savings plan, that during calendar year 2004 allowed participating employees based in the United States to contribute limited amounts up to $13,000 of pre-tax salary. The Company does not currently make and has never made matching contributions. The Company does not allow investments in its own stock under the plan.

GoRemote Internet Communications, Inc.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Description	Beginning of Period	Charged to Expense	Deducted from Revenue	Deductions		Balance at End of Period
	(in thousands)
Accounts receivable allowance and reserves
For the year ended December 31, 2002	591	(43)	187	486	(a)	249
For the year ended December 31, 2003	249	(5)	0	(705	)(b)	949
For the ten months ended October 31, 2004	949	—	45	783	(c)	211

(a)
Represents amounts written off net of recoveries.

(b)
For the twelve month period ending December 31, 2003, this amount includes an accounts receivable allowance of approximately $747,000 acquired as a result of the acquisition of Axcelerant, net of approximately $42,000 written off during the same period.

(c)
For the ten month period ending October 31, 2004, this amount includes the write-off of a portion of the receivable from a single customer in the amount of $241,000, reduction of the receivables allowance in the amount of $381,000 and other write-offs aggregating to $161,000.

QuickLinks

GoRemote Internet Communications, Inc. 2004 Form 10-KT Annual Report Table of Contents
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
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
GoRemote Internet Communications, Inc. Consolidated Balance Sheets (in thousands, except per share amounts)
GoRemote Internet Communications, Inc. Consolidated Statements of Operations (in thousands, except per share amounts)
GoRemote Internet Communications, Inc. Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (in thousands, except per share amounts)
GoRemote Internet Communications, Inc. Consolidated Statements of Cash Flows (in thousands)
GoRemote Internet Communications, Inc. Notes to Consolidated Financial Statements
GoRemote Internet Communications, Inc. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS