Form 10-Q
period 2005-01-31
GoRemote Internet Communications, Inc.
filed 2005-03-14
CIK 1059155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2005

or

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

The number of shares of the registrant’s common stock outstanding as of February 28, 2005 was 41,606,684 shares.

GoRemote Internet Communications, Inc.
INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GoRemote Internet Communications, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	January 31, 2005	October 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,765	$2,407
Short-term investments	15,569	15,614
Accounts receivable, net of allowances of $190 and $211 at January 31, 2005 and October 31, 2004, respectively	5,850	7,243
Inventory	139	119
Deferred installation costs	1,764	1,425
Prepaid expenses and other current assets	631	725
Total current assets	27,718	27,533
Property and equipment, net	1,563	1,694
Goodwill	21,612	21,612
Intangible assets, net	3,631	3,876
Deferred installation costs, less current portion	819	740
Other assets	449	442
Total assets	$55,792	$55,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,050	$6,571
Restructuring accrual	183	434
Accrued compensation and benefits	1,045	1,061
Current portion of deferred revenue	3,624	2,741
Other current liabilities	1,492	1,407
Total current liabilities	12,394	12,214
Deferred revenue, less current portion	1,289	1,305
Restructuring accrual, less current portion	370	416
Total liabilities	14,053	13,935
Stockholders’ equity:
Series A redeemable convertible preferred stock, $0.001 par value: 12,801 shares authorized at January 31, 2005 and October 31, 2004: no shares issued and outstanding	—	—
Preferred stock, 5,000 shares authorized at January 31, 2005 and October 31, 2004: no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized at January 31, 2005 and October 31, 2004: 41,585 and 41,159 shares issued and outstanding at January 31, 2005 and October 31, 2004, respectively	42	41
Additional paid-in capital	213,769	213,244
Deferred stock-based compensation	(131)	(201)
Accumulated deficit	(171,941)	(171,122)
Total stockholders’ equity	41,739	41,962
Total liabilities and stockholders’ equity	$55,792	$55,897

The accompanying notes are an integral part of these condensed consolidated financial statements

GoRemote Internet Communications, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended January 31,
	2005	2004
Revenues	$11,976	$11,918
Costs and expenses:
Cost of revenues	5,012	4,709
Network and operations	2,159	1,711
Research and development	583	868
Sales and marketing	3,109	4,758
General and administrative	1,595	1,361
Amortization of intangible assets	244	266
Amortization of stock-based compensation(1)	57	60
Restructuring charge	60	—
Total costs and expenses	12,819	13,733
Operating loss	(843)	(1,815)
Interest income and other, net	55	(6)
Loss before income taxes	(788)	(1,821)
Provision for income taxes	31	22
Net loss	$(819)	$(1,843)
Basic and diluted net loss per share	$(0.02)	$(0.05)
Shares used to compute basic and diluted net loss per share	41,320	34,474

(1)          Amortization of stock-based compensation consists of:

Network and operations	$21	$17
Research and development	4	13
Sales and marketing	26	25
General and administrative	6	5
Total amortization of stock-based compensation	$57	$60

The accompanying notes are an integral part of these condensed consolidated financial statements

GoRemote Internet Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended January 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(819)	$(1,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	293	363
Amortization of stock-based compensation	57	60
Amortization of intangibles	244	267
Accounts receivable allowances	17	—
Non-cash portion of restructuring charge (benefit)	(21)	—
Net changes in assets and liabilities:
Accounts receivable	1,376	(291)
Inventories	(20)	(91)
Prepaid expenses and other current assets	(245)	421
Other assets	(86)	(312)
Accounts payable	(797)	231
Accrued compensation and benefits	(16)	(659)
Deferred revenue	867	524
Other current liabilities	86	(220)
Net cash provided by (used in) operating activities	936	(1,550)
Cash flows from investing activities:
Available-for-sale investments:
Purchases	(1,250)	(1,250)
Maturities	1,295	1,250
Cash provided by business combination, net	—	1,412
Capital expenditures	(162)	(240)
Net cash provided by (used in) investing activities	(117)	1,172
Cash flows from financing activities:
Proceeds from sales of common stock, net	539	775
Net cash provided by financing activities	539	775
Net increase in cash and cash equivalents	1,358	397
Cash and cash equivalents at beginning of the period	2,407	3,560
Cash and cash equivalents at end of the period	$3,765	$3,957
Supplemental disclosures of cash flow information:
Income taxes paid	$14	$3
Supplemental disclosures of noncash financing activities:
Conversion of Series A redeemable convertible preferred stock into common stock	$—	$4,032

The accompanying notes are an integral part of these condensed consolidated financial statements

GoRemote Internet Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.   Basis of Presentation

The financial information at January 31, 2005 and for the three months ended January 31, 2005 and 2004 is unaudited, but includes all adjustments that GoRemote Internet Communications, Inc. (the “Company”) considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information set forth herein does not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The results for the three months ended January 31, 2005 are not necessarily indicative of the results that may be expected for future periods.

The balance sheet at October 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The following information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KT for the 10 months ended October 31, 2004.

2.   Summary of Significant Accounting Policies

Basis of Presentation.   The condensed consolidated financial statements include all the accounts of GoRemote and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Use of Estimates.   The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s broadband service providers are unable to deliver actual accounting information to the Company on a timely basis at month-end. Due to this delay, which is outside the Company’s control, the Company estimates its revenue and cost of sales related to broadband connectivity on a monthly basis, and adjusts them to actual in the subsequent month after receiving information from its service providers. Historically, these adjustments have been immaterial. In addition, the Company made estimates as to its accounts receivable allowance and reserves, the recoverability of a prepaid asset, potential liability as to certain tax obligations and restructuring expenses. Actual results could differ from those estimates.

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

Purchased Intangible Assets.   Purchased intangible assets consist of customer relationships, internal use software and other purchased intangibles such as domain names. Intangible assets are amortized on a straight-line basis over the estimated useful lives ranging from one to five years.

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

Revenue Recognition and Related Allowances.   The Company derives revenues primarily from providing remote Internet access services to customers through its virtual network and by providing monthly security and support services and monthly connectivity services to broadband Internet remote access customers. The Company’s arrangements with its customers typically have multiple deliverables. These deliverables may include software, installation services, customer premises equipment, connectivity services, and maintenance and support services.

The Company recognizes revenues when persuasive evidence of an arrangement exists, service has been provided to the customer, the price to the customer is fixed or determinable, and collectibility is probable. Mobile remote Internet access services are generally billed on a per-minute basis for usage or at a flat rate per month per user based on negotiated rates. Usage fees are recognized in the period the services are rendered to end users, and monthly fees are recognized ratably based on the number of days that have elapsed. The Company has minimum commitment arrangements with some customers. These customers are not contractually entitled to use or otherwise receive benefit for unused service in subsequent periods. Minimum commitment fees are recognized as revenue in the month it has been determined that the minimum commitments have not been achieved, assuming all other criteria for revenue recognition have been met.

The Company’s solutions sometimes also include installation services, the sale of customer premise equipment and managed security services related to its broadband services offerings. Depending on the service provided and the nature of the arrangement, the Company may charge a one-time, annual or monthly fee for these additional services or deliverables. Revenue from installation services and the sale of equipment is deferred and recognized ratably over the period of expected usage by its customers since the Company considers these services and products to be an enabler of the related remote access service contracts. The Company’s estimate of expected usage is 24 months for all periods presented. On a quarterly basis, the Company reviews this estimate of expected usage based on actual data. Revenues from managed security services are recognized in the month the service is provided. To a lesser extent, the Company also derives a portion of its revenues from licenses of its authentication software, related maintenance and support services, and other optional services related to its remote access solutions which are recognized ratably over the term of service. These other revenues amounted to five percent or less of total revenues over the last three years. Fees generated from maintenance contracts are recognized over the life of those contracts. The majority of the maintenance contracts cover periods of one to 12 months. Amounts billed in advance of revenue recognition are recorded to deferred revenue as collected. The Company recognizes certain broadband connectivity revenues generated under agency arrangements on a net basis. Product returns and allowances have not been significant.

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

The Company records estimated allowances against revenues for returns and cancellations in the same period the revenues are recorded. These estimates are based upon historical analysis of the Company’s service level agreements, credit memo data and other known factors for pricing and transaction volume disputes that arise in the normal course of business. To date, allowances pertaining to the Company’s current business have not been significant. If the historical data the Company uses to calculate these estimates does not accurately reflect amounts associated with future disputes, its actual revenues could be higher or lower than what the Company has recognized.

Cost of Revenues.   Cost of revenues represents the amounts paid to Internet service providers, cable companies, DSL companies and telecommunications companies for the use of their networks, and amounts paid to other third party providers of products or services that the Company includes in its solutions. The Company has entered into minimum purchase commitments with some network service providers for access that the Company expects to utilize during the term of the contracts. Costs of minimum purchase contracts are recognized as network access expenses at the greater of the minimum commitment or actual usage. If the Company estimates that the revenues derived from the purchase commitment will be less than the purchase commitment, the Company recognizes a loss on that purchase commitment to the extent of that difference. No such loss has been recognized to date.

Allowance for Doubtful Accounts.   The Company maintains allowances for doubtful accounts for estimated losses from its customers’ inability to make payments they owe. In order to estimate the appropriate level of this allowance, the Company analyzes historical bad debts, customer concentrations, current customer credit-worthiness, current economic trends and changes in its customer payment patterns. If the financial condition of its customers were to deteriorate and to impair their ability to make payments to the Company, additional allowances might be required in future periods. If the Company determines that collectibility is not probable, revenue is recognized as cash is collected. If the Company’s estimates prove too low, its bad debt expense will increase.

Research and Development.   The Company’s research and development costs, which principally have related to development of internal use software that is also marketed to the Company’s customers, are expensed as incurred until technological feasibility has been established. To date, the software developed by the Company has generally been available for general release concurrent with the establishment of technological feasibility and, accordingly, no software development costs have been capitalized.

Stock-based Compensation.   As permitted under the provisions of Statement of Financial Accounting Standards No. 123,  “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), using an intrinsic value approach to measure compensation expense, if any. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards. Appropriate disclosures using a fair-value based method, as provided by SFAS No. 123, are also reflected herein. Options issued to non-employees are accounted for in accordance with SFAS 123 using a fair-value approach.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for awards to employees under the fair-value method of SFAS No. 123. The fair value of stock options under the Company’s stock option plan and stock purchase plan rights under the Company’s stock purchase plan was estimated as of the grant date using the Black-Scholes option-pricing model.

The fair value of stock options granted during the three months ended January 31, 2005 and 2004 were estimated at the date of grant assuming no expected dividends and the following weighted average assumptions.

Stock Options

	Three Months Ended January 31,
	2005	2004
Expected life (years)	2.88	2.80
Expected stock price volatility	286%	138%
Risk-free interest rate	2.79%	1.28%

Stock Purchase

	Three Months Ended January 31,
	2005	2004
Expected life (years)	0.50	0.50
Expected stock price volatility	246%	375%
Risk-free interest rate	2.79%	1.01%

For purposes of pro forma disclosures, the estimated fair value of stock-based awards is amortized against pro forma net income over the stock-based awards’ vesting period for options and over the offering period for stock purchases under the Company’s 1999 Employee Stock Purchase Plan.

The Company’s pro forma information is as follows:

	Three Months Ended January 31,
	2005	2004
	(in thousands, except per share amounts)
Net loss attributable to common stockholders as reported	$(819)	$(1,843)
Add: Amortization of stock compensation measured under APB 25	57	60
Less: Stock-based compensation expense measured under SFAS 123	(907)	(994)
Pro forma net loss	$(1,669)	$(2,777)
Basic and diluted net loss per share	$(0.02)	$(0.05)
Pro forma basic and diluted net loss per share	$(0.04)	$(0.08)

Calculated under SFAS No. 123, the weighted-average fair values of the employee stock options granted during the three months ended January 31, 2005 and 2004 were $1.58 and $3.87 per share, respectively. The weighted-average estimated fair value of shares purchased under the Purchase Plan during the three months ended January 31, 2005 and 2004 was $0.95 and $5.25 per share, respectively.

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

In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Weighted-average options outstanding to purchase approximately 8.8 million and 7.0 million shares of common stock for the three months ended January 31, 2005 and 2004, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. The increase in weighted-average options outstanding in the three months ended January 31, 2005 was primarily due to the grant of new options to the Company’s employees. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

3.   Change in Fiscal Year End

In October 2004, the Company changed its fiscal year end from December 31 to October 31.  The consolidated financial information for the first fiscal quarter of 2005 represents the financial results for the three-month period ended January 31, 2005.  The 2004 financial results presented in this Form 10-Q are for the three-month period ended January 31, 2004.

4.   Business Combination

On December 1, 2003, the Company completed its acquisition of Axcelerant, a privately held provider of broadband Internet remote access services and managed security services. The Company’s acquisition of Axcelerant did not result in a new reportable segment. The results of operations of Axcelerant have been included in the Company’s financial statements subsequent to the date of the acquisition.

A total of approximately 1.5 million shares of the total consideration that was to be delivered to Axcelerant’s stockholders as a result of the acquisition was set aside as an escrow fund, serving as collateral for the indemnification obligations of Axcelerant stockholders. The Company made no claims against the escrow fund through December 1, 2004, the expiration date for the escrow period. The escrowed shares were released to the former Axcelerant shareholders during December 2004.

Deferred Stock Compensation.   The intrinsic value of unvested stock options assumed in the Axcelerant acquisition in an amount of approximately $674,000 has been allocated to deferred stock compensation and is being amortized to expense on a straight-line basis over the vesting period. The Company assumed options from Axcelerant to purchase a total of approximately 597,000 shares of the Company’s common stock, of which approximately 462,000 were fully vested. Options assumed in connection with the acquisition had exercise prices between $0.02 and $5.05 per share, with a weighted average exercise price of $1.32 per share and a weighted average remaining vesting period of approximately 2.5 years.

5.   Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment comprised the following (in thousands):

	January 31,	October 31,
	2005	2004
Computer hardware	$6,414	$6,319
Software	4,543	4,495
Office furniture and equipment	1,525	1,506
Leasehold improvements	422	422
	12,904	12,742
Less accumulated depreciation and amortization	(11,341)	(11,048)
Total	$1,563	$1,694

Purchased Intangible Assets

Purchased intangible assets are carried at cost less accumulated amortization. Amortization of purchased intangible assets is computed using the straight-line method over their expected useful lives of five years for customer relationships and Website URLs and one year for internal use software.

Purchased intangible assets consisted of the following (in thousands):

January 31,
2005
Customer relationships	$5,150
Internal use software	100
Website URL	50
5,300
Less accumulated amortization	(1,669)
Total	$3,631

The aggregate estimated amortization expense through October 31, 2009, based on fiscal years ending October 31, is as follows (in thousands):

Amortization
2005	709
2006	946
2007	946
2008	946
2009	84
$3,631

Other Intangible Assets

The Company entered into an agreement with a wireless service provider during 2001 for the exchange of services, which resulted in a prepayment for future wireless services and the obligation by the Company to provide future Internet roaming services. As of January 31, 2005, there was $53,000 of the asset remaining to be utilized, which the Company believes will be utilized over the period of the agreement.

6.   Commitments and Contingencies

Lease Commitments.   The Company leases all of its facilities under operating leases that expire at various dates through 2008. As of January 31, 2005, the Company had $2.5 million in future operating lease commitments.

Purchase Commitments.   The Company has entered into certain non-cancelable purchase commitments from suppliers who provide network access, software and related services that are utilized by the Company in order to deliver its GoRemote MobileOffice solution. As of January 31, 2005 the Company had $2.1 million in future purchase commitments that expire at various dates through 2007.

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

After careful consideration, the Company decided to approve the settlement proposal in July 2003. Although the Company believes that plaintiffs’ claims are without merit, it has decided to accept the settlement proposal (which does not admit wrongdoing) to avoid the cost and distraction of continued litigation. Because the settlement will be funded entirely by its Insurers, the Company does not believe that the settlement will have any effect on the Company’s financial condition, results of operations or cash flows.

The settlement was presented to the Court for approval in June 2004. The Court preliminarily approved most of the settlement in February 2005, but requested a few minor modifications be made to its terms. The parties are currently negotiating these modifications and intend to present the revised settlement agreement to the Court shortly. While the Court is expected to finally approve or disapprove the settlement in the coming months, there can be no guarantee that the settlement will be judicially approved.

7.   Restructuring Events

In August 2004, the Company undertook a strategic restructuring to reduce its operating expense structure by streamlining operations. The activity related to the restructuring is accounted for under the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

In the quarter ended January 31, 2005, an additional $69,000 provision was accrued for employees who were terminated in the restructuring and had periods of service that extended beyond August 2004. The provision and associated charges against the provision for the August 2004 restructuring through January 31, 2005 are as follows:

	Employee Severance Costs	Lease Facilities and Other Obligations	Retirement of Fixed Assets	Valuation of Modified Stock Options	Total
	(in thousands)
Provision recorded in the quarter ended September 30, 2004	$1,492	$650	$273	$53	$2,468
Non-cash charges	—	15	(273)	(53)	(311)
Cash payments	(1,268)	(39)	—	—	(1,307)
Accruals at October 31, 2004	224	626	—	—	850
Provision recorded in the quarter ended January 31, 2005	69	(9)	—	—	60
Non-cash charges (recoveries)	—	(16)	—	—	(16)
Cash payments	(293)	(48)	—	—	(341)
Accruals at January 31, 2005	$—	$553	$—	$—	$553

8.   Segment Information

The Company operates in one segment, providing a global remote access solution for corporate enterprises with mobile and remote workforces and for the Company’s service provider resellers and value-added resellers.

The following is a summary of revenue by geographical area for the periods presented:

	Three months ended January 31,
	2005	2004
	(in thousands)
Revenue by external customers:
United States, Canada and Latin America	$9,183	$7,432
Japan/Korea	1,131	2,703
Asia Pacific	732	781
Europe, Middle East and Africa	930	1,002
	$11,976	$11,918

The following is a summary of long-lived assets by geographical area for the periods presented:

	January 31, 2005	October 31, 2004
	(in thousands)
Long-lived assets:
United States	$26,739	$27,169
Rest of World	120	67
	$26,859	$27,236

Revenue by external customer is based on the customer’s billing locations. Long-lived assets are those assets used in each geographic location. For the three months ended January 31, 2005, one customer accounted for 10 percent or more of the Company’s total consolidated revenues.

9.   Stockholders’ Equity

Series A Convertible Preferred Stock.   During the three months ended January 31, 2004, 3.1 million shares of Series A Preferred Stock were converted into common stock. No shares of Series A Preferred Stock were outstanding as of January 31, 2004 and 2005.

Series A Preferred Stock Warrants.   No Series A Preferred Stock warrants were exercised during the three months ended January 31, 2005 and 2004, respectively. Warrants to purchase 1.5 million shares of Series A Preferred Stock were outstanding at January 31, 2005.

Stock Repurchase Program.   In September 2001, the Board of Directors approved a program to expend up to $2.0 million to repurchase shares of the Company’s common stock in open market transactions. The Company purchased 110,000 shares for approximately $99,000 during 2001. Although the program approval remains in effect, the Company repurchased no additional shares during 2002, 2003 and 2004 or during the three months ended January 31, 2005.

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

In October 2004, we changed our fiscal year-end from December 31 to October 31. As a result, references in this Form 10-Q to the first quarter of 2005 are references to the three-month period ended January 31, 2005 and references to the first quarter of 2004 are references to the three-month period ended January 31, 2004. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us”, “the Company” and “GoRemote” refer to GoRemote Internet Communications, Inc. and its subsidiaries as a whole.

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

The majority of our revenue comes from providing settlement and clearing-house services for our customers. We provide services over a heterogeneous virtual network known as the GoRemote Global Network. As of February 28, 2005, the GoRemote Global Network included approximately 27,000 Internet access—dial-up locations, over 16,500 public wireless fidelity—or WiFi—hotspots and approximately 1,500 public broadband access points in over 150 countries. Through the acquisition of Axcelerant, we added a virtual broadband cable modem and DSL network that spans the United States and Canada. This network is an aggregation of the networks of more than 150 broadband providers, including virtually all of the leading cable companies, incumbent local exchange carriers (or ILECs) and competitive local exchange carriers (or CLECs) in the United States. By utilizing this network, we are able to provide comprehensive coverage in the United States for enterprises requiring broadband branch office and broadband teleworker solutions. We created the GoRemote Global Network by forming contractual relationships with approximately 500 access providers—Internet service providers, cable companies, DSL companies and telecommunication companies. These providers, which we refer to as the GoRemote Global Network members, are able to share their communications networks. Our customers, who are enterprises, value added resellers (VARs) and service provider resellers, benefit from the resulting network delivering secure mobile Internet access cost-effectively. Our member providers benefit from the GoRemote Global Network because we manage this shared network and provide settlement services. We have established common technical, service and payment standards to settle charges that our customers incur when their end users access the network facilities of GoRemote Global Network members to conduct Internet-based communications. We intend to continue developing our solutions offering to introduce new Internet-based remote communications solutions that may be adopted, deployed and managed on a global scale across the GoRemote Global Network.

We have incurred substantial losses since our inception as a result of expenses associated with building the GoRemote Global Network and related network infrastructure, developing our software products and marketing our solutions to our customers. We had an accumulated deficit of approximately $171.9 million as of January 31, 2005. We cannot assure you that we will achieve or sustain profitability. See “Factors That May Affect Future Results—We have a history of net losses and may incur future losses.”

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

We have changed our fiscal year-end from December 31 to October 31. The consolidated financial information for the first fiscal quarter of 2005 represents the financial results for the three-month period ended January 31, 2005. The 2004 financial results presented in this Form 10-Q are for the three-month period ended January 31, 2004.

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

Revenue Recognition and Related Allowances.   We derive revenues primarily from providing remote Internet access services to customers through our virtual network and by providing monthly security and support services and monthly connectivity services to broadband Internet remote access customers. Our arrangements with our customers typically have multiple deliverables. These deliverables may include software, installation services, customer premises equipment, connectivity services, and maintenance and support services.

We recognize revenues when persuasive evidence of an arrangement exists, service has been provided to the customer, the price to the customer is fixed or determinable, and collectibility is probable. Mobile remote Internet access services are generally billed on a per-minute basis for usage or at a flat rate per month per user based on negotiated rates. Usage fees are recognized in the period the services are rendered to end users, and monthly fees are recognized ratably based on the number of days that have elapsed. We have minimum commitment arrangements with some customers. These customers are not contractually entitled to use or otherwise receive benefit for unused service in subsequent periods.

Minimum commitment fees are recognized as revenue in the month it has been determined that the minimum commitments have not been achieved, assuming all other criteria for revenue recognition have been met.

Our solutions may also include installation services, the sale of customer premise equipment and managed security services related to our broadband services offerings. Depending on the service provided and the nature of the arrangement, we may charge a one-time, annual or monthly fee for these additional services or deliverables. Revenue from installation services and the sale of equipment is deferred and recognized ratably over the period of expected usage by our customers since we consider these services and products to  be an enabler of the related remote access service contracts. Our estimate of expected usage is 24 months for all periods presented. On a quarterly basis, we review this estimate of expected usage based on actual data. Revenues from managed security services are recognized in the month the service is provided. To a lesser extent, we also derive a portion of our revenues from licenses of our authentication software, related maintenance and support services, and other optional services related to our remote access solutions which are recognized ratably over the term of service. These other revenues amounted to five percent or less of total revenues over the last three years. Fees generated from maintenance contracts are recognized over the life of those contracts. The majority of the maintenance contracts cover periods of one to 12 months. Amounts billed in advance of revenue recognition are recorded to deferred revenue as collected. We recognize certain broadband connectivity revenues generated under agency arrangements on a net basis. Product returns and allowances have not been significant.

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

Cost of Revenues.   Cost of revenues represents the amounts paid to Internet service providers, cable companies, DSL companies and telecommunications companies for the use of their networks, and amounts paid to other third party providers of products or services that we include in our solutions. We have entered into minimum purchase commitments with some network service providers for access that we expect to utilize during the term of the contracts. Costs of minimum purchase contracts are recognized as network access expenses at the greater of the minimum commitment or actual usage. If we estimate that the revenues derived from the purchase commitment will be less than the purchase commitment, we recognize a loss on that purchase commitment to the extent of that difference. No such loss has been recognized to date.

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

Valuation of Goodwill.   We test goodwill for possible impairment on an annual basis in the third fiscal quarter and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition and loss of key personnel. In addition, we assess goodwill for recoverability if our market capitalization is less than the value of our net assets. The determination as to whether a write-down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of our future performance. The assumptions supporting the estimated future cash flows, including the discount rate used and estimated terminal value reflect our best estimates.

Restructuring, Workforce Reductions and Excess Facilities Accrual.   In order to bring our operating expense structure in line with our current level of revenues, we implemented a restructuring, workforce reduction and facilities consolidation plan to improve our operating performance. Restructuring and facilities consolidation costs consist of expenses associated with workforce reductions, consolidation of excess facilities and impairment of leasehold improvements and other equipment associated with abandoned facilities. At January 31, 2005, $553,000 was accrued for future facilities consolidation costs. In connection with our restructuring plans, we accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee’s position within the Company to calculate the termination benefits to be provided to affected employees. At January 31, 2005, all affected employees were terminated and there was no remaining accrual for future severance and termination benefits payments.

Business Combination

On December 1, 2003, we completed our acquisition of Axcelerant, a privately held provider of broadband Internet remote access services and managed security services. Our acquisition of Axcelerant did not result in a new reportable segment. The results of operations of Axcelerant have been included in our financial statements subsequent to the date of the acquisition.

Results of Operations
Three Months Ended January 31, 2005 Compared to Three Months Ended January 31, 2004

Overview of the First Quarter of Fiscal 2005

During the first quarter of 2005, we continued to evolve our business model from one based principally on an indirect sales model to a model under which we sell a significant portion of our services directly or through VARs to enterprise customers. During the first quarter of 2005 and 2004, 58 percent and 35 percent, respectively, of our quarterly revenues were derived from services sold to enterprise customers both directly and indirectly through our VARs. We continued our focus on acquiring and serving enterprise customers.

In the first quarter of 2005, our revenues and expenses increased slightly over the first quarter of 2004. Revenues were higher quarter over quarter primarily due to the inclusion of three months of managed broadband revenues that resulted from our December 2003 acquisition of Axcelerant whereas two months of broadband revenues are included in the first quarter of 2004. Cost of revenues was higher as a percentage of revenues principally as a result of the amortization of license fees and maintenance cost related to our client software. We expect the trend in our cost of revenues to be similar to that of prior quarters and possibly decrease as sales to enterprise customers grow and represent a higher percentage of total revenues. Our operating expenses were lower in the first quarter of 2005 than in the first quarter of 2004 principally due to the cost savings generated from our strategic restructuring in August 2004 offset by the inclusion of three months of costs incurred at our Irvine, California facility that resulted from our acquisition of Axcelerant whereas two months of Irvine location expense are included in the first quarter of 2004.  We expect our quarterly operating expenses to remain approximately the same as a percentage of revenues during fiscal year 2005.

We continue to focus on delivering innovative services for our customers to drive revenues and achieve positive earnings. In fiscal 2005 we plan to release additional new value added services, which we expect will augment the revenues we earn from our existing customers and, together with expanding the global footprint of the GoRemote Global Network, generate revenues from new enterprise customers. Several factors will impact our ability to achieve and sustain profitability, including the effectiveness of our sales and marketing efforts through both direct and VAR sales channels, the timely release of new services and the introduction of new services by existing or new competitors. For a discussion of these and other risk factors, see the section titled “Factors That May Affect Future Results.”

The results of operations for the three months ended January 31, 2005 includes three months of revenue and expenses related to the acquisition of Axcelerant, which was completed in December 2003. The results of operations for the three months ended January 31, 2004 include two months of revenue and expenses related to Axcelerant.

Revenues

Revenues for the three months ended January 31, 2005 and 2004 were as follows:

	For the three months ended January 31,
	2005	2004
	(in millions)
Revenues	$12.0	$11.9

Total revenues increased approximately $58,000 in the three months ended January 31, 2005, compared to the three months ended January 31, 2004. The net increase was principally due to the increased broadband revenues in the amount of $2.5 million during the three months ended January 31, 2005 compared to the inclusion of two months of broadband revenues in the three months ended

January 31, 2004, offset by reductions in legacy Internet access service and dial-up revenues in the amount of $2.4 million. Fiberlink Communications Corporation accounted for 12 percent of our consolidated revenues during the three months ended January 31, 2005. Fiberlink is both a customer and in certain markets a competitor of GoRemote, principally with respect to our dial-up remote access offering. Our experience during 2004 and during the first month of 2005 showed us that the decline in dial-up revenues from service providers will likely continue to occur and at a pace that may not be predictable.

We expect our revenues to increase, based on sales to new customers and sales of additional services, such as our newer broadband teleworker and branch office solutions and managed security service offering, to our existing customers. We expect these revenues to be partially offset by a decline in our dial-based Internet access services.

Costs and Expenses

Costs and expenses for the three months ended January 31, 2005 and 2004 were as follows:

	For the three months ended January 31,
	2005	2004
	(in millions)
Cost of revenues	$5.0	$4.7
Percentage of net revenues	41.9%	39.5%
Network and operations	$2.2	$1.7
Percentage of net revenues	18.0%	14.4%
Research and Development	$0.6	$0.9
Percentage of net revenues	4.9%	7.3%
Sales and Marketing	$3.1	$4.8
Percentage of net revenues	26.0%	39.9%
General and administrative	$1.6	$1.4
Percentage of net revenues	13.3%	11.4%
Amortization of intangibles	$0.2	$0.3
Percentage of net revenues	2.0%	2.2%
Amortization of stock-based compensation	$0.06	$0.06
Percentage of net revenues	0.5%	0.5%

Cost of Revenues.   Cost of revenues consists of amounts we pay to access the Internet in order to provide remote Internet access services for our customers and to offer other mobile broadband services and includes amortization of the deferred installation costs we incur to provide broadband connectivity to our customers.

Cost of revenues increased approximately $303,000 in the three months ended January 31, 2005 compared to the three months ended January 31, 2004, representing an increase of six percent. The increase was primarily due to the inclusion of three months of the cost of broadband revenues in the quarter ended January 31, 2005 compared to two months of cost in the quarter ended January 31, 2004, following our acquisition of Axcelerant of $1.1 million and approximately $184,000 of license and maintenance fees related to our MobileOffice client software, offset by decreased volumes of remote Internet access of approximately $980,000. We expect that during fiscal year 2005 the cost of revenues will increase in absolute dollars as remote Internet access revenues and broadband revenues increase, but be similar to the three months ended January 31, 2005 as a percentage of revenues.

Network and Operations.   Network and operations expenses consist of salaries and benefits, depreciation on network equipment, allocated facility and management information systems expenses, administrative expenses, costs of co-location of network equipment and leased telecommunication lines and other related costs.

Network and operations expenses increased approximately $448,000 in the three months ended January 31, 2005 compared to the three months ended January 31, 2004, representing an increase of 26 percent. The increase was due primarily to an increase in compensation and benefits-related expenses of approximately $415,000 and increased facility allocation of approximately $165,000, both of which are primarily related to the inclusion of three months of network and operations expenses incurred in our Irvine, California, facility, as opposed to two months of Irvine location expenses included in first quarter 2004 due to our acquisition of Axcelerant in December 2003. Additionally, there was a decrease of compensation and benefits of approximately $235,000 offset by an increase of approximately $83,000 of professional expenses in our Milpitas facility as a result of outsourcing of certain customer support activities. We expect network and operations expenses to remain constant as a percentage of revenues during fiscal year 2005 as we deploy and support new customers.

Research and Development.   Research and development expenses consist of salaries and benefits, allocated facility and management information systems, depreciation costs, outside consultants, facilities costs, administration and other related costs.

Research and development expenses decreased approximately $285,000 in the three months ended January 31, 2005 compared to the three months ended January 31, 2004, representing a decrease of 33 percent. The decrease was due primarily to a reduction of approximately $210,000 of compensation and benefits related to reduced California based personnel resulting from the August 2004 strategic restructuring and the relocation of our development activities to our network operations development center in India. Additionally, there was a reduction in the facility allocation expense of approximately $102,000. We expect research and development expenses to remain constant as a percentage of revenues during fiscal year 2005.

Sales and Marketing.   Sales and marketing expenses consist of salaries and benefits, allocated facility and management information systems costs, travel and entertainment costs, costs for marketing and promotional programs, outside consultants, commissions earned by sales and marketing personnel, and costs associated with domestic and international sales offices and other related costs.

Sales and marketing expenses decreased $1.6 million in the three-month period ended January 31, 2005 compared with the three-month period ended January 31, 2004, representing a decrease of 35 percent. The decrease is due primarily to a decrease in compensation and benefits of approximately $744,000 as a result of our strategic workforce reduction in late 2004. In addition, advertising and promotional programs decreased by $581,000 as we realigned our marketing program focus and our facility allocation expense decreased by $152,000 as a result of lower facility costs and reduced personnel.  We expect sales and marketing expenses to be constant as a percentage of revenues as we continue to develop our sales force and redefine our advertising and marketing strategy during 2005.

General and Administrative.   General and administrative expenses consist of general corporate and facility costs as well as salary, benefits and related costs for executive, finance, legal, administrative, human resources, investor relations and management information systems functions and provisions for uncollectible receivables.

General and administrative expenses increased approximately $234,000 in the three months ended January 31, 2005 compared to the three months ended January 31, 2004, representing an increase of 17 percent. The increase was due primarily to $141,000 of increased professional fees primarily related to fees charged by our previous independent auditors and services for Sarbanes-Oxley compliance activities, as well as a net increase in facility allocation expenses of $124,000, and an increase in travel and entertainment of approximately $71,000. Offsetting these increases was a reduction in insurance cost of approximately $92,000 primarily caused by a reduction in our directors’ and officers’ insurance policy premiums. We expect general and administrative expenses to increase in fiscal year 2005 in absolute dollars while we update back office processes and procedures company-wide to meet the requirements of the Sarbanes-Oxley Act of 2002 and related regulations, but to decrease as a percentage of revenues.

Amortization of Purchased Intangibles.   Amortization of purchased intangibles includes three months of amortization of the intangible assets acquired in connection with the acquisition of Axcelerant. The initial value assigned to Axcelerant customer relationships was $7.5 million, which was amortized on a straight-line basis over a five-year life at a rate of $125,000 per month. At September 30, 2004 an impairment charge of $2.4 million was recognized and the carrying value of the customer relationships was adjusted to $3.9 million, which will be amortized over the remaining 50 months of the original five-year life on a straight-line basis at a rate of $78,000 per month. The value assigned to internal use software was $100,000, which is amortized on a straight-line basis over a one-year life at a rate of $8,000 per month. The internal use software was fully amortized in November 2004.

Amortization of Stock-Based Compensation.   In connection with our acquisition of Axcelerant, we recorded $674,000 of additional deferred stock-based compensation, which is being amortized over the vesting period of the underlying stock options assumed during the acquisition. As a result, we recorded amortization of deferred compensation expense of $57,000 and $60,000 during the three months ended January 31, 2005 and 2004, respectively. We expect to record amortization of deferred compensation expense of approximately $80,000 in the remainder of fiscal year 2005, related to options assumed by us in connection with our acquisition of Axcelerant.

As of January 31, 2005, we had an aggregate of $131,000 of deferred compensation related to the acquisition of Axcelerant remaining to be amortized. Deferred compensation is amortized on a straight-line basis over the vesting period of the options. We expect amortization of stock-based compensation related to these options assumed by us to end in 2007.

Interest Income (Expense) and Other and Taxes

Interest income and other, net, interest expense and taxes for the three months ended January 31, 2005 and 2004 were as follows:

	For the three months ended
	January 31,
	2005	2004
	(in thousands)
Interest income and other, net	$55	$(6)
Provision for income taxes	$31	$22

Interest Income and Other, Net

Interest income and other, net, primarily represents interest income on cash balances and on short-term investments, gain on disposition of assets, sales, use and value-added tax, and interest expense.

Interest income and other, net, increased $61,000 in the three months ended January 31, 2005 compared to the three months ended January 31, 2004. This increase was primarily due to $29,000 of additional interest income based on higher interest rate yields combined with approximately $53,000 of lower sales, use and value-added taxes, offset by a $16,000 gain on sales of assets in 2004 and $9,000 of interest expense incurred in 2005.

Interest expense consists of the amortization of the discount of future facility lease payments related to the ceased use of facilities in connection with the August 2004 strategic restructuring. The discount was approximately $50,000, which is being amortized over the remaining life of the lease. During the three months ended January 31, 2005, $9,000 of interest expense was recorded.

Income Taxes

The provision for income taxes was $31,000 and $22,000 for the three months ended January 31, 2005 and 2004, respectively. The provision for income taxes consists of foreign tax provisions and state taxes.

Liquidity and Capital Resources

	For the three months ended
	January 31,
	2005	2004
	(in thousands)
Cash and cash equivalents	$3,765	$3,957
Net cash provided by (used in) operating activities	936	(1,550)
Net cash provided by (used in) investing activities	(117)	1,172
Net cash provided by financing activities	539	775

Cash and Cash Equivalents.   Our principal source of liquidity is our cash, cash equivalents and short-term investments. As of January 31, 2005, in addition to our cash and cash equivalents balance of $3.8 million, we had a short-term investment balance of approximately $15.6 million.

Operating Activities.   Net cash provided by operating activities in the three months ended January 31, 2005 of $936,000 was primarily a result of a reduction in accounts receivable balances of approximately $1.4 million and an increase in deferred revenue of approximately $867,000 primarily related to deferred installation revenues, offset by our net operating losses of $819,000 and decreased accounts payable balances of approximately $797,000 principally from reductions in restructuring accruals. While our days sales outstanding fell significantly during the three months ended January 31, 2005, we generally expect the number of days it takes for us to collect our accounts receivable to lengthen from the periods experienced historically, primarily due to the longer payment cycles generally associated with enterprise customers and the increasing percentage of our revenue base represented by such customers.

Investing Activities.   Net cash used in investing activities during the three months ended January 31, 2005 of approximately $117,000 was primarily the result of capital expenditures of approximately $162,000, offset by the liquidation of certain short-term instruments.

Financing Activities.   Net cash provided by financing activities during the three months ended January 31, 2005 of approximately $539,000 was primarily the result of sales of common stock to our employees and option holders.

Commitments.   We lease all of our facilities under operating leases that expire at various dates through 2008. We have entered into certain purchase commitments from suppliers who provide network access, software and related services that are utilized by us in order to deliver our products and services.

During 2005, we expect  to continue automating and updating our critical back office processes and procedures that are required for us to efficiently run our business, however, we believe that our capital equipment expenditures in absolute dollars will be relatively flat as compared to 2004. We expect to continue to provide customer premises equipment to customers for a fee, as part of our solution offerings.

The future minimum operating lease and purchase commitments were as follows at January 31, 2005, based on fiscal years ending October 31 (in thousands):

	Operating Leases	Purchase Commitments
2005	$921	$970
2006	786	943
2007	565	149
2008	181	—
Thereafter	—	—
	$2,453	$2,062

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated, except for indemnifications involving infringement of third party intellectual property rights. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet at January 31, 2005.

Summary of Liquidity.   We believe that our available cash, cash equivalents and short-term investments of $19.3 million at January 31, 2005 and cash expected to be generated by operations during the next 12 months will fund planned operations for at least the next 12 months. We generated $1.3 million in cash during the quarter ended January 31, 2005.

We plan to invest in expanding our managed remote access services, on a global basis, by continuing to build strategic partnering relationships. This will require us to maintain market acceptance, by growing our mobile office communications services offerings, continuing our research and development activities and funding planned operating expenses. There can be no assurance that our managed remote access services will maintain market acceptance, growth and operating margins.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued a revision of FASB Statement No. 123 (“SFAS 123 Revised”), Accounting for Stock-Based Compensation. SFAS 123 Revised establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123 Revised is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We have not completed our evaluation of the impact of adoption of SFAS 123 Revised on our consolidated financial position or results of operations. We expect to complete our evaluation during the second quarter of fiscal year 2005.

Factors That May Affect Future Results

In addition to the information elsewhere in this Quarterly Report on Form 10-Q, the following should be considered in evaluating GoRemote and our business.

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

We are aware of many companies in related markets that address particular aspects of the features and functions that our products provide. Currently, we compete directly with iPass and Fiberlink Communications Corporation in the market for Internet roaming and related settlement services, and each of iPass and Fiberlink has a network that competes with the GoRemote Global Network. In addition, iPass has greater cash resources than we do and each of iPass and Fiberlink has a larger sales force than our own dedicated to enterprise sales. Large communications service providers such as AT&T, Equant and MCI also have the ability and resources to compete with us in the Internet-based mobile office communications services market. In the mobile broadband services market, our primary competitors include Megapath, Netifice and New Edge. Many of our competitors have longer operating histories, greater name recognition or larger customer bases, which they may leverage in order to obtain more favorable volume discounts from suppliers. In addition, these competitors may be able to undertake more extensive marketing efforts, adopt more aggressive pricing policies and provide more favorable payment terms to customers than we can, which could limit our opportunities to obtain new customers or cause us to lose our existing customers.

If we are unable to increase revenues associated with broadband services, our ability to grow our business will be impaired.

Until our acquisition of Axcelerant in December 2003, we generated our remote Internet access services revenues almost exclusively from the sale of services based on dial-up access—a narrowband technology. In some countries, including the United States, the use of narrowband as a primary means of remote access is expected to decline over time as broadband access technologies, such as cable modem, DSL and Wi-Fi, become more widely adopted and used. Our experience during 2004 and during the first month of 2005 showed us that the decline in dial-up revenues from service providers will likely continue to occur and possibly at a more rapid pace that may not be predictable. Although we have recently begun to generate revenues from managed broadband access following our acquisition of Axcelerant, the future growth of our business may depend in large part upon our ability to expand the broadband elements of our virtual network and generate broadband revenues at a substantially higher level and growth rate. We may not succeed in this expansion and we may not generate substantial new revenues, which could harm our results and cause our stock price to decline.

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

Our customers are generally free to use competing products and services and prices for dial-up remote access and Wi-Fi access are declining, so we could face significant customer losses, at unpredictable times. Fiberlink Communications Corporation accounted for 12 percent of our revenues in the three-month period ended January 31, 2005. A majority of the revenue derived from this customer during this period resulted from access to our network in one country, which increases the risk that it may obtain direct access in this country in the future. This concentration of revenue from one customer, which principally purchases our dial-up remote access service, makes our business more risky. Losing this customer could result in a significant revenue shortfall for us. In addition, large customers have significant negotiating power during contract discussions or in the event of a customer dispute, which may make it more likely that the terms of the customer arrangement or settlement may be more favorable to the customer. We are in direct competition with Fiberlink, which makes it more likely that revenues from Fiberlink will decline in the future. These factors make it difficult to anticipate the level of our future revenues from existing customers. In addition, our success depends on our ability to expand and diversify the composition of our customer base. If we are unable to expand our customer base and increase our average revenues per customer, our business success will be less likely.

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

In the past, the price of our common stock has experienced large swings up and down. This volatility might occur again in the future. Volatility can arise particularly in response to quarter-to-quarter variations in the actual or anticipated financial results of our Company or our customers or competitors, and announcements that our competitors or we make regarding new product and service introductions. The market price of our common stock can also fluctuate in response to price and volume fluctuations in the stock market, particularly those that affect the market prices of technology stocks.

We have incurred significant losses to date and we may continue to incur losses in the future. If we fail to generate sufficient revenue to achieve and sustain positive cash flow or profits, our stock price will decline.

We have incurred significant losses to date and we expect to continue to incur losses for some period of time. We incurred operating losses before income taxes of approximately $788,000 for the three months ending January 31, 2005, and $40.6 million for the 10 months ending October 31, 2004. As of January 31, 2005, we had an accumulated deficit of $171.9 million.

We have experienced negative cash flows in each year since our inception in 1994, and we may continue to do so in the future. In addition, we may also incur significant new costs related to possible acquisitions, the development of new products and services, the integration of new technologies or the update of old technologies. Moreover, we might not be able to achieve operating profitability on a quarterly or annual basis. To achieve profits, we will need to maintain our relationships with existing customers, generate additional revenue growth from our existing customers and obtain new customers, while continuing to control our expenses. We expect to continue to invest in network and operations, research and development, and sales and marketing, and we expect to face pressure to adopt new pricing arrangements, including volume discounts, that may lower our gross margins. As a result, our ability to achieve and sustain profitability will depend on our ability to sustain and achieve substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to achieve profitability, our stock price could decline.

We may require additional capital for our operations, which could have a negative effect on your investment.

If our cash proves to be insufficient to fund our operations, we may need to raise additional funds at some point in the future. In the three-month period ended January 31, 2005 we generated $1.3 million of cash, leaving us with a cash, cash equivalent and short term investment balance of $19.3 million. If we raise additional funds by selling equity or convertible debt securities, our stockholders may experience additional dilution and these new securities may have powers, preferences and rights that are senior to those of the rights of our common stock. We cannot predict whether additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our business operations, promote our brand identity, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures. Any inability to do so could have a negative effect on our business, revenues, financial condition and results of operations.

If our common stock price falls below and remains under $1.00, or if we otherwise fail to comply with Nasdaq rules, our common stock could be delisted from The NASDAQ National Market, which could severely limit the trading market for our common stock.

If we fail to meet the criteria for continued listing on The NASDAQ National Market, our common stock may be delisted, which could make it more difficult for you to sell your shares. For example, if the market price for our common stock falls and remains below $1.00 per share for thirty trading days, we would be subject to delisting. On February 28, 2005, the closing price of our common stock was $1.70 per share.

The telecommunications industry continues to experience instability, which may cause consolidation among network service providers and impair our ability to provide reliable, redundant service coverage and negotiate favorable network access terms.

The telecommunications industry continues to experience dramatic technological change and increased competition that have led to significant declines in network access pricing. In addition, the revenues of network service providers have declined as a result of the general economic slowdown. Network service providers have experienced related operating difficulties in the last several years, leading to poor operating results and declarations of bankruptcy by a number of these providers. These conditions have already led to attempts at consolidation, and more service providers may consolidate or otherwise cease operations in the future, which would reduce the number of network service providers from which we are able to obtain network access. To the extent this were to occur, while we would still be able to maintain operations and provide enterprise connectivity services with a small number of network service providers, we would potentially not be able to provide sufficient alternative access points in some geographic areas, which could diminish our ability to provide broad, reliable, redundant coverage. Further, our ability to negotiate favorable access rates from network service providers could be impaired, which could increase our network access expenses and impact our operating results.

If we fail to enhance our existing products or if new services, products or features we introduce do not succeed in the marketplace, we will not be able to generate new revenues and we will have increased costs without the expected returns.

Our target markets are characterized by rapid technological advances, changes in end-user requirements, and frequent new product introductions. Our future success will depend on our ability to anticipate or adapt to such changes and to offer, on a timely and cost-effective basis, products that meet changing customer demands. For example, our growth prospects will be determined, among other things, by our ability to grow our new branch office services offering in a highly competitive market with a large number of incumbents. We may lack sufficient resources to anticipate technological and market trends, manage long development cycles or develop, introduce and market new products and enhancements. In addition, we cannot predict whether our products and services will meet with market acceptance or be profitable.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property.

Our products and services rely upon intellectual property rights. For example, we have been issued United States Patent Number 5,898,780 dated April 27, 1999 for “Method and Apparatus for Authorizing Remote Internet Access,” and have other U.S. patents pending. We cannot assure you that patents will issue from the pending applications or, if any patents are issued, that they will be sufficiently broad to protect our technology adequately. In addition, we have a number of trademarks and trademark applications and we use copyright and trade secret protection to protect our software and other original works. Because the technology and intellectual property associated with these products are evolving rapidly, current intellectual property rights may not adequately protect us. In addition, despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of technology is difficult, and we cannot assure you that the steps we have taken will prevent unauthorized use of the technology. Moreover, effective patent, trademark, copyright and trade secret protection may not be available in some countries in which we provide, or may anticipate providing, our products. Furthermore, our competitors may independently develop similar technologies that limit the value of our intellectual property. If competitors are able to use our technology, our competitive edge would be reduced or eliminated.

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

Our success depends in large part upon our ability to identify, attract and retain qualified sales individuals. Competition for these individuals is often intense, and we may not be able to hire the type and number of sales personnel we need. Our new Senior Vice President of Worldwide Sales has only been in this position since November 1, 2004, and has not had sufficient opportunity to fully evaluate whether his sales team has the resources and skills required to achieve our revenue growth objectives. His appointment could lead to the departure of other key sales personnel and the need to recruit additional qualified personnel in the coming months. Once qualified salespersons are hired, they require extensive training in our multiple services solution offering. This training typically covers several weeks of formal in-class and on-the-job instruction. As of February 28, 2005, we had 35 sales personnel. If we are unable to retain our current sales employees and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our services, which may prevent us from generating revenue and may negatively impact our ability to maintain customer relationships.

The uncertain economic environment in general could adversely affect our revenue, gross margins and expenses.

Our revenues depend in part on the overall demand for information technology products and services, particularly in the product and service segments in which we compete. Softening demand for our products and services caused by the ongoing economic downturn has resulted in decreased revenue growth rates, and may in the future result in decreased revenue, earnings or growth rates and problems with our ability to realize customer receivables. Global economic and market conditions continue to be challenging. As a result, companies are delaying or reducing expenditures, including those for information technology. In addition, if our customers experience financial difficulties, we could suffer losses associated with the outstanding portion of accounts receivable. The global economic downturn contributed to reported declines in our revenue growth during fiscal year 2004. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price.

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

We will be subject to local regulations or laws applicable to access to or commerce on the Internet, in addition to regulations applicable to businesses generally. However, the Federal Communications Commission has initiated several proceedings that may change the regulatory and legal framework for the provision of broadband and Internet services and current and future Federal Communications Commission rules and regulations, as well as judicial interpretations of these rules and regulations, which could negatively affect our business. In addition, international regulatory standards will govern our products and services in foreign markets and could impair our ability to develop products and services for international service providers in the future. We may not be able to obtain or maintain all of the regulatory approvals that may be required to operate our business. The inability to obtain these approvals, as well as any delays caused by our compliance and our customers’ compliance with regulatory requirements or resulting from uncertainty associated with future regulatory decisions, could result in postponements or cancellations of product orders, which would significantly reduce our revenue.

Recently enacted and proposed regulatory changes may cause us to incur increased costs.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. In particular, we expect to incur additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent auditors to attest to, our internal controls. The Sarbanes-Oxley Act mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers, chief financial officers and directors for securities law violations. In addition, The NASDAQ National Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.

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

Effective internal controls are necessary for us to provide reliable financial reports and to detect and prevent fraud. We are currently performing the system and process evaluation required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. This evaluation may conclude that enhancements, modifications or changes to our internal controls are necessary. Completing this evaluation, performing testing and implementing any required remedial changes will require significant expenditures in the short term and on a regular basis in the future. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, during our 2003 audit, our independent registered public accountant brought to our attention a need to improve the closing process used at our Irvine, California location by formally documenting our policy relating to recognition of revenues derived from agency arrangements as well as reseller arrangements, ensuring proper recognition of broadband service installation revenues, training employees performing key finance and accounting functions and documenting certain judgmental accounting matters. Although these items were subsequently addressed, the auditor initially identified these items, collectively, as a “reportable condition,” which means that they were matters that in the auditor’s judgment could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. During late 2004, we determined that the internal documentation of our revenue recognition policy was not consistent with our actual practice, which we believe has been and is consistent with accounting principles generally accepted in the United States (“GAAP”). We subsequently revised this documentation to be consistent with our practice. During our 2004 audit, our independent registered public accountant noted deficiencies which they considered to be significant in the aggregate, although they noted no matters involving our internal control structure and our operations that they considered to be a material weakness that had a material impact on the true and fair view of our consolidated financial statements. Going forward, the completion of our evaluation of internal controls, implemention of any changes that are necessary, and maintenance of an effective system of internal controls will be expensive and require considerable management attention. However, if we fail to maintain an effective system of internal controls or prevent fraud, we could be subject to costly litigation, we may be unable to comply with Section 404 of Sarbanes-Oxley, we may be delisted from trading, investors could lose confidence in our reported financial information and our brand and operating results could be harmed, which could have a negative effect on the trading price of our common stock.

The current regulatory environment affecting accounting principles generally accepted in the United States is uncertain and volatile, and significant changes in current principles could affect our financial statements going forward.

Recent actions and public comments from the Securities and Exchange Commission have focused on the integrity of financial reporting generally. In addition, the Financial Accounting Standards Board (“FASB”) and other regulatory accounting agencies have recently introduced new accounting standards, such as accounting for stock options, and continue to develop new proposed standards, some of which would represent a significant change from current industry practices. While we believe that our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, we cannot predict the impact of the adoption of any such proposals on our financial statements going forward. For example, we currently are not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. However, several companies have elected to change their accounting policies and begun to record the fair value of stock options as an expense. In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (SFAS) No. 123 (“SFAS 123 Revised”), Accounting for Stock-Based Compensation, which is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We have not completed our evaluation of the impact of adoption of SFAS 123 Revised on our consolidated financial position or results of operations. We expect to complete our evaluation during the second quarter of fiscal year 2005.

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

Interest Rate Risk.   Our exposure to interest rate risk relates primarily to our investment portfolio. Interest rate risk occurs when we cannot hold a purchased investment to its maturity. The weighted-average maturity of our investment portfolio, when taking into account the reset feature of floating rate municipal bonds, is limited to 90 days. We intend to have our securities available for sale. We do not expect to recognize an adverse impact on income or cash flows, although there can be no assurance of this result. We have established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. We place investments with high credit quality issuers according to our investment policy. We do not use derivative financial instruments in our investment portfolio. All investments are carried at fair market value at January 31, 2005 and are considered available for sale. Due to the short-term nature of our investments, we believe that there is no material exposure to interest fluctuation. Therefore, no accompanying table has been provided.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined as a company’s controls and other procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our

Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls.   During the period covered by this report, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. However, we have in the past and intend in the future to continue to refine our internal controls on an ongoing basis.

Limitations on Effectiveness of Controls and Procedures.   Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, the control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The settlement was presented to the Court for approval in June 2004. The Court preliminarily approved most of the settlement in February 2005, but requested a few minor modifications be made to its terms. The parties are currently negotiating these modifications and intend to present the revised settlement agreement to the Court shortly. While the Court is expected to finally approve or disapprove the settlement in the coming months, there can be no guarantee that the settlement will be judicially approved.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.                OTHER INFORMATION

Not applicable.

ITEM 6.                EXHIBITS

(a)   Exhibits

Exhibit		Incorporated by Reference				Filed or Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
31.01	Rule 13a-14(a)/15d-14a certification of Registrant’s Chief Executive Officer, dated March 14, 2005.					X
31.02	Rule 13a-14(a)/15d-14a certification of Registrant’s Chief Financial Officer, dated March 14, 2005.					X
32.01*	Section 1350 certification of Registrant’s Chief Executive Officer, dated March 14, 2005.					X*
32.02*	Section 1350 certification of Registrant’s Chief Financial Officer, dated March 14, 2005.					X*

*                    These certifications accompany GoRemote’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2005. These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of GoRemote under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2005.

GoRemote Internet Communications, Inc.
/s/ DANIEL W. FAIRFAX
Daniel W. Fairfax
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)