Form 10-Q
period 2005-04-30
GoRemote Internet Communications, Inc.
filed 2005-06-09
CIK 1059155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2005

or

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

The number of shares of the registrant’s common stock outstanding as of May 31, 2005 was 41,630,983 shares.

GoRemote Internet Communications, Inc.
INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GoRemote Internet Communications, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	April 30, 2005	October 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,346	$2,407
Short-term investments	15,418	15,614
Accounts receivable, net of allowances of $214 and $211 at April 30, 2005 and October 31, 2004, respectively	5,881	7,243
Inventory	104	119
Deferred installation costs	2,260	1,425
Prepaid expenses and other current assets	914	725
Total current assets	28,923	27,533
Property and equipment, net	1,709	1,694
Goodwill	21,612	21,612
Intangible assets, net	3,394	3,876
Deferred installation costs, less current portion	935	740
Other assets	365	442
Total assets	$56,938	$55,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,025	$6,571
Restructuring accrual	172	434
Accrued compensation and benefits	1,306	1,061
Current portion of deferred revenue	4,578	2,741
Other current liabilities	1,536	1,407
Total current liabilities	13,617	12,214
Deferred revenue, less current portion	1,393	1,305
Restructuring accrual, less current portion	327	416
Total liabilities	15,337	13,935
Stockholders’ equity:
Series A redeemable convertible preferred stock, $0.001 par value: 12,801 shares authorized at April 30, 2005 and October 31, 2004: no shares issued and outstanding	—	—
Preferred stock, 5,000 shares authorized at April 30, 2005 and October 31, 2004: no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized at April 30, 2005 and October 31, 2004: 41,629 and 41,159 shares issued and outstanding at April 30, 2005 and October 31, 2004, respectively	42	41
Additional paid-in capital	213,768	213,244
Deferred stock-based compensation	(76)	(201)
Accumulated deficit	(172,133)	(171,122)
Total stockholders’ equity	41,601	41,962
Total liabilities and stockholders’ equity	$56,938	$55,897

The accompanying notes are an integral part of these condensed consolidated financial statements

GoRemote Internet Communications, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Revenues	$12,030	$12,882	$24,006	$24,800
Costs and expenses:
Cost of revenues	4,614	5,310	9,626	10,019
Network and operations	2,290	2,316	4,449	4,027
Research and development	515	1,193	1,098	2,061
Sales and marketing	3,058	4,734	6,167	9,492
General and administrative	1,484	1,648	3,079	3,009
Amortization of intangible assets	238	400	482	666
Amortization of stock-based compensation(1)	27	89	84	149
Restructuring charge	—	60
Total costs and expenses	12,226	15,690	25,045	29,423
Operating loss	(196)	(2,808)	(1,039)	(4,623)
Interest income and other, net	23	57	78	51
Loss before income taxes	(173)	(2,751)	(961)	(4,572)
Provision for income taxes	19	34	50	56
Net loss	$(192)	$(2,785)	$(1,011)	$(4,628)
Basic and diluted net loss per share	$(0.00)	$(0.07)	$(0.02)	$(0.12)
Shares used to compute basic and diluted net loss per share	41,609	40,285	41,465	37,380

(1)          Amortization of stock-based compensation consists of:

Network and operations	$14	$26	$35	$43
Research and development	2	19	6	32
Sales and marketing	8	36	34	61
General and administrative	3	8	9	13
Total amortization of stock-based compensation	$27	$89	$84	$149

The accompanying notes are an integral part of these condensed consolidated financial statements

GoRemote Internet Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended April 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,011)	$(4,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	593	751
Amortization of stock-based compensation	84	149
Amortization of intangibles	482	666
Provision for accounts receivable allowances	22	—
Non-cash portion of restructuring charge (benefit)	(21)	—
Net changes in assets and liabilities:
Accounts receivable	1,340	(464)
Inventories	15	(38)
Prepaid expenses and other current assets	(1,024)	81
Other assets	(118)	(553)
Accounts payable	(876)	112
Accrued compensation and benefits	245	(518)
Deferred revenue	1,925	1,639
Other current liabilities	129	(190)
Net cash provided by (used in) operating activities	1,785	(2,993)
Cash flows from investing activities:
Available-for-sale investments:
Purchases	(3,798)	(3,194)
Sales and maturities	3,994	5,598
Cash provided by business combination, net	—	1,412
Capital expenditures	(608)	(653)
Net cash provided by (used in) investing activities	(412)	3,163
Cash flows from financing activities:
Proceeds from sales of common stock, net	566	1,201
Net cash provided by financing activities	566	1,201
Net increase in cash and cash equivalents	1,939	1,371
Cash and cash equivalents at beginning of the period	2,407	3,560
Cash and cash equivalents at end of the period	$4,346	$4,931
Supplemental disclosures of cash flow information:
Income taxes paid	$132	$36
Supplemental disclosures of noncash financing activities:
Conversion of Series A redeemable convertible preferred stock into common stock	$—	$1,326

The accompanying notes are an integral part of these condensed consolidated financial statements

GoRemote Internet Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.   Basis of Presentation

The financial information at April 30, 2005 and for the three and six months ended April 30, 2005 and 2004 is unaudited, but includes all adjustments that GoRemote Internet Communications, Inc. (the “Company”) considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information set forth herein does not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The results for the three and six months ended April 30, 2005 are not necessarily indicative of the results that may be expected for future periods.

The balance sheet at October 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The following information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KT for the ten months ended October 31, 2004.

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

Use of Estimates.   The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s broadband service providers do not deliver actual accounting information to the Company on a timely basis at month-end. Due to this delay, which is outside the Company’s control, the Company estimates its revenue and cost of sales related to broadband services on a monthly basis, and adjusts them to actual in the subsequent month after receiving information from its service providers. Historically, these adjustments have been immaterial. In addition, the Company made estimates as to its accounts receivable allowance and reserves, the recoverability of a prepaid asset, potential liability derived from certain tax obligations and restructuring expenses. Actual results could differ from those estimates.

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

Short-term Investments.   The Company’s policy is to invest in various short-term instruments with investment grade credit ratings and ready markets. All of the Company’s investments are classified as available-for-sale, and the Company views its available-for-sale portfolio as available for use in its current operations. Even though some of our investments have maturities greater than one year they are considered short-term because they have interest features that are similar to short-term investments and therefore they are classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).

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

Goodwill.   Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable assets acquired and liabilities assumed. The Company does not amortize goodwill, but tests for impairment of goodwill on an annual basis in the third fiscal quarter and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. During fiscal year 2005, the third quarter will end July 31, 2005 and will be the date we test again for impairment.

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

The Company’s solutions sometimes include installation services, the sale of customer premise equipment and managed security services related to its broadband services offerings. Depending on the service provided and the nature of the arrangement, the Company may charge a one-time, annual or monthly fee for these additional services or deliverables. Revenue from installation services and the sale of equipment is deferred and recognized ratably over the period of expected usage by its customers since the Company considers these services and products to be an enabler of the related managed remote access service contracts. The Company’s estimate of expected usage is 24 months for all periods presented. On a quarterly basis, the Company reviews this estimate of expected usage based on actual data. Revenues from managed security services are recognized in the month the service is provided. To a lesser extent, the Company also derives a portion of its revenues from licenses of its authentication software, related maintenance and support services, and other optional services related to its remote access solutions all of which are recognized ratably over the term of service. These other revenues amounted to five percent or less of total revenues over the last three years. Fees generated from maintenance contracts are recognized over the life of those contracts. The majority of the maintenance contracts cover periods of one to twelve months. Amounts billed in advance of revenue recognition are recorded to deferred revenue as collected. The Company recognizes certain broadband connectivity revenues generated under agency arrangements on a net basis. Product returns and allowances have not been significant.

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

The Company records estimated allowances against revenues for returns, disputes and cancellations in the same period the revenues are recorded. These estimates are based upon historical analysis of the Company’s service level agreements, credit memo data and other known factors for pricing and transaction volume disputes that arise in the normal course of business. To date, allowances pertaining to the Company’s current business have not been significant. If the historical data the Company uses to calculate these estimates does not accurately reflect amounts associated with future disputes, its actual revenues could be higher or lower than what the Company has recognized.

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

The fair value of stock options granted during the three and six months ended April 30, 2005 and 2004, respectively, were estimated at the date of grant assuming no expected dividends and the following weighted average assumptions.

Stock Options

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Expected life (years)	2.32	2.93	2.55	2.80
Expected stock price volatility	256%	384%	256%	384%
Risk-free interest rate	3.17%	1.17%	2.69%	1.11%

Stock Purchase

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Expected life (years)	0.49	0.50	0.50	0.50
Expected stock price volatility	193%	544%	229%	436%
Risk-free interest rate	2.90%	0.98%	2.98%	1.11%

For purposes of pro forma disclosure only, the estimated fair value of stock-based awards is amortized against pro forma net income over the stock-based awards’ vesting period for options and over the offering period for stock purchases under the Company’s 1999 Employee Stock Purchase Plan.

The Company’s pro forma information is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net loss attributable to common stockholders as reported	$(192)	$(2,785)	$(1,011)	$(4,628)
Add: Amortization of stock compensation measured under APB 25	27	89	84	149
Less: Stock-based compensation expense measured under SFAS 123	(889)	(1,368)	(1,720)	(3,121)
Pro forma net loss	$(1,054)	$(4,064)	$(2,647)	$(7,600)
Basic and diluted net loss per share	$(0.00)	$(0.07)	$(0.02)	$(0.12)
Pro forma basic and diluted net loss per share	$(0.03)	(0.10)	$(0.06)	$(0.20)

Calculated under SFAS No. 123, the weighted-average fair value of the employee stock options granted during the three months ended April 30, 2005 and 2004 was $1.50 and $3.70 per share, respectively, and during the six months ended April 30, 2005 and 2004, was $1.52 and $5.08, respectively. The weighted-average estimated fair value of shares purchased under the Purchase Plan during the three months ended April 30, 2005 and 2004 was $1.08 and $5.82 per share, respectively, and during the six months ended April 30, 2005 and 2004, was $1.05 and $5.52, respectively.

In December 2004, the FASB issued a revision of SFAS No. 123R (“SFAS 123 Revised”). The Company will adopt the provisions of SFAS 123 Revised effective as of the beginning of its next fiscal year, which will commence on November 1, 2005. The Company has not completed its evaluation of the impact of adoption of SFAS 123 Revised on the Company’s consolidated financial position or results of operations. The Company expects to complete its evaluation during the fourth quarter of fiscal year 2005.

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

Net Loss Per Share.   Net loss per common share and diluted net loss per share are presented in conformity with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”) for all years presented. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Weighted-average options outstanding to purchase approximately 8.5 million and 7.7 million shares of common stock for the three months ended April 30, 2005 and 2004, respectively, and approximately 8.7 and 7.4 million shares of common stock for the six months ended April 30, 2005 and 2004, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. The increase in weighted-average options outstanding in the three and six months ended April 30, 2005, respectively, compared to the same periods in 2004, respectively, was primarily due to grants of new options to the Company’s employees. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

3.   Change in Fiscal Year End

In October 2004, the Company changed its fiscal year end from December 31 to October 31. The consolidated financial information for 2005 presented in this Form 10-Q is for the three and six month periods ended April 30, 2005. The 2004 financial results presented in this Form 10-Q are for the three and six month periods ended April 30, 2004.

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

Deferred Stock Compensation.   The intrinsic value of unvested stock options assumed in the Axcelerant acquisition in an amount of approximately $674,000 has been allocated to deferred stock compensation and is being amortized to expense on a straight-line basis over the vesting period. The Company assumed options from Axcelerant to purchase a total of approximately 597,000 shares of the Company’s common stock, of which approximately 462,000 were fully vested. Options assumed in connection with the acquisition had exercise prices between $0.02 and $5.05 per share, with a weighted average exercise price of $1.32 per share and a weighted average remaining vesting period of approximately 2.5 years as of the acquisition date. As of April 30, 2005, the Company had an aggregate of $76,000 of deferred compensation related to the acquisition of Axcelerant remaining to be amortized.

5.   Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment comprised the following (in thousands):

	April 30,	October 31,
	2005	2004
Computer hardware	$6,569	$6,319
Software	4,829	4,495
Office furniture and equipment	1,531	1,506
Leasehold improvements	422	422
	13,351	12,742
Less accumulated depreciation and amortization	(11,642)	(11,048)
Total	$1,709	$1,694

Purchased Intangible Assets

Purchased intangible assets are carried at cost less accumulated amortization. Amortization of purchased intangible assets is computed using the straight-line method over their expected useful lives of five years for customer relationships and Website URLs and one year for internal use software.

Purchased intangible assets consisted of the following (in thousands):

April 30,
2005
Customer relationships	$5,150
Internal use software	100
Website URL	50
5,300
Less accumulated amortization	(1,906)
Total	$3,394

The aggregate estimated remaining amortization expense from May 1, 2005 through October 31, 2009, based on fiscal years ending October 31, is as follows (in thousands):

Amortization
2005	473
2006	946
2007	946
2008	946
2009	83
$3,394

Other Intangible Assets

The Company entered into an agreement with a wireless service provider during 2001 for the exchange of services, which resulted in a prepayment for future wireless services and the obligation by the Company to provide future Internet roaming services. As of April 30, 2005, $46,000 of the asset remained to be utilized, an amount that the Company believes will be utilized over the period of the agreement.

6.   Commitments and Contingencies

Commitments.   The Company leases all of its facilities under operating leases that expire at various dates through 2008. It has entered into certain purchase commitments from suppliers who provide network access, software and related services that are utilized by us in order to deliver its products and services.

During 2005, the Company expects  to continue automating and updating back office processes and procedures that are required for it to efficiently run its business, however, the Company believes that its capital equipment expenditures in absolute dollars will be relatively flat as compared to 2004. The Company expects to continue to provide customer premises equipment to customers for a fee, as part of its solution offerings.

The future minimum operating lease and purchase commitments were as follows at April 30, 2005, based on fiscal years ending October 31 (in thousands):

	Operating Leases	Purchase Commitments
2005	$766	$737
2006	1,389	1,073
2007	817	149
2008	181	—
Thereafter	—	—
	$3,153	$1,959

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

The provision and associated charges against the provision for the August 2004 restructuring through April 30, 2005 are as follows:

	Employee Severance Costs	Lease Facilities and Other Obligations	Retirement of Fixed Assets	Valuation of Modified Stock Options	Total
	(in thousands)
Provision recorded in the quarter ended September 30, 2004	$1,492	$650	$273	$53	$2,468
Non-cash charges	—	15	(273)	(53)	(311)
Cash payments	(1,268)	(39)	—	—	(1,307)
Accruals at October 31, 2004	224	626	—	—	850
Provision recorded in the quarter ended January 31, 2005	69	(9)	—	—	60
Non-cash charges (recoveries)	—	(16)	—	—	(16)
Cash payments	(293)	(48)	—	—	(341)
Accruals at January 31, 2005	—	553	—	—	553
Non-cash charges (recoveries)	—	—	—	—	—
Cash payments	—	(54)	—	—	(54)
Accruals at April 30, 2005	$—	$499	$—	$—	$499

8.   Segment Information

The Company operates in one segment, providing secure managed broadband and remote access  services to corporate enterprises with mobile and remote workforces and to the Company’s service provider resellers and value-added resellers.

The following is a summary of revenue by geographical area for the periods presented:

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenue by external customers:
United States, Canada and Latin America	$9,593	$8,638	$18,776	$16,070
Japan/Korea	824	2,162	1,955	4,865
Asia Pacific	708	938	1,440	1,719
Europe, Middle East and Africa	905	1,144	1,835	2,146
	$12,030	$12,882	$24,006	$24,800

The following is a summary of long-lived assets by geographical area for the periods presented:

	April 30, 2005	October 31, 2004
	(in thousands)
Long-lived assets:
United States	$26,659	$27,169
Rest of World	102	67
	$26,761	$27,236

Revenue by external customer is based on the customer’s billing locations. Long-lived assets are those assets used in each geographic location. For the six months ended April 30, 2005, Fiberlink Communications Corporation accounted for approximately eleven percent of the Company’s total consolidated revenues, however, for the three months then ended, no customer accounted for 10 percent or more of these revenues.

9.   Stockholders’ Equity

Series A Convertible Preferred Stock.   During the three months ended April 30, 2004, 1.0 million shares of Series A Preferred Stock were converted into common stock. No shares of Series A Preferred Stock were outstanding as of April 30, 2005 and 2004.

Series A Preferred Stock Warrants.   No Series A Preferred Stock warrants were exercised during the three and six months ended April 30, 2005 and 2004, respectively. Warrants to purchase 1.5 million shares of Series A Preferred Stock were outstanding at April 30, 2005.

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

In October 2004, we changed our fiscal year-end from December 31 to October 31. As a result, references in this Form 10-Q to the second quarter of 2005 are references to the three-month period ended April 30, 2005 and references to the second quarter of 2004 are references to the three-month period ended April 30, 2004. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us”, “the Company” and “GoRemote” refer to GoRemote Internet Communications, Inc. and its subsidiaries as a whole.

Overview

We provide managed remote Internet access services to customers through our virtual network and provide monthly security and support services and monthly connectivity services to broadband Internet remote access customers. Our services enable enterprises to securely, reliably, and cost-effectively extend their corporate networks and applications to mobile and remote workers outside the corporate firewall. These workers include mobile professionals such as sales professionals, project managers and engineers; teleworkers, including call center agents; telecommuters; and employees in branch offices and retail settings. We provide comprehensive and integrated managed broadband and global remote access services that include: intelligent client software; multiple network access types, including broadband, Wi-Fi, dial-up and general packet radio service (or GPRS); security capabilities that ensure security policy compliance by remote workers; a real-time remote access management console; end-to-end managed and value-added services including managed security services; and design, deployment, monitoring, and technical support. Our products and services enable enterprises to reduce the cost, complexity and risk of remote office networking, while maximizing the productivity of mobile and remote workers.

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

The majority of our revenue comes from providing managed remote Internet access services to customers through our virtual network and by providing monthly security and support services and monthly connectivity services to broadband Internet remote access customers. We provide services over a heterogeneous virtual network known as the GoRemote Global Network. As of April 30, 2005, the GoRemote Global Network included approximately 28,000 Internet access—dial-up locations, over 21,000 public wireless fidelity—or WiFi—hotspots and approximately 1,700 public broadband access points in over 150 countries. Through the acquisition of Axcelerant, we added a virtual broadband cable modem and DSL network that spans the United States and Canada. This network is an aggregation of the networks of more than 150 broadband providers, including virtually all of the leading cable companies, incumbent local exchange carriers (or ILECs) and competitive local exchange carriers (or CLECs) in the United States. By utilizing this network, we are able to provide comprehensive coverage in the United States for enterprises requiring broadband branch office and broadband teleworker solutions. We created the GoRemote Global

Network by forming contractual relationships with approximately 500 access providers—Internet service providers, cable companies, DSL companies and telecommunication companies. These providers, which we refer to as the GoRemote Global Network members, are able to share their communications networks. Our customers, who are enterprises, value added resellers (VARs) and service provider resellers, benefit from the resulting network delivering secure mobile Internet access cost-effectively. Our member providers benefit from the GoRemote Global Network because we manage this shared network and provide settlement services. We have established common technical, service and payment standards to settle charges that our customers incur when their end users access the network facilities of GoRemote Global Network members to conduct Internet-based communications. We intend to continue developing our solutions offering to introduce new managed Internet-based remote communications services that may be adopted, deployed and managed on a global scale across the GoRemote Global Network.

We have incurred substantial losses since our inception as a result of expenses associated with building the GoRemote Global Network and related network infrastructure, developing our software products and marketing our solutions to our customers. We had an accumulated deficit of approximately $172.1 million as of April 30, 2005. We cannot assure you that we will achieve or sustain profitability. See “Factors That May Affect Future Results—We have a history of net losses and may incur future losses.”

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

We have changed our fiscal year-end from December 31 to October 31. The consolidated financial information for 2005 presented in this Form 10-Q are for the three and six month periods ended April 30, 2005. The 2004 financial results presented in this Form 10-Q are for the three and six month periods ended April 30, 2004.

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

Revenue Recognition and Related Allowances.   We derive revenues primarily from providing managed remote Internet access services to customers through our virtual network and by providing monthly security and support services and monthly connectivity services to broadband Internet remote access customers. Our arrangements with our customers typically have multiple deliverables. These deliverables may include software, installation services, customer premises equipment, connectivity services, and maintenance and support services.

We recognize revenues when persuasive evidence of an arrangement exists, service has been provided to the customer, the price to the customer is fixed or determinable, and collectibility is probable. Mobile remote Internet access services are generally billed on a per-minute basis for usage or at a flat rate per month per user based on negotiated fees. Usage revenues are recognized in the period the services are rendered to end users, and monthly fees are recognized ratably based on the number of days that have elapsed. We have minimum commitment arrangements with some customers. These customers are not contractually entitled to use or otherwise receive benefit for unused service in subsequent periods. Minimum commitment fees are recognized as revenue in the month it has been determined that the minimum commitments have not been achieved, assuming all other criteria for revenue recognition have been met.

Our solutions may also include installation services, the sale of customer premise equipment and managed security services related to our broadband services offerings. Depending on the service provided and the nature of the arrangement, we may charge a one-time, annual or monthly fee for these additional services or deliverables. Revenue from installation services and the sale of equipment is deferred and recognized ratably over the period of expected usage by our customers since we consider these services and products to be an enabler of the related remote access service contracts. Our estimate of expected usage is 24 months for all periods presented. On a quarterly basis, we review this estimate of expected usage based on actual data. Revenues from managed security services are recognized in the month the service is provided. To a lesser extent, we also derive a portion of our revenues from licenses of our authentication software, related maintenance and support services, and other optional services related to our managed remote access solutions, all of which revenues are recognized ratably over the term of service. These other revenues amounted to five percent or less of total revenues over the last three years. Fees generated from maintenance contracts are recognized over the life of those contracts. The majority of the maintenance contracts cover periods of one to twelve months. Amounts billed in advance of revenue recognition are recorded to deferred revenue as collected. We recognize certain broadband connectivity revenues generated under agency arrangements on a net basis. Product returns and allowances have not been significant.

We provide services over a heterogeneous virtual network, which was created by forming contractual relationships with approximately 500 access providers, including Internet service providers, cable companies, DSL companies and telecommunications companies. These companies may provide us their services under either a reseller or an agency arrangement. In applying our revenue recognition policy we must make judgments and estimates with regard to the specific facts and circumstances surrounding each provider relationship to determine which portion of our revenues we provide under a reseller arrangement, where we would record gross revenues and cost of revenues, and which portion of our revenues we provide as an agent, where we would record revenues and cost of revenues combined on a net basis. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes, any of which could cause a material impact on the revenues that we have reported. The Company’s broadband service providers do not deliver actual accounting information to the Company on a timely basis at month-end. Due to this delay, which is outside the Company’s control, the Company estimates its revenue and cost of sales related to broadband services on a monthly basis, and adjusts them to actual in the subsequent month after receiving information from its service providers. Historically, these adjustments have been immaterial. In addition, the Company made estimates as to its accounts receivable allowance and reserves, the recoverability of a prepaid asset, potential liability derived from certain tax obligations and restructuring expenses. Actual results could differ from those estimates. We record estimated allowances against revenues for returns and cancellations in the same period the revenues are recorded. These estimates are based upon historical analysis of our service level agreements, credit memo data and other known factors for pricing and transaction volume disputes that arise in the normal course of business. To date, allowances pertaining to our current business have not been significant. If the historical data we use to calculate these estimates does not accurately reflect amounts associated with future disputes, our actual revenues could be higher or lower than what we have recognized.

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

Valuation of Long-Lived Assets including Intangible Assets.   We evaluate the carrying amount of our long-lived assets, including purchased intangible assets, whenever events or circumstances indicate the amount of the assets may not be recoverable. Determination of impairment of property and equipment, goodwill and intangible assets is highly subjective and requires significant judgment at many points during the analysis. This analysis is based on our estimate of future cash flows that the assets are expected to generate and their eventual disposition. If we determine that any of these assets have been impaired, the impairment charge will be charged to earnings in the period such determination is made. We have determined that our service offerings have similar economic characteristics and as a result we treat our single operating segment as our sole reporting unit in testing for the impairment of long-lived assets including intangible assets.

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

Restructuring, Workforce Reductions and Excess Facilities Accrual.   In order to bring our operating expense structure in line with our current level of revenues, in August 2004 we implemented a restructuring, workforce reduction and facilities consolidation plan to improve our operating performance. Restructuring and facilities consolidation costs consist of expenses associated with workforce reductions, consolidation of excess facilities and impairment of leasehold improvements and other equipment associated with abandoned facilities. At April 30, 2005, $499,000 was accrued for future facilities consolidation costs. In connection with our restructuring plans, we accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee’s position within the Company to calculate the termination benefits to be provided to affected employees. At April 30, 2005, all affected employees were terminated and there was no remaining accrual for future severance and termination benefits payments.

Business Combination

On December 1, 2003, we completed our acquisition of Axcelerant, a privately held provider of broadband Internet remote access services and managed security services. Our acquisition of Axcelerant did not result in a new reportable segment. The results of operations of Axcelerant have been included in our financial statements subsequent to the date of the acquisition.

Results of Operations
Three and Six Month Periods Ended April 30, 2005 Compared to Three and Six Month Periods Ended April 30, 2004

Overview of the Second Quarter of Fiscal 2005

During the second quarter of 2005, we continued to evolve our business model from one based principally on a reseller sales model to a model under which we sell a significant portion of our services directly and through third parties to enterprise customers. During the second quarter of 2005 and 2004, 62 percent and 44 percent, respectively, of our quarterly revenues was derived from services sold to enterprise customers both directly and indirectly through third parties.

In the second quarter of 2005, our revenues and expenses each decreased compared to the second quarter of 2004. Revenues were lower quarter over quarter primarily due to a reduction in dial-up based Internet access revenues that was partially offset by an increase in managed broadband revenues. Cost of revenues was slightly lower as a percentage of revenues principally due to the reversal of loss contingencies established for carrier costs no longer required. We expect the trend in our cost of revenues to be similar to that of prior quarters and possibly increase as sales to enterprise customers through partners grow and represent a higher percentage of total revenues. Our operating expenses were lower in the second quarter of 2005 than in the second quarter of 2004 principally due to the cost savings generated from our strategic restructuring in August 2004. We expect our quarterly operating expenses to remain approximately the same as a percentage of revenues during fiscal year 2005.

In the six months ended April 30, 2005, our revenues decreased from the six months ended April 30, 2004 while our expenses in the six month period of 2005 were lower than the six month period of 2004. Revenues were lower primarily due to a reduction in dial-up based Internet access revenues that was partially offset by an increase in managed broadband. Cost of revenues, which were slightly lower as a percentage of revenues, were flat period to period. Our operating expenses were lower in the six month period of 2005 than in the six month period of 2004 principally due to the cost savings generated from our strategic restructuring in August 2004, which was partially offset by the inclusion of six months of costs incurred at of our Irvine, California facility that resulted from our acquisition of Axcelerant whereas five months of Irvine location expense are included in the six month period of 2004.

We continue to focus on delivering innovative services for our customers to drive revenues and achieve positive earnings. During the balance of fiscal 2005 and during fiscal 2006 we plan to release additional new value added services, which we expect over time will augment the revenues we earn from our existing customers and, together with expanding the global footprint of the GoRemote Global Network, generate revenues from new enterprise customers. Several factors will impact our ability to achieve and sustain profitability, including the effectiveness of our sales and marketing efforts through both direct and third party sales channels, the timely release of new services and the introduction of new services by existing or new competitors. For a discussion of these and other risk factors, see the section titled “Factors That May Affect Future Results.”

The results of operations for the six months ended April 30, 2005 include six months of revenues and expenses related to the acquisition of Axcelerant that was completed in December 2003. The results of operations for the six months ended April 30, 2004 include five months of revenues and expenses related to the prior Axcelerant operations.

Revenues

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Revenues	$12.0	$12.9	$24.0	$24.8

Total revenues decreased approximately $852,000 in the three months ended April 30, 2005, compared to the three months ended April 30, 2004. The net decrease during the three months ended April 30, 2005 was principally due to reductions in dial-up based Internet access service in the amount of $3.0 million that were partially offset by an earned annual minimum commitment fee of approximately $385,000 and by increased broadband revenues in the amount of $1.8 million. Our experience leads us to believe that the decline in dial-up revenues from service providers will likely continue. We believe that future declines in dial-up access revenue that may occur over the next twelve months will be more predictable and of a lower magnitude than previously due to our expectation that no single dial-up access customer will represent ten percent or more of our revenue in any fiscal quarter.Total revenues decreased approximately $794,000 in the six months ended April 30, 2005, compared to the six months ended April 30, 2004. The net decrease was principally due to reductions in legacy dial-up Internet access service revenues in the amount of $5.1 million that were partially offset by increased broadband revenues in the amount of $4.3 million during the six months ended April 30, 2005.

We expect our revenues to increase, based on sales to new customers and sales of additional services, such as our newer broadband teleworker and branch office solutions and managed security service offering, to existing customers. We expect these revenues to be partially offset by a continuing decline in our dial-based Internet access services. Fiberlink Communications Corporation accounted for eleven percent of our consolidated revenues during both the six months ended April 30, 2005 and 2004. Fiberlink is both our customer and in certain markets our competitor, principally with respect to our dial-up access offering. During the second quarter of 2005, Fiberlink obtained direct access in a small number of countries that had represented a majority of its dial-up traffic on our network. Traffic from this group of countries represented approximately $894,000 of our revenues in the first fiscal quarter of 2005 and $475,000 in the second fiscal quarter of 2005. We expect to receive no traffic from Fiberlink from this group of countries in the future.

Costs and Expenses

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Cost of revenues	$4.6	$5.3	$9.6	$10.0
Percentage of revenues	38.4%	41.2%	40.1%	40.4%
Network and operations	$2.3	$2.3	$4.4	$4.0
Percentage of revenues	19.0%	18.0%	18.5%	16.2%
Research and Development	$0.5	$1.2	$1.1	$2.1
Percentage of revenues	4.3%	9.3%	4.6%	8.3%
Sales and Marketing	$3.1	$4.7	$6.2	$9.5
Percentage of revenues	25.4%	36.7%	25.7%	38.3%
General and administrative	$1.5	$1.6	$3.1	$3.0
Percentage of revenues	12.3%	12.8%	12.8%	12.1%
Amortization of purchased intangibles	$0.2	$0.4	$0.5	$0.7
Percentage of revenues	2.0%	3.1%	2.0%	2.7%
Amortization of stock-based compensation	$0.03	$0.09	$0.08	$0.15
Percentage of revenues	0.2%	0.7%	0.3%	0.3%
Restructuring charge	$—	$—	$0.06	$—
Percentage of revenues	—%	—%	0.2%	—%

Cost of Revenues.   Cost of revenues consists of amounts we pay to access the Internet in order to provide remote Internet access services for our customers and to offer other mobile broadband services and includes amortization of the deferred installation costs we incur to provide broadband connectivity to our customers.

Cost of revenues decreased approximately $696,000 in the three months ended April 30, 2005 compared to the three months ended April 30, 2004, representing an decrease of 13 percent. The decrease was primarily due to decreased volumes of remote Internet access of approximately $1.7 million, partially offset by a one-time adjustment for the reversal of loss contingencies for carrier costs no longer required of $310,000, and by an increase in broadband cost of sales of approximately $748,000, related to our increase in broadband revenues. We expect that during fiscal year 2005 the cost of revenues will increase in absolute dollars as remote Internet access revenues and broadband revenues increase, but be similar to the six months ended April 30, 2005 as a percentage of revenues and possibly increase as sales through partners represent a greater percentage of total revenues.

Cost of revenues decreased approximately $393,000 in the six months ended April 30, 2005 compared to the six months ended April 30, 2004, representing a decrease of four percent. The decrease was primarily due to decreased volumes of remote Internet access of approximately $2.6 million, partially offset by a one-time adjustment for the reversal of loss contingencies for carrier costs no longer required of $310,000, and an increase in broadband cost of sales of approximately $1.9 million due to a related increase in broadband revenues.

Network and Operations.   Network and operations expenses consist of salaries and benefits, depreciation on network equipment, allocated facility and management information systems expenses, administrative expenses, costs of co-location of network equipment and leased telecommunication lines and other related costs.

Network and operations expenses decreased approximately $26,000 in the three months ended April 30, 2005 compared to the three months ended April 30, 2004, representing a decrease of one percent. The decrease was due primarily to an decrease in compensation and benefits-related expenses of approximately $171,000 based on lower temporary help costs and the reversal of an accrued bonus no longer expected to be earned, partially offset by higher professional expenses of approximately $173,000 due to the deployment of outsourced post-sales customer support. We expect network and operations expenses to remain constant as a percentage of revenues during the remainder of fiscal year 2005 as we deploy and support new customers.

Network and operations expenses increased approximately $422,000 in the six months ended April 30, 2005 compared to the three months ended April 30, 2004, representing an increase of ten percent. The increase was due primarily to an increase of approximately $233,000 of professional expenses in our Milpitas facility as a result of outsourcing of certain customer support activities, increased facility allocation of approximately $100,000 and increased internet and telecommunications cost of $91,000. Additionally, there was a increase of compensation and benefits of approximately $132,000 partially offset by a decrease in temporary help of approximately $159,000. We expect network and operations expenses to remain constant as a percentage of revenues during fiscal year 2005 as we deploy and support new customers.

Research and Development.   Research and development expenses consist of salaries and benefits, allocated facility and management information systems, depreciation costs, outside consultants, facilities costs, administration and other related costs.

Research and development expenses decreased approximately $678,000 in the three months ended April 30, 2005 compared to the three months ended April 30, 2004, representing a decrease of 57 percent. The decrease was due primarily to a reduction of approximately $505,000 of compensation and benefits related to reduced California based personnel resulting from the August 2004 strategic restructuring and the relocation of our development activities to our network operations and development center in India. Additionally, there was a reduction in the facility allocation expense of approximately $129,000 due to a lower share allocation and lower overall facility costs.

Research and development expenses decreased approximately $963,000 in the six months ended April 30, 2005 compared to the three months ended April 30, 2004, representing a decrease of 47 percent. The decrease was due primarily to a reduction of approximately $716,000 of compensation and benefits related to reduced California based personnel resulting from the August 2004 strategic restructuring and the relocation of our development activities to our network operations and development center in India. Additionally, there was a reduction in the facility allocation expense of approximately $232,000 due to a lower share allocation and lower overall facility costs. We expect research and development expenses to remain constant as a percentage of revenues during fiscal year 2005.

Sales and Marketing.   Sales and marketing expenses consist of salaries and benefits, allocated facility and management information systems costs, travel and entertainment costs, costs for marketing and promotional programs, outside consultants, commissions earned by sales and marketing personnel, and costs associated with domestic and international sales offices and other related costs.

Sales and marketing expenses decreased $1.7 million in the three-month period ended April 30, 2005 compared with the three-month period ended April 30, 2004, representing a decrease of 35 percent. The decrease is due primarily to a decrease in compensation and benefits and travel and entertainment of approximately $852,000 and $159,000, respectively, as a result of our strategic workforce reduction in August 2004. In addition, advertising and promotional programs decreased by $270,000 as we scaled back our marketing programs and our facility allocation expense decreased by $178,000 as a result of lower facility costs and reduced personnel. We expect sales and marketing expenses to be constant as a percentage of revenues as we continue to develop our sales force and redefine our advertising and marketing strategy during 2005.

Sales and marketing expenses decreased $3.3 million in the six-month period ended April 30, 2005 compared with the six-month period ended April 30, 2004, representing a decrease of 35 percent. The decrease is due primarily to a decrease in compensation and benefits and travel and entertainment of approximately $1.6 million and $233,000, respectively, as a result of our strategic workforce reduction in late 2004. In addition, advertising and promotional programs decreased by $849,000 as we realigned our marketing program focus and our facility allocation expense decreased by $331,000 as a result of lower facility costs and reduced personnel. We expect sales and marketing expenses to be constant as a percentage of revenues as we continue to develop our sales force and redefine our advertising and marketing strategy during 2005.

General and Administrative.   General and administrative expenses consist of general corporate and facility costs as well as salary, benefits and related costs for executive, finance, legal, administrative, human resources, investor relations and management information systems functions and provisions for uncollectible receivables.

General and administrative expenses decreased approximately $164,000 in the three months ended April 30, 2005 compared to the three months ended April 30, 2004, representing an decrease of ten percent. The decrease was due primarily to $260,000 of decreased professional fees primarily related to higher fees charged by our previous independent auditors and consultants for Sarbanes-Oxley compliance activities in fiscal 2004 and decreased compensation and benefits of approximately $106,000, as a result of our strategic workforce reduction in late 2004 partially offset by a net increase in facility allocation expenses of $218,000, as a result of the reallocation of facilities costs following our strategic workforce reduction.

General and administrative expenses increased approximately $70,000 in the six months ended April 30, 2005 compared to the six months ended April 30, 2004, representing an increase of two percent. The increase was due primarily to a net increase in facility allocation expenses of $188,000, as a result of the reallocation of facilities costs as a result of our strategic workforce reduction and an increase in travel and entertainment expense of approximately $65,000 partially offset by a $119,000 reduction of professional fees primarily related to fees charged by our previous independent auditors and consultants for Sarbanes-Oxley compliance activities, as well as a reduction in compensation and benefits of approximately $81,000. We expect general and administrative expenses to increase in fiscal year 2005 in absolute dollars as we continue to update back office processes and procedures company-wide to meet the requirements of the Sarbanes-Oxley Act of 2002 and related regulations, but to decrease as a percentage of revenues.

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

Amortization of Stock-Based Compensation.   In connection with our acquisition of Axcelerant, we recorded $674,000 of additional deferred stock-based compensation, which is being amortized over the vesting period of the underlying stock options assumed during the acquisition. As a result, we recorded amortization of deferred compensation expense of $27,000 and $89,000 during the three months ended April 30, 2005 and 2004, respectively, and $84,000 and $149,000 during the six months ended April 30, 2005 and 2004, respectively. We expect to record amortization of deferred compensation expense of approximately $39,000 in the remainder of fiscal year 2005, related to options assumed by us in connection with our acquisition of Axcelerant.

As of April 30, 2005, we had an aggregate of $76,000 of deferred compensation related to the acquisition of Axcelerant remaining to be amortized. Deferred compensation is amortized on a straight-line basis over the vesting period of the options. We expect amortization of stock-based compensation related to these options assumed by us to end in 2007.

Interest Income (Expense) and Other and Taxes

Interest income and other, net, interest expense and taxes for the three and six months ended April 30, 2005 and 2004 were as follows:

	For the three months ended April 30,		For the six months ended April 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Interest income and other, net	$23	$57	$78	$51
Provision for income taxes	$19	$34	$50	$56

Interest Income and Other, Net

Interest income and other, net, primarily represents interest income on cash balances and on short-term investments, gain on disposition of assets, sales, use and value-added tax, and interest expense.

Interest income and other, net, decreased $34,000 in the three months ended April 30, 2005 compared to the three months ended April 30, 2004. This decrease was primarily due to approximately $83,000 of higher sales, use and value-added taxes that was partially offset by $57,000 of additional interest income based on higher interest rate yields and $6,000 of interest expense incurred in 2005.

Interest income and other, net, increased $27,000 in the six months ended April 30, 2005 compared to the three months ended April 30, 2004. This increase was primarily due to $86,000 of additional interest income based on higher interest rate yields partially offset by approximately $30,000 of higher sales, use and value-added taxes, partially offset by $15,000 of interest expense incurred in 2005.

Interest expense consists of the amortization of the discount of future facility lease payments related to the ceased use of facilities in connection with the August 2004 strategic restructuring. The discount was approximately $50,000, which is being amortized over the remaining life of the lease. During the three and six months ended April 30, 2005, $6,000 and $15,000, respectively, of interest expense was recorded.

Income Taxes

The provision for income taxes was $19,000 and $34,000 for the three months ended April 30, 2005 and 2004, respectively. The provision for income taxes was $50,000 and $56,000 for the six months ended April 30, 2005 and 2004, respectively. The provision for income taxes consists of foreign tax provisions and state taxes.

Liquidity and Capital Resources

	For the six months ended
	April 30,
	2005	2004
	(in thousands)
Cash and cash equivalents	$4,346	$4,931
Net cash provided by (used in) operating activities	1,785	(2,993)
Net cash provided by (used in) investing activities	(412)	3,163
Net cash provided by financing activities	566	1,201

Cash, Cash Equivalents and Short-Term Investments.   Our principal source of liquidity is our cash, cash equivalents and short-term investments. As of April 30, 2005, in addition to our cash and cash equivalents balance of $4.3 million, we had a short-term investment balance of approximately $15.4 million.

Operating Activities.   Net cash provided by operating activities in the six months ended April 30, 2005 of $1.8 million was primarily a result of an increase in deferred revenue of approximately $1.9 million ($1.1 million and $800,000 in the three months ended April 30, 2005 and January 31, 2005, respectively) primarily related to deferred installation revenues and a reduction in accounts receivable balances of approximately $1.3 million , partially offset by our net operating losses of $1.0 million, increases in prepaid expenses and other current assets of $1.0 million primarily related to an increase in deferred installation costs and decreased accounts payable balances of approximately $876,000 principally from reductions in restructuring accruals. While our days sales outstanding fell significantly during the six months ended April 30, 2005, we generally expect the number of days it takes for us to collect our accounts receivable to lengthen from the periods experienced historically, primarily due to the longer payment cycles generally associated with enterprise customers and the increasing percentage of our revenue base represented by such customers.

Investing Activities.   Net cash used in investing activities during the six months ended April 30, 2005 of approximately $412,000 was primarily the result of capital expenditures of approximately $608,000, partially offset by the liquidation of certain short-term instruments.

Financing Activities.   Net cash provided by financing activities during the six months ended April 30, 2005 of approximately $566,000 was primarily the result of sales of common stock to our employees and option holders.

Commitments.   We lease all of our facilities under operating leases that expire at various dates through 2008. We have entered into certain purchase commitments from suppliers who provide network access, software and related services that are utilized by us in order to deliver our products and services.

During 2005, we expect to continue automating and updating back office processes and procedures that are required for us to efficiently run our business, however, we believe that our capital equipment expenditures in absolute dollars will be relatively flat as compared to 2004. We expect to continue to provide customer premises equipment to customers for a fee, as part of our solution offerings.

The future minimum operating lease and purchase commitments were as follows at April 30, 2005, based on fiscal years ending October 31 (in thousands):

	Operating Leases	Purchase Commitments
2005	$766	$737
2006	1,389	1,073
2007	817	149
2008	181	—
Thereafter	—	—
	$3,153	$1,959

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated, except for indemnifications involving infringement of third party intellectual property rights. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet at April 30, 2005.

Summary of Liquidity.   We believe that our available cash, cash equivalents and short-term investments of $19.8 million at April 30, 2005 and cash expected to be generated by operations during the next twelve months will fund planned operations for at least the same period. We generated $430,000 in cash during the quarter ended April 30, 2005.

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

If we are unable to attain our revenue and margin goals, significant reductions in spending and the delay or cancellation of planned activities or additional restructuring may be necessary to enable us to meet our cash requirements through the next twelve months. These actions could have a material adverse effect on our business, results of operations and prospects. Furthermore, we may need to raise additional funds in future periods through public or private financing, or other arrangements, to fund operations and potential acquisitions, if any. If additional financing is needed, it might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

Recent Accounting Pronouncements

In December 2004, the FASB issued a revision of SFAS No. 123R (“SFAS 123 Revised”), Accounting for Stock-Based Compensation. SFAS 123 Revised establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123 Revised is effective as of the beginning of our next fiscal year, which will commence on November 1, 2005. We have not completed our evaluation of the impact of adoption of SFAS 123 Revised on our consolidated financial position or results of operations. We expect to complete our evaluation during the fourth quarter of fiscal year 2005.

Factors That May Affect Future Results

In addition to the information elsewhere in this Quarterly Report on Form 10-Q, the following should be considered in evaluating GoRemote and our business.

If we fail in our strategy of focusing our sales efforts on larger companies, our revenue and profitability goals will likely not be achieved.

Historically, a significant portion of our revenues was derived from smaller companies and service providers in the Internet marketplace, but in recent periods we have attempted to focus our sales and marketing efforts on larger corporate and enterprise-level customers. This strategy places new demands on our business, such as the longer sales cycles and higher levels of service and support that larger accounts generally require. Some of our competitors with greater financial resources than ours have focused their sales efforts on selling to large enterprises for a longer period of time with more success than we have experienced, which adds to the risk of our strategy. In November 2004, we appointed a new Senior Vice President of Worldwide Sales and he may not succeed in executing this strategy. If we fail to execute this strategy, or if we have underestimated the costs of this strategy, we will likely miss our revenue and profitability goals.

The markets that we serve are highly competitive and there is no assurance that we will be able to achieve or maintain profitability.

We are aware of many companies in related markets that address particular aspects of the features and functions that our products provide. Currently, in the managed broadband services market, our primary competitors include New Edge, Megapath and Netifice.  In the market for managed dial-up Internet access services we compete directly with iPass and Fiberlink Communications Corporation, each of whom has a network that competes with the GoRemote Global Network. In addition, iPass has greater cash resources than we do and each of iPass and Fiberlink has a larger sales force than our own dedicated to enterprise sales. Large communications service providers such as AT&T, Equant and MCI also have the ability and resources to compete with us in the remote Internet access services market. Many of our competitors have longer operating histories, greater name recognition or larger customer bases, which they may leverage in order to obtain more favorable volume discounts from suppliers. In addition, these competitors may be able to undertake more extensive marketing efforts, adopt more aggressive pricing policies and provide more favorable payment terms to customers than we can, which could limit our opportunities to obtain new customers or cause us to lose our existing customers.

If we are unable to increase revenues associated with broadband services, our ability to grow our business will be impaired.

Until our acquisition of Axcelerant in December 2003, we generated our remote Internet access services revenues almost exclusively from the sale of services based on dial-up access—a narrowband technology. In some countries, including the United States, the use of narrowband as a primary means of remote access is expected to decline over time as broadband access technologies, such as cable modem, DSL and Wi-Fi, become more widely adopted and used. Our experience during 2004 and during the first four months of 2005 showed us that the decline in dial-up revenues from service providers will likely continue to occur and possibly at a more rapid pace that may not be predictable. Increasingly, we believe that the future growth of our business will depend in large part upon our ability to expand the broadband elements of our virtual network and generate managed broadband revenues at a substantially higher level and growth rate. We may not succeed in this expansion and we may not generate substantial new revenues, which could harm our results and cause our stock price to decline.

Our business strategy has shifted over time and remains unproven, so the success of our strategy cannot be assured.

Our business strategy has changed over time. For example, we ceased to be an Internet service provider in 1997 and abandoned our Internet telephony services business in 2001. We have pursued our current business—secure managed remote access services—for a relatively brief period, and in markets that are rapidly changing. We have only been offering managed broadband services to enterprises with branch offices and large teleworker populations since December 2003, following our acquisition of Axcelerant. There can be no assurance that we will succeed in our efforts to make our current business profitable.

We recently appointed a new chief executive officer and replaced a number of executives and other key personnel, which may lead to additional personnel and organizational changes that could impact our ability to achieve our strategic goals.

On August 2, 2004, we announced the appointment of Tom Thimot to serve as our President and Chief Executive Officer. During the third quarter of 2004, we replaced our senior marketing and operations executives and a number of other senior managers as part of a realignment of our global operations. On November 1, 2004, we appointed our Senior Vice President of Worldwide Sales. It is possible that the new management team will introduce additional changes or cause workforce instability as it evaluates how best to achieve our strategic goal of returning to profitability and building sustainable revenue growth.

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

Our customers are generally free to use competing products and services and prices for dial-up remote access and Wi-Fi access are declining, so we could face significant customer losses and revenue declines, at unpredictable times. Fiberlink Communications Corporation accounted for eleven percent of our revenues in the six-month period ended April 30, 2005. During this period, a majority of the revenue derived from Fiberlink resulted from access to our network in a small number of countries. As a result of obtaining direct dial-up access through third parties in some of these countries, however, Fiberlink ceased being a ten percent customer in the three-month period ended April 30, 2005, causing a negative revenue impact for us. Revenue concentrations in one or a small group of customers can make our business more risky. In addition, large customers have significant negotiating power during contract discussions or in the event of a customer dispute, which may make it more likely that the terms of the customer arrangement or settlement may be more favorable to the customer. These factors make it difficult to anticipate the level of our future revenues from existing customers. In addition, our success depends on our ability to expand and diversify the composition of our customer base. If we are unable to expand our customer base and increase our average revenues per customer, our business success will be less likely.

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

We have incurred significant losses to date and we expect to continue to incur losses for some period of time. We incurred net losses of approximately $192,000 and $1.0 million for the three and six months ending April 30, 2005, respectively, and $40.7 million for the ten months ending October 31, 2004. As of April 30, 2005, we had an accumulated deficit of $172.1 million.

Prior to fiscal year 2005, we have experienced negative cash flows in each year since our inception in 1994, and we may continue to do so in the future. In addition, we may also incur significant new costs related to possible acquisitions, the development of new products and services, the integration of new technologies or the update of old technologies. Moreover, we might not be able to achieve operating profitability on a quarterly or annual basis. To achieve profits, we will need to maintain our relationships with existing customers, generate additional revenue growth from our existing customers and obtain new customers, while continuing to control our expenses. We expect to continue to invest in network and operations, research and development, and sales and marketing, and we expect to face pressure to adopt new pricing arrangements, including volume discounts, that may lower our margins. As a result, our ability to achieve and sustain profitability will depend on our ability to sustain and achieve substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to achieve profitability, our stock price could decline.

We may require additional capital for our operations, which could have a negative effect on your investment.

If our cash proves to be insufficient to fund our operations, we may need to raise additional funds at some point in the future. In the three-month period ended April 30, 2005 we generated $430,000 of cash, leaving us with a cash, cash equivalent and short-term investment balance of $19.8 million. If we raise additional funds by selling equity or convertible debt securities, our stockholders may experience additional dilution and these new securities may have powers, preferences and rights that are senior to those of the rights of our common stock. We cannot predict whether additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our business operations, promote our brand identity, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures. Any inability to do so could have a negative effect on our business, revenues, financial condition and results of operations.

If our common stock price falls below and remains under $1.00, or if we otherwise fail to comply with Nasdaq rules, our common stock could be delisted from The NASDAQ National Market, which could severely limit the trading market for our common stock.

If we fail to meet the criteria for continued listing on The NASDAQ National Market, our common stock may be delisted, which could make it more difficult for you to sell your shares. For example, if the market price for our common stock falls and remains below $1.00 per share for thirty trading days, we would be subject to delisting. On May 31, 2005, the closing price of our common stock was $1.56 per share.

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

Our success depends in large part upon our ability to identify, attract and retain qualified sales individuals. Competition for these individuals is often intense, and we may not be able to hire the type and number of sales personnel we need. Once qualified salespersons are hired, they require extensive training in our multiple services solution offering. This training typically covers several weeks of formal in-class and on-the-job instruction. As of May 31, 2005, we had 35 sales personnel. If we are unable to retain our current sales employees and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our services, which may prevent us from generating revenue and may negatively impact our ability to maintain customer relationships.

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

Recent actions and public comments from the Securities and Exchange Commission have focused on the integrity of financial reporting generally. In addition, the Financial Accounting Standards Board (“FASB”) and other regulatory accounting agencies have recently introduced new accounting standards, such as accounting for stock options, and continue to develop new proposed standards, some of which would represent a significant change from current industry practices. While we believe that our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, we cannot predict the impact of the adoption of any such proposals on our financial statements going forward. For example, we currently are not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. However, several companies have elected to change their accounting policies and begun to record the fair value of stock options as an expense. In December 2004, the FASB issued SFAS 123 Revised, which is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We have not completed our evaluation of the impact of adoption of SFAS 123 Revised on our consolidated financial position or results of operations. We expect to complete our evaluation during the fourth quarter of fiscal year 2005.

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

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk.   We have limited exposure to financial market risks, including changes in foreign currency exchange rates and interest rates. Although we have foreign operations in Europe and Asia, to date, our exposure to foreign currency fluctuations has not been material. We primarily invoice and settle in U.S. dollars amongst our customers and providers. We do not participate in any foreign currency hedging activities.

Interest Rate Risk.   Our exposure to interest rate risk relates primarily to our investment portfolio. Interest rate risk occurs when we cannot hold a purchased investment to its maturity. The weighted-average maturity of our investment portfolio, when taking into account the reset feature of floating rate municipal bonds, is limited to 90 days. We intend to have our securities available for sale. We do not expect to recognize an adverse impact on income or cash flows, although there can be no assurance of this result. We have established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. We place investments with high credit quality issuers according to our investment policy. We do not use derivative financial instruments in our investment portfolio. All investments are carried at fair market value at April 30, 2005 and are considered available for sale. Due to the short-term nature of our investments, we believe that there is no material exposure to interest fluctuation. Therefore, no accompanying table has been provided.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on March 3, 2005. Following are descriptions of the matters voted on and the results of such meeting:

	Votes For	Votes Against	Votes Abstained	Votes Withheld	Broker Non- Votes
1. Election of Directors
Additional Directors
Dr. Hong Chen	33,287,337			158,601
James Goodman	33,316,979			128,959
Olof Pripp	33.275,445			170,493
Murray Rudin	33,277,315			168,623
Walter Sousa	33,254,363			191,575
Tom Thimot	33,170,286			275,652
Gerald Wright	33,276,765			169,173
Joseph M. Zaelit	33,147,957			297,984
2. Proposal to ratify the appointment of BDO Seidman, LLP as independent registered public accounting firm of the Company for the fiscal year ending October 31, 2005	33.335.980	58,665	51,293

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

(a)   Exhibits

Exhibit		Incorporated by Reference				Filed or Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
31.01	Rule 13a-14(a)/15d-14a certification of Registrant’s Chief Executive Officer, dated June 9, 2005.					X
31.02	Rule 13a-14(a)/15d-14a certification of Registrant’s Chief Financial Officer, dated June 9, 2005.					X
32.01*	Section 1350 certification of Registrant’s Chief Executive Officer, dated June 9, 2005.					X*
32.02*	Section 1350 certification of Registrant’s Chief Financial Officer, dated June 9, 2005.					X*

*                    These certifications accompany GoRemote’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005. These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of GoRemote under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 9, 2005.

GoRemote Internet Communications, Inc.
/s/ DANIEL W. FAIRFAX
Daniel W. Fairfax
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)