Form 10-Q
period 2005-07-31
GoRemote Internet Communications, Inc.
filed 2005-09-09
CIK 1059155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2005

or

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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of August 31, 2005 was 42,229,077 shares.

GoRemote Internet Communications, Inc.

INDEX

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements:
Unaudited Condensed Consolidated Balance Sheets as of July 31, 2005 and October 31, 2004
Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended July 31, 2005 and 2004
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2005 and 2004
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURE

PART I.  FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

GoRemote Internet Communications, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	July 31, 2005	October 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,239	$2,407
Short-term investments	14,221	15,614
Accounts receivable, net of allowances of $255 and $211 at July 31, 2005 and October 31, 2004, respectively	6,063	7,243
Inventory	104	119
Deferred installation costs	2,460	1,425
Prepaid expenses and other current assets	971	725
Total current assets	28,058	27,533
Property and equipment, net	1,781	1,694
Goodwill	21,612	21,612
Intangible assets, net	3,158	3,876
Deferred installation costs, less current portion	890	740
Other assets	352	442
Total assets	$55,851	$55,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,572	$6,571
Restructuring accrual	172	434
Accrued compensation and benefits	879	1,061
Current portion of deferred revenue	4,620	2,741
Other current liabilities	1,577	1,407
Total current liabilities	13,820	12,214
Deferred revenue, less current portion	1,161	1,305
Restructuring accrual, less current portion	284	416
Total liabilities	15,265	13,935
Stockholders’ equity:
Series A redeemable convertible preferred stock, $0.001 par value: 12,801 shares authorized at July 31, 2005 and October 31, 2004: no shares issued and outstanding	—	—
Preferred stock, 5,000 shares authorized at July 31, 2005 and October 31, 2004: no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized at July 31, 2005 and October 31, 2004: 42,228 and 41,159 shares issued and outstanding at July 31, 2005 and October 31, 2004, respectively	42	41
Additional paid-in capital	214,498	213,244
Deferred stock-based compensation	(53)	(201)
Accumulated deficit	(173,901)	(171,122)
Total stockholders’ equity	40,586	41,962
Total liabilities and stockholders’ equity	$55,851	$55,897

The accompanying notes are an integral part of these condensed consolidated financial statements

GoRemote Internet Communications, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Revenues	$10,952	$12,513	$34,958	$37,313
Costs and expenses:
Cost of revenues	4,810	5,131	14,436	15,150
Network and operations	2,198	2,365	6,647	6,392
Research and development	635	1,151	1,733	3,212
Sales and marketing	2,911	5,761	9,078	15,253
General and administrative	1,921	1,642	5,000	4,651
Amortization of intangible assets	236	401	718	1,067
Amortization of stock-based compensation(1)	21	82	105	231
Restructuring charge	—	—	60	—
Total costs and expenses	12,732	16,533	37,777	45,956
Operating loss	(1,780)	(4,020)	(2,819)	(8,643)
Interest income and other, net	78	29	156	80
Loss before income taxes	(1,702)	(3,991)	(2,663)	(8,563)
Provision for income taxes	66	27	116	83
Net loss	$(1,768)	$(4,018)	$(2,779)	$(8,646)
Basic and diluted net loss per share	$(0.04)	$(0.10)	$(0.07)	$(0.22)
Shares used to compute basic and diluted net loss per share	41,740	40,885	41,556	38,548

(1)             Amortization of stock-based compensation consists of:

Network and operations	$11	$24	$45	$67
Research and development	1	13	8	45
Sales and marketing	7	37	42	98
General and administrative	2	8	10	21
Total amortization of stock-based compensation	$21	$82	$105	$231

The accompanying notes are an integral part of these condensed consolidated financial statements

GoRemote Internet Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended July 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,779)	$(8,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	932	1,063
Amortization of stock-based compensation	105	230
Amortization of intangibles	718	1,068
Provision for accounts receivable allowances	45	67
Non-cash portion of restructuring charge (benefit)	(21)	—
Net changes in assets and liabilities:
Accounts receivable	1,135	176
Inventories	15	20
Prepaid expenses and other current assets	(1,281)	(250)
Other assets	(60)	(776)
Accounts payable	(372)	(397)
Accrued compensation and benefits	(183)	(106)
Deferred revenue	1,735	2,800
Other current liabilities	171	(155)
Net cash provided by (used in) operating activities	160	(4,906)
Cash flows from investing activities:
Short-term investments:
Purchases	(4,998)	(3,194)
Sales and maturities	6,390	6,543
Acquisition of intangibles	—	(50)
Cash provided by business combination, net	—	1,412
Capital expenditures	(1,019)	(1,129)
Net cash provided by investing activities	373	3,582
Cash flows from financing activities:
Proceeds from sales of common stock, net	1,299	1,417
Net cash provided by financing activities	1,299	1,417
Net increase in cash and cash equivalents	1,832	93
Cash and cash equivalents at beginning of the period	2,407	3,560
Cash and cash equivalents at end of the period	$4,239	$3,653

Supplemental disclosures of cash flow information:
Income taxes paid	$194	$62
Interest paid	$21	$—

Supplemental disclosures of noncash financing activities:
Conversion of Series A redeemable convertible preferred stock into common stock	$—	$1,326

The accompanying notes are an integral part of these condensed consolidated financial statements

GoRemote Internet Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.                                      Basis of Presentation

The financial information at July 31, 2005 and for the three and nine months ended July 31, 2005 and 2004 is unaudited, but includes all adjustments that GoRemote Internet Communications, Inc. (the “Company”) considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information set forth herein does not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The results for the three and nine months ended July 31, 2005 are not necessarily indicative of the results that may be expected for future periods.

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

2.                                      Summary of Significant Accounting Policies

Basis of Presentation.   The condensed consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Use of Estimates.   The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s broadband service providers do not deliver actual accounting information to the Company on a timely basis at month-end. Due to this delay, which is outside the Company’s control, the Company estimates its revenue and cost of sales related to broadband services on a monthly basis, and adjusts them to actual in the subsequent month after receiving information from its service providers. Historically, these adjustments have been immaterial. In addition, the Company makes estimates as to its accounts receivable allowance and reserves, the recoverability of a prepaid asset, potential liability derived from certain tax obligations and restructuring expenses. Actual results could differ from those estimates.

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

Short-term Investments.   The Company’s policy is to invest in various short-term instruments with investment grade credit ratings and ready markets. All of the Company’s investments are classified as available-for-sale, and the Company views its available-for-sale portfolio as available for use in its current operations. Even though some of the Company’s investments have maturities greater than one year they are considered short-term because they have interest features that are similar to short-term investments and therefore they are classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).

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

Property and Equipment.   Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the respective assets. The useful lives used by the Company are 36 months for furniture and fixtures, 24 to 60 months for computer equipment and software, and the shorter of the useful life or the remaining lease term for leasehold improvements, respectively.

Goodwill.   Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable assets acquired and liabilities assumed. The Company does not amortize goodwill, but tests for impairment of goodwill on an annual basis in the third fiscal quarter and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable.   Goodwill was tested for impairment during the quarter ended July 31, 2005, and it was determined not to be impaired.  During fiscal year 2006, the third quarter will end July 31, 2006, and will be the period during which the Company will conduct its next annual test for impairment, unless indicators require us to perform the test sooner.

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

The Company’s solutions sometimes include installation services, the sale of customer premise equipment and managed security services related to its broadband services offerings. Depending on the service provided and the nature of the arrangement, the Company may charge a one-time, annual or monthly fee for these additional services or deliverables. Revenue from installation services and the sale of equipment is deferred and recognized ratably over the period of expected usage by its customers since the Company considers these services and products to be an enabler of the related managed remote access service contracts. The Company’s estimate of expected usage is 24 months for all periods presented. On a quarterly basis, the Company reviews this estimate of expected usage based on actual data. Revenues from managed security services are recognized in the month the service is provided. To a lesser extent, the Company also derives a portion of its revenues from licenses of its authentication software, related maintenance and support services, and other optional services related to its remote access solutions, all of which are recognized ratably over the term of service. These other revenues amounted to five percent or less of total revenues over the last three years. Fees generated from maintenance contracts are recognized over the life of those contracts. The majority of the maintenance contracts cover periods of one to twelve months. Amounts billed in advance of revenue recognition are recorded to deferred revenue as collected. The Company recognizes certain broadband connectivity revenues generated under agency arrangements on a net basis. Product returns and allowances have not been significant.

The Company provides services over a heterogeneous virtual network, which was created by forming contractual relationships with approximately 500 Internet service providers, cable companies, DSL companies and telecommunications companies. These companies may provide their services under either a reseller or an agency arrangement. In applying its revenue recognition policy, the Company must make judgments with regard to the specific facts and circumstances surrounding each provider relationship to determine which portion of its revenues the Company provides under a reseller arrangement, where the Company would record gross revenues and cost of revenues, and which portion of its revenues the Company provides as an agent, where the Company would record revenues and cost of revenues combined on a net basis. In excercising its judgment, the Company evaluates the contractual arrangements and de facto relationships with each provider together with various other assumptions believed to be applicable and reasonable under the circumstances, to determine whether revenues are gross versus net.   The Company’s judgements may change as new events occur, as additional information is obtained and as its operating environment changes, any of which could cause a material impact on the revenues that the Company has reported.

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

The fair value of stock options granted during the three and nine months ended July 31, 2005 and 2004, respectively, were estimated at the date of grant assuming no expected dividends and the following weighted average assumptions.

Stock Options

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Expected life (years)	2.10	4.91	2.55	4.07
Expected stock price volatility	246%	268%	269%	337%
Risk-free interest rate	4.09%	2.63%	3.17%	2.21%

Stock Purchase

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Expected life (years)	0.49	0.50	0.50	0.50
Expected stock price volatility	185%	77%	227%	87%
Risk-free interest rate	3.69%	2.46%	3.38%	3.27%

For purposes of pro forma disclosure only, the estimated fair value of stock-based awards is amortized against pro forma net income over the stock-based awards’ vesting period for options and over the offering period for stock purchases under the Company’s 1999 Employee Stock Purchase Plan.

The Company’s pro forma information is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net loss attributable to common stockholders as reported	$(1,768)	$(4,018)	$(2,779)	$(8,646)
Add: Amortization of stock compensation measured under APB 25	21	82	105	231
Less: Stock-based compensation expense measured under SFAS 123	(951)	(738)	(2,716)	(3,330)
Pro forma net loss	$(2,698)	$(4,674)	$(5,390)	$(11,745)
Basic and diluted net loss per share	$(0.04)	$(0.10)	$(0.07)	$(0.22)
Pro forma basic and diluted net loss per share	$(0.06)	$(0.11)	$(0.13)	$(0.30)

Calculated under SFAS No. 123, the weighted-average fair value of the employee stock options granted during the three months ended July 31, 2005 and 2004 was $1.44 and $1.58 per share, respectively, and during the nine months ended July 31, 2005 and 2004, was $1.53 and $2.90, respectively. The weighted-average estimated fair value of shares purchased under the Purchase Plan during the three months ended July 31, 2005 and 2004 was $1.05 and $1.96 per share, respectively, and during the nine months ended July 31, 2005 and 2004, was $1.01 and $2.13, respectively.

In December 2004, the FASB issued a revision of SFAS No. 123 (“SFAS 123 Revised”). The Company will adopt the provisions of SFAS 123 Revised effective as of the beginning of its next fiscal year, which will commence on November 1, 2005. The Company has not completed its evaluation of the impact of adoption of SFAS 123 Revised on the Company’s consolidated financial position or results of operations. The Company expects to complete its evaluation during the fourth quarter of fiscal year 2005.

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

Net Loss Per Share.   Net loss per common share and diluted net loss per share are presented in conformity with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”) for all years presented. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Weighted-average options outstanding to purchase approximately 8.3 million and 8.0 million shares of common stock for the three months ended July 31, 2005 and 2004, respectively, and approximately 8.5 and 7.6 million shares of common stock for the nine months ended July 31, 2005 and 2004, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. The increase in weighted-average options outstanding in the three and nine months ended July 31, 2005, respectively, compared to the same periods in 2004, respectively, was primarily due to grants of new options to the Company’s employees. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

3.                                      Change in Fiscal Year End

In October 2004, the Company changed its fiscal year end from December 31 to October 31. The consolidated financial information for 2005 presented in this Form 10-Q is for the three and nine month periods ended July 31, 2005. The 2004 financial results presented in this Form 10-Q are for the three and nine month periods ended July 31, 2004.

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

Deferred Stock Compensation.   The intrinsic value of unvested stock options assumed in the Axcelerant acquisition in an amount of approximately $674,000 has been allocated to deferred stock compensation and is being amortized to expense on a straight-line basis over the vesting period. The Company assumed options from Axcelerant to purchase a total of approximately 597,000 shares of the Company’s common stock, of which approximately 462,000 were fully vested. Options assumed in connection with the acquisition had exercise prices between $0.02 and $5.05 per share, with a weighted average exercise price of $1.32 per share and a weighted average remaining vesting period of approximately 2.5 years as of the acquisition date. As of July 31, 2005, the Company had an aggregate of $53,000 of deferred compensation related to the acquisition of Axcelerant remaining to be amortized.

5.                                      Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment comprised the following (in thousands):

	July 31,	October 31,
	2005	2004
Computer hardware	$6,786	$6,319
Software	5,018	4,495
Office furniture and equipment	1,536	1,506
Leasehold improvements	422	422
	13,762	12,742
Less accumulated depreciation and amortization	(11,981)	(11,048)
Total	$1,781	$1,694

Purchased Intangible Assets

Purchased intangible assets are carried at cost less accumulated amortization. Amortization of purchased intangible assets is computed using the straight-line method over their expected useful lives of five years for customer relationships and website URLs and one year for internal use software.

Purchased intangible assets consisted of the following (in thousands):

July 31,
2005
Customer relationships	$5,150
Internal use software	100
Website URL	50
5,300
Less accumulated amortization	(2,142)
Total	$3,158

The aggregate estimated remaining amortization expense from August 1, 2005 through October 31, 2009, based on fiscal years ending October 31, is as follows (in thousands):

Amortization
2005	237
2006	946
2007	946
2008	946
2009	83
$3,158

Other Intangible Assets

The Company entered into an agreement with a wireless service provider during 2001 for the exchange of services, which resulted in a prepayment for future wireless services and the obligation by the Company to provide future Internet roaming services. As of July 31, 2005, $38,000 of the asset remained to be utilized. The Company believes that this amount will be utilized over the period of the agreement.

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

The future minimum operating lease and purchase commitments were as follows at July 31, 2005, based on fiscal years ending October 31 (in thousands):

	Operating Leases	Purchase Commitments
2005	$406	$454
2006	1,433	1,076
2007	817	174
2008	181	—
Thereafter	—	—
	$2,837	$1,704

Operating lease commitments related to the August 2004 restructuring have also been included in the restructuring accrual.

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

The settlement was presented to the Court for preliminary approval in June 2004.  The Court preliminarily approved most of the settlement in February 2005, but requested a few minor modifications be made to its terms.  These modifications were made and the Court preliminarily approved the modified settlement agreement in August 2005.  The settlement agreement will be presented to shareholders in the coming months.  While the Court is expected to finally approve or disapprove the settlement following the period of notice and possible objections by shareholders, there can be no guarantee that the settlement will be judicially approved.

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

The provision and associated charges against the provision for the August 2004 restructuring through July 31, 2005 are as follows:

	Employee Severance Costs	Lease Facilities and Other Obligations	Retirement of Fixed Assets	Valuation of Modified Stock Options	Total
	(in thousands)
Provision recorded in the quarter ended September 30, 2004	$1,492	$650	$273	$53	$2,468
Non-cash charges	—	15	(273)	(53)	(311)
Cash payments	(1,268)	(39)	—	—	(1,307)
Accruals at October 31, 2004	224	626	—	—	850
Provision recorded in the quarter ended January 31, 2005	69	(9)	—	—	60
Non-cash charges (recoveries)	—	(16)	—	—	(16)
Cash payments	(293)	(48)	—	—	(341)
Accruals at January 31, 2005	—	553	—	—	553
Non-cash charges (recoveries)	—	—	—	—	—
Cash payments	—	(54)	—	—	(54)
Accruals at April 30, 2005	—	499	—	—	499
Non-cash charges (recoveries)	—	—	—	—	—
Cash payments	—	(43)	—	—	(43)
Accruals at July 31, 2005	$—	$456	$—	$—	$456

8.                                      Segment Information

The Company operates in one segment, providing managed remote Internet access services to corporate enterprises with mobile and remote workforces and to the Company’s service provider resellers and value-added resellers.

The following is a summary of revenue by geographical area for the periods presented:

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenue by customer:
United States, Canada and Latin America	$8,628	$8,825	$27,404	$24,895
Japan/Korea	744	1,791	2,699	6,656
Asia Pacific	761	876	2,201	2,595
Europe, Middle East and Africa	819	1,021	2,654	3,167
	$10,952	$12,513	$34,958	$37,313

The following is a summary of long-lived assets by geographical area for the periods presented:

	July 31, 2005	October 31, 2004
	(in thousands)
Long-lived assets:
United States	$26,451	$27,169
Rest of World	138	67
	$26,589	$27,236

Revenue by external customer is based on the customer’s billing locations. Long-lived assets are those assets used in each geographic location. For the three and nine months ended July 31, 2005, no customer accounted for 10 percent or more of the Company’s total consolidated revenues.

9.                                      Stockholders’ Equity

Series A Convertible Preferred Stock.   During the three months ended April 30, 2004, 1.0 million shares of Series A Preferred Stock were converted into common stock. No shares of Series A Preferred Stock were outstanding as of July 31, 2005 and 2004.

Series A Preferred Stock Warrants.   No Series A Preferred Stock warrants were exercised during the three and nine months ended July 31, 2005 and 2004, respectively. Warrants to purchase 1.5 million shares of Series A Preferred Stock were outstanding at July 31, 2005.

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

Overview

We provide managed remote Internet access services to customers through our virtual network and provide monthly security and support services and monthly connectivity services to broadband Internet remote access customers. Our services enable enterprises to securely, reliably, and cost-effectively extend their corporate networks and applications to mobile and remote workers outside the corporate firewall. These workers include: mobile professionals such as sales professionals, project managers and engineers; teleworkers, such as call center agents; telecommuters; and employees in branch offices and retail settings. We provide comprehensive and integrated managed broadband and global remote access services that include: intelligent client software; multiple network access types, including broadband, Wi-Fi, dial-up, 3G and general packet radio service (or GPRS); security capabilities that ensure security policy compliance by remote workers; a real-time remote access management console; end-to-end managed and value-added services including managed security services; and design, deployment, monitoring, and technical support. Our products and services enable enterprises to reduce the cost, complexity and risk of remote office networking, while maximizing the productivity of mobile and remote workers.

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

The majority of our revenue comes from providing managed remote Internet access services to customers through our virtual network and by providing monthly security and support services and monthly connectivity services to broadband Internet remote access customers. We provide services over a heterogeneous virtual network known as the GoRemote Global Network. As of July 31, 2005, the GoRemote Global Network included approximately 28,000 Internet access dial-up locations, over 24,000 public wireless fidelity—or WiFi—hotspots and approximately 1,700 public broadband access points in over 150 countries. Through the acquisition of Axcelerant, we added a virtual broadband cable modem and DSL network that spans the United States, Canada and the United Kingdom. This network is an aggregation of the networks of more than 150 broadband providers, including virtually all of the leading cable companies, incumbent local exchange carriers (ILECs) and competitive local exchange carriers (CLECs) in the United States. By utilizing this network, we are able to provide comprehensive coverage in the United States for enterprises requiring broadband branch office and broadband teleworker solutions. We created the GoRemote Global Network by forming contractual relationships with approximately 500 access providers—Internet service providers, cable companies, DSL companies and telecommunication companies. These providers, which we refer to as the GoRemote Global Network members, are able to share their communications networks. Our customers, who are enterprises, value added resellers (VARs) and service provider resellers, benefit from the resulting network delivering secure mobile Internet access cost-effectively. Our member providers benefit from the GoRemote Global Network because we manage this shared network and provide settlement services. We have established common technical, service and payment standards to settle charges that our customers incur when their end users access the network facilities of GoRemote Global Network members to conduct Internet-based communications. We intend to continue developing our solutions offering to introduce new managed Internet-based remote communications services that may be adopted, deployed and managed on a global scale across the GoRemote Global Network.

We have incurred substantial losses since our inception as a result of expenses associated with building the GoRemote Global Network and related network infrastructure, developing our software products and marketing our solutions to our customers. We had an accumulated deficit of approximately $173.9 million as of July 31, 2005. We cannot assure you that we will achieve or sustain profitability. See “Factors That May Affect Future Results—We have a history of net losses and may incur future losses.”

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

We have changed our fiscal year-end from December 31 to October 31. The consolidated financial information for 2005 presented in this Form 10-Q are for the three and nine month periods ended July 31, 2005. The 2004 financial results presented in this Form 10-Q are for the three and nine month periods ended July 31, 2004.

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

We provide services over a heterogeneous virtual network, which was created by forming contractual relationships with approximately 500 access providers, including Internet service providers, cable companies, DSL companies and telecommunications companies. These companies may provide us their services under either a reseller or an agency arrangement. In applying our revenue recognition policy we must make judgments with regard to the specific facts and circumstances surrounding each provider relationship to determine which portion of our revenues we provide under a reseller arrangement, where we would record gross revenues and cost of revenues, and which portion of our revenues we provide as an agent, where we would record revenues and cost of revenues combined on a net basis. In exercising our judgement, we evaluate the contractual arrangements and de facto relationships with each provider, together with various other assumptions believed to be applicable and reasonable under the circumstances, to determine whether revenues are gross versus net. Our judgments may change as new events occur, as additional information is obtained and as our operating environment changes, any of which could cause a material impact on the revenues that we have reported. Our broadband service providers do not deliver actual accounting information to us on a timely basis at month-end. Due to this delay, which is outside our control, we estimate our revenues and cost of sales related to broadband services on a monthly basis, and adjust them to actual in the subsequent month after receiving information from its service providers. Historically, these adjustments have been immaterial. In addition, we make estimates as to our accounts receivable allowance and reserves, the recoverability of a prepaid asset, potential liability derived from certain tax obligations and restructuring expenses. Actual results could differ from those estimates. We record estimated allowances against revenues for returns and cancellations in the same period the revenues are recorded. These estimates are based upon historical analysis of our service level agreements, credit memo data and other known factors for pricing and transaction volume disputes that arise in the normal course of business. To date, allowances pertaining to our current business have not been significant. If the historical data we use to calculate these estimates does not accurately reflect amounts associated with future disputes, our actual revenues could be higher or lower than what we have recognized.

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

Restructuring, Workforce Reductions and Excess Facilities Accrual.   In order to bring our operating expense structure in line with our current level of revenues, in August 2004 we implemented a restructuring, workforce reduction and facilities consolidation plan to improve our operating performance. Restructuring and facilities consolidation costs consist of expenses associated with workforce reductions, consolidation of excess facilities and impairment of leasehold improvements and other equipment associated with abandoned facilities. As of July 31, 2005, $456,000 was accrued for future facilities consolidation costs. In connection with our restructuring plans, we accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee’s position within the Company to calculate the termination benefits to be provided to affected employees. As of July 31, 2005, all affected employees were terminated and there was no remaining accrual for future severance and termination benefits payments.

Business Combination

On December 1, 2003, we completed our acquisition of Axcelerant, a privately held provider of broadband Internet remote access services and managed security services. Our acquisition of Axcelerant did not result in a new reportable segment. The results of operations of Axcelerant have been included in our financial statements subsequent to the date of the acquisition.

Results of Operations
Three and Nine Month Periods Ended July 31, 2005 Compared to Three and Nine Month Periods Ended July 31, 2004

Overview of the Third Quarter of Fiscal 2005

During the third quarter of 2005, we continued to evolve our business model from one based principally on a reseller sales model to a model under which we sell a significant portion of our services directly and through third parties to enterprise customers. During the third quarter of 2005 and 2004, 69 percent and 51 percent, respectively, of our quarterly revenues was derived from services sold to enterprise customers both directly and indirectly through third parties.

In the third quarter of 2005, our revenues and expenses each decreased compared to the third quarter of 2004. Revenues were lower quarter over quarter primarily due to a reduction in the volume of dial-up based Internet access minutes that was partially offset by an increase in managed broadband revenues. Cost of revenues was slightly higher as a percentage of revenues principally due to the fact that approximately 51% of our revenues were attributable to broadband services, which generate lower gross margin than our dialup revenues.  During the quarterly period ending July 31, 2004, approximately 33% of our revenues were generated by sales of broadband services.  In the third quarter of 2005, the Company activated fewer net new broadband endpoints than in the prior quarter.  This short term slowing in implementations was due to the shift in the mix of new broadband orders received for teleworker solutions to branch office products and services.  Since branch office solution orders typically have longer implementation cycles than for teleworkers.  The continued replacement of our dialup revenues by broadband revenues may cause our gross margin to decline further.  We expect the trend in our cost of revenues to be similar to that of prior quarters and possibly increase if sales to enterprise customers through partners grow and represent a higher percentage of total revenues. Our operating expenses were lower in the third quarter of 2005 than in the third quarter of 2004 principally due to the cost savings generated from our strategic restructuring in August 2004, which included transitioning parts of our operations to our lower cost Indian subsidiary. We expect our quarterly operating expenses to remain approximately the same as a percentage of revenues during the balance of fiscal year 2005.

In the nine month period ended July 31, 2005, our revenues and expenses decreased compared to the nine month period ended July 31, 2004. Revenues were lower primarily due to a reduction in the volume of dial-up based Internet access minutes that was partially offset by an increase in usage of managed broadband. Cost of revenues as a percentage of revenues was flat period to period. Our operating expenses were lower in the nine month period ending July 31, 2005 than in the corresponding period of 2004 principally due to the cost savings generated from our strategic restructuring in August 2004, offset partially by the inclusion of nine months of costs incurred at our Irvine, California facility.   Only eight months of expense from our Irvine location are included in the nine month period ending July 31, 2004 because our acquisition of Axcelerant was not effective until December 2003.

We continue to focus on delivering innovative services for our customers to drive revenues and achieve positive earnings. During the balance of fiscal 2005 and during fiscal 2006 we plan to release additional new value added services, which we expect over time will augment the revenues we earn from our existing customers and, together with expanding the global footprint of the GoRemote Global Network, generate revenues from new enterprise customers. Among the factors that we expect to impact our ability to achieve and sustain profitability will be the effectiveness of our sales and marketing efforts through both direct and third party sales channels, the timely release of new services and the introduction of new services by existing or new competitors. For a discussion of these and other risk factors, see the section titled “Factors That May Affect Future Results.”

The results of operations for the nine months ended July 31, 2005 include nine months of revenues and expenses related to the prior Axcelerant operations, while the results of operations for the nine months ended July 31, 2004 include eight months of revenues and expenses related to the acquisition of Axcelerant, which was completed in December 2003.

Revenues

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(in millions)		(in millions)
Revenues	$11.0	$12.5	$35.0	$37.3

Total revenues decreased approximately $1.6 million in the three months ended July 31, 2005, compared to the three months ended July 31, 2004. The net decrease during the three months ended July 31, 2005 was principally due to a reduction in the volume of dial-up based Internet access minutes, corresponding to a revenue decrease of $3.0 million, that was partially offset by increased broadband revenues in the amount of $1.5 million. Our experience leads us to believe that the decline in dial-up revenues from service providers will likely continue. We believe that the rate and magnitude of future declines in dial-up access revenue that may occur over the next twelve months will be less predictable, and possibly greater, than in the prior twelve months. However, no single dial-up access customer currently represents ten percent or more of our quarterly revenue. Total revenues decreased approximately $2.4 million in the nine months ended July 31, 2005, compared to the nine months ended July 31, 2004. The net decrease was principally due to reduced usage of legacy dial-up Internet access service, corresponding to a revenue decrease of $8.2 million, that was partially offset by increased broadband revenues in the amount of $5.8 million during the nine months ended July 31, 2005.

Fiberlink Communications Corporation accounted for less than ten percent of our consolidated revenues during both the nine months ended July 31, 2005 and 2004. Fiberlink is both our customer and in certain markets our competitor, principally with respect to our dial-up access offering. During the second quarter of 2005, Fiberlink obtained direct access in a number of territories that had represented a majority of its dial-up traffic on our network. Traffic from these territories represented approximately $894,000, $475,000 and $1,000 of our revenues in the first, second and third fiscal quarters of 2005. We expect to receive no traffic from Fiberlink from these territories in the future.

We expect to increase our quarterly revenues derived from sales of our broadband teleworker and branch office solutions.  We also expect a continuing decline in our revenues derived from sales of dial-up Internet access services.   During the next quarter, we are uncertain whether the amount of declining dialup revenue will offset the expected increase in revenues derived from sales of our broadband solutions.  Longer term, we currently believe that broadband revenues will grow in an amount that will exceed the amount by which dialup revenues are expected to decline.

Costs and Expenses

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2005	2004	2005	2004
	(in millions)		(in millions)
Cost of revenues	$4.8	$5.1	$14.4	$15.2
Percentage of revenues	43.9%	41.0%	41.3%	40.6%
Network and operations	$2.2	$2.4	$6.6	$6.4
Percentage of revenues	20.1%	18.9%	19.0%	17.1%
Research and Development	$0.6	$1.2	$1.7	$3.2
Percentage of revenues	5.8%	9.2%	5.0%	8.6%
Sales and Marketing	$2.9	$5.8	$9.1	$15.3
Percentage of revenues	26.6%	46.0%	26.0%	40.9%
General and administrative	$1.9	$1.6	$5.0	$4.7
Percentage of revenues	17.5%	13.1%	14.3%	12.5%
Amortization of purchased intangibles	$0.2	$0.4	$0.7	$1.1
Percentage of revenues	2.2%	3.2%	2.1%	2.9%
Amortization of stock-based compensation	$0.02	$0.08	$0.1	$0.2
Percentage of revenues	0.2%	0.7%	0.3%	0.6%
Restructuring charge	$—	$—	$0.06	$—
Percentage of revenues	—%	—%	0.2%	—%

Cost of Revenues.   Cost of revenues consists of amounts we pay to access the Internet in order to provide remote Internet access services for our customers and to offer other mobile broadband services and includes amortization of the deferred installation costs we incur to provide broadband connectivity to our customers.

Cost of revenues decreased approximately $321,000 in the three months ended July 31, 2005 compared to the three months ended July 31, 2004, representing a decrease of six percent. The decrease was primarily due to decreased volumes of remote Internet access of approximately $1.5 million, and by an increase in broadband cost of sales of approximately $1.2 million, related to our increase in broadband revenues. We expect that during fiscal year 2005 the cost of revenues will increase in absolute dollars as remote Internet access revenues and broadband revenues increase, but be similar to the nine months ended July 31, 2005 as a percentage of revenues and possibly increase as sales through partners represent a greater percentage of total revenues.

Cost of revenues decreased approximately $714,000 in the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004, representing a decrease of five percent. The decrease was primarily due to decreased volumes of remote Internet access of approximately $3.7 million partially offset by an increase in broadband cost of sales of approximately $3.0 million due to a related increase in broadband revenues.

Network and Operations.   Network and operations expenses consist of salaries and benefits, depreciation on network equipment, allocated facility and management information systems expenses, administrative expenses, costs of co-location of network equipment and leased telecommunication lines and other related costs.

Network and operations expenses decreased approximately $167,000 in the three months ended July 31, 2005 compared to the three months ended July 31, 2004, representing a decrease of seven percent. The decrease was due primarily to a decrease in compensation and benefits-related expenses of approximately $246,000 based on lower temporary help costs and reduced internet and telecommunications costs of approximately $33,000, partially offset by higher professional expenses of approximately $157,000 due to the deployment of outsourced post-sales customer support. We expect network and operations expenses to remain constant as a percentage of revenues during the remainder of fiscal year 2005 as we deploy and support new customers.

Network and operations expenses increased approximately $255,000 in the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004, representing an increase of four percent. The increase was due primarily to an increase of approximately $390,000 of professional expenses in our Milpitas facility as a result of outsourcing of certain customer support activities and increased facility allocation of approximately $74,000 partially offset by a decrease in compensation and benefits-related expenses of approximately $238,000 based primarily on lower temporary help costs. We expect network and operations expenses to remain constant as a percentage of revenues during fiscal year 2005 as we deploy and support new customers.

Research and Development.   Research and development expenses consist of salaries and benefits, allocated facility and management information systems, depreciation costs, outside consultants, facilities costs, administration and other related costs.

Research and development expenses decreased approximately $516,000 in the three months ended July 31, 2005 compared to the three months ended July 31, 2004, representing a decrease of 45 percent. The decrease was due primarily to a reduction of approximately $471,000 of compensation and benefits related to reduced California based personnel resulting from the August 2004 strategic restructuring and the relocation of our development activities to our network operations and development center in India. Additionally, there was a reduction in the facility allocation expense of approximately $99,000 due to a lower share allocation and lower overall facility costs.

Research and development expenses decreased approximately $1.5 million in the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004, representing a decrease of 46 percent. The decrease was due primarily to a reduction of approximately $1.2 million of compensation and benefits related to reduced California based personnel resulting from the August 2004 strategic restructuring and the relocation of our development activities to our network operations and development center in India. Additionally, there was a reduction in the facility allocation expense of approximately $331,000 due to a lower share allocation and lower overall facility costs. We expect research and development expenses to remain constant as a percentage of revenues during fiscal year 2005.

Sales and Marketing.   Sales and marketing expenses consist of salaries and benefits, allocated facility and management information systems costs, travel and entertainment costs, costs for marketing and promotional programs, outside consultants, commissions earned by sales and marketing personnel, and costs associated with domestic and international sales offices and other related costs.

Sales and marketing expenses decreased $2.9 million in the three-month period ended July 31, 2005 compared with the three-month period ended July 31, 2004, representing a decrease of 49 percent. The decrease is due primarily to a decrease in compensation and benefits and travel and entertainment of approximately $1.3 million and $100,000, respectively, as a result of our strategic workforce reduction in August 2004. In addition, advertising and promotional programs decreased by $1.0 million as we scaled back our marketing programs and our facility allocation expense decreased by $265,000 as a result of lower facility costs and reduced personnel. We expect sales and marketing expenses to be constant as a percentage of revenues as we continue to develop our sales force and redefine our advertising and marketing strategy during 2005.

Sales and marketing expenses decreased $6.2 million in the nine-month period ended July 31, 2005 compared with the nine-month period ended July 31, 2004, representing a decrease of 40 percent. The decrease is due primarily to a decrease in compensation and benefits and travel and entertainment of approximately $2.9 million and $332,000, respectively, as a result of our strategic workforce reduction in late 2004. In addition, advertising and promotional programs decreased by $1.9 million as we realigned our marketing program focus and our facility allocation expense decreased by $596,000 as a result of lower facility costs and reduced personnel. We expect sales and marketing expenses to be constant as a percentage of revenues as we continue to develop our sales force and redefine our advertising and marketing strategy during 2005.

General and Administrative.   General and administrative expenses consist of general corporate and facility costs as well as salary, benefits and related costs for executive, finance, legal, administrative, human resources, investor relations and management information systems functions and provisions for uncollectible receivables.

General and administrative expenses increased approximately $279,000 in the three months ended July 31, 2005 compared to the three months ended July 31, 2004, representing an increase of 17 percent. The increase was due primarily to a net increase in facility allocation expenses of $240,000, as a result of the reallocation of facilities costs following our strategic workforce reduction and a reduction in the allowance for doubtful accounts of approximately $235,000 in the three months ended July 31, 2004, which did not reoccur in 2005, partially offset by a decrease in compensation and benefits of approximately $162,000. General and administrative expenses increased approximately

$349,000 in the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004, representing an increase of eight percent. The increase was due primarily to a net increase in facility allocation expenses of $609,000, as a result of the reallocation of facilities costs as a result of our strategic workforce reduction, a reduction in the allowance for doubtful accounts of approximately $235,000 in the three months ended July 31, 2004, which did not reoccur in 2005 and an increase in travel and entertainment expense of approximately $78,000 partially offset by a reduction in compensation and benefits of approximately $243,000, a reduction of depreciation of approximately $173,000 as our fixed assets become fully depreciated and a $65,000 reduction of professional fees primarily related to fees charged by our previous independent auditors and consultants for Sarbanes-Oxley compliance activities.  We expect general and administrative expenses to increase in fiscal year 2005 in absolute dollars as we continue to update back office processes and procedures company-wide to meet the requirements of the Sarbanes-Oxley Act of 2002 and related regulations, but to decrease as a percentage of revenues.

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

Amortization of Stock-Based Compensation.   In connection with our acquisition of Axcelerant, we recorded $674,000 of additional deferred stock-based compensation, which is being amortized over the vesting period of the underlying stock options assumed during the acquisition. As a result, we recorded amortization of deferred compensation expense of $21,000 and $82,000 during the three months ended July 31, 2005 and 2004, respectively, and $105,000 and $231,000 during the nine months ended July 31, 2005 and 2004, respectively. We expect to record amortization of deferred compensation expense of approximately $16,000 in the remainder of fiscal year 2005, related to options assumed by us in connection with our acquisition of Axcelerant.

As of July 31, 2005, we had an aggregate of $53,000 of deferred compensation related to the acquisition of Axcelerant remaining to be amortized. Deferred compensation is amortized on a straight-line basis over the vesting period of the options. We expect amortization of stock-based compensation related to these options assumed by us to end in 2007.

Interest Income (Expense) and Other and Taxes

Interest income and other, net, interest expense and taxes for the three and nine months ended July 31, 2005 and 2004 were as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Interest income and other, net	$78	$29	$156	$80
Provision for income taxes	$66	$27	$116	$83

Interest Income and Other, Net

Interest income and other, net, primarily represents interest income on cash balances and on short-term investments, gain on disposition of assets, sales, use and value-added tax, and interest expense.

Interest income and other, net, increased $49,000 in the three months ended July 31, 2005 compared to the three months ended July 31, 2004. This increase was primarily due to approximately $59,000 of additional interest income based on higher interest rate yields and approximately $29,000 of lower foreign currency remeasurement expense that was partially offset by $38,000 of higher sales, use and value-added taxes and $6,000 of interest expense incurred in 2005.

Interest income and other, net, increased $76,000 in the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004. This increase was primarily due to $145,000 of additional interest income based on higher interest rate yields and approximately $38,000 of lower foreign currency remeasurement expense partially offset by approximately $68,000 of higher sales, use and value-added taxes and $21,000 of interest expense incurred in 2005.

Interest expense consists of the amortization of the discount of future facility lease payments related to the ceased use of facilities in connection with the August 2004 strategic restructuring. The discount was approximately $50,000, which is being amortized over the remaining life of the lease. During the three and nine months ended July 31, 2005, $6,000 and $21,000, respectively, of interest expense was recorded.

Income Taxes

The provision for income taxes was $66,000 and $27,000 for the three months ended July 31, 2005 and 2004, respectively. The provision for income taxes was $116,000 and $83,000 for the nine months ended July 31, 2005 and 2004, respectively. The provision for income taxes consists of foreign tax provisions and state taxes.

Liquidity and Capital Resources

	For the nine months ended
	July 31,
	2005	2004
	(in thousands)
Cash and cash equivalents	$4,239	$3,653
Net cash provided by (used in) operating activities	160	(4,906)
Net cash provided by investing activities	373	3,582
Net cash provided by financing activities	1,299	1,417

Cash, Cash Equivalents and Short-Term Investments.   Our principal source of liquidity is our cash, cash equivalents and short-term investments. As of July 31, 2005, in addition to our cash and cash equivalents balance of $4.2 million, we had a short-term investment balance of approximately $14.2 million.

Operating Activities.   Net cash provided by operating activities in the nine months ended July 31, 2005 of $160,000 was primarily a result of an increase in deferred revenue of approximately $1.7 million primarily related to deferred installation revenues and a reduction in accounts receivable balances of approximately $1.1 million, partially offset by our net operating losses of $2.8 million, increases in prepaid expenses and other current assets of $1.3 million primarily related to an increase in deferred installation costs and decreased accounts payable balances of approximately $372,000 principally from reductions in restructuring accruals.

Investing Activities.   Net cash provided by investing activities during the nine months ended July 31, 2005 of approximately $373,000 was primarily the result of the liquidation of certain short-term instruments partially offset by capital expenditures of approximately $1.0 million.

Financing Activities.   Net cash provided by financing activities during the nine months ended July 31, 2005 of approximately $1.3 million was primarily the result of sales of common stock to our employees and option holders.

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

The future minimum operating lease and purchase commitments were as follows at July 31, 2005, based on fiscal years ending October 31 (in thousands):

	Operating Leases	Purchase Commitments
2005	$406	$454
2006	1,433	1,076
2007	817	174
2008	181	—
Thereafter	—	—
	$2,837	$1,704

Operating lease commitments related to the August 2004 restructuring have also been included in the restructuring accrual.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated, except for indemnifications involving infringement of third party intellectual property rights. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet at July 31, 2005.

Summary of Liquidity.   We believe that our available cash, cash equivalents and short-term investments of $18.5 million at July 31, 2005 and cash expected to be generated by operations during the next twelve months will fund planned operations for at least the same period.

We plan to invest in expanding our managed remote access services on a global basis by continuing to build strategic partnering relationships. This will require us to maintain market acceptance by growing our mobile office communications services offerings, continuing our research and development activities and funding planned operating expenses. There can be no assurance that our managed remote access services will maintain market acceptance, growth and operating margins.

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

We are aware of many companies in related markets that address particular aspects of the features and functions that our products provide. Currently, in the managed broadband services market, our primary competitors include New Edge, Megapath and Netifice.  In the market for managed dial-up Internet access services we compete directly with iPass and Fiberlink Communications Corporation, each of whom has a network that competes with the GoRemote Global Network. In addition, iPass has greater cash resources than we do and each of iPass and Fiberlink has a larger sales force than our own dedicated to enterprise sales. Large communications service providers such as AT&T, Equant and MCI also have the ability and resources to compete with us in the remote Internet access services market, even though each of these companies is also a reseller of our services. Many of our competitors have longer operating histories, greater name recognition or larger customer bases, which they may leverage in order to obtain more favorable volume discounts from suppliers. In addition, these competitors may be able to undertake more extensive marketing efforts, adopt more aggressive pricing policies and provide more favorable payment terms to customers than we can, which could limit our opportunities to obtain new customers or cause us to lose our existing customers.

If we are unable to increase revenues associated with broadband services, our ability to grow our business will be impaired.

Until our acquisition of Axcelerant in December 2003, we generated our remote Internet access services revenues almost exclusively from the sale of services based on dial-up access—a narrowband technology. In some countries, including the United States, the use of narrowband as a primary means of remote access is expected to decline at an accelerating rate over time as broadband access technologies, such as cable modem, DSL and Wi-Fi, become more widely adopted and used. Our experience during the first nine months of 2005 suggests that the decline in dial-up revenues from service providers will likely continue and possibly at a more rapid and unpredictable pace. Increasingly, we believe that the future growth of our business will depend in large part upon our ability to expand the broadband elements of our virtual network and generate managed broadband revenues at a substantially higher level and growth rate. We may not succeed in this expansion and we may not generate substantial new revenues, which could harm our results and cause our stock price to decline.

If we fail in our strategy of focusing our sales efforts on larger companies, our revenue and profitability goals will likely not be achieved.

Historically, a significant portion of our revenues was derived from smaller companies and service providers in the Internet marketplace, but in recent periods we have attempted to focus our sales and marketing efforts on larger corporate and enterprise-level customers. This strategy places new demands on our business, such as the longer sales cycles and higher levels of service and support that larger accounts generally require. Some of our competitors with greater financial resources than ours have focused their sales efforts on large enterprises for a longer period of time with more success than we have experienced, which adds to the risk of our strategy. In November 2004, we appointed a new Senior Vice President of Worldwide Sales and he may not succeed in executing this strategy. If we fail to execute this strategy, or if we have underestimated the costs of this strategy, we will likely miss our revenue and profitability goals.

Our business strategy has shifted over time and remains unproven, so the success of our strategy cannot be assured.

Our business strategy has changed over time. For example, we ceased to be an Internet service provider in 1997 and abandoned our Internet telephony services business in 2001. We have pursued our current business—secure managed broadband network services—for a relatively brief period, and in markets that are rapidly changing. We have only been offering secure managed broadband network services to enterprises with branch offices and large teleworker populations since December 2003, following our acquisition of Axcelerant. There can be no assurance that we will succeed in our efforts to make our current business profitable.

We may not be successful in our efforts to transition to a reduced cost structure, and the actions that we take in order to accomplish this transition could have long-term adverse effects on our business.

We have taken, and continue to take, various actions to transition our company to a reduced cost structure. In response to declining revenues in our legacy dial access and service provider business, we have scaled back our operations, reduced our expenses, initiated facility closures and consolidations, and transferred additional technical and back office functions to our lower cost Bangalore, India facility.  As we continue these efforts and focus more of our resources on the delivery of managed broadband network services, our dial-up access revenues may decline at a faster than anticipated rate and we may not succeed in growing our broadband revenues.

There are several risks inherent in our efforts to transition to a reduced cost structure. These include the risk that we will not be able to hold expenditures at a level necessary to achieve profitability, and that we may have to undertake further cost-reduction initiatives that would entail additional charges.  If we are not able to hold down expenses or if we are not able to reduce our non-people-related costs in accordance with our plans, we may have to further reduce our workforce or transfer additional work to our Bangalore, India facility. There is also a risk that the cost-cutting actions we have taken and still plan to take will impair our ability to effectively develop and market products, to remain competitive in the industries in which we compete and to operate effectively. Each of the above measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to deploy our solutions to our customers quickly if and when the demand for our solutions increases and limiting our ability to hire and retain key personnel. These circumstances could cause our income to be lower than it otherwise might be, which would adversely affect our stock price.

Since we have no assurance that customers will continue to use our services or that our customer base will expand, we will have little ability to predict revenue growth or operating results.

Prices for dial-up remote access and Wi-Fi access are declining and our customers are generally free to use competing products and services, which could result in significant customer losses and revenue declines, at unpredictable times. In prior periods, one of our customers, Fiberlink Communications Corporation, accounted for greater than ten percent of our revenues. During these periods, a majority of the revenue derived from this customer resulted from access to our network in a small number of countries. As a result of obtaining direct dial-up access through third parties in some of these countries, however, Fiberlink ceased being a ten percent customer starting in the three-month period ended July 31, 2005, causing a negative revenue impact. We have not replaced these lost dial-up revenues with new dial-up revenues and do not expect to do so.  Revenue concentrations in one or a small group of customers can make our business more risky. In addition, large customers have significant negotiating power during contract discussions or in the event of a customer dispute, which may make it more likely that the terms of the customer arrangement or settlement may be more favorable to the customer. These factors make it difficult to anticipate the level of our future revenues from existing customers. In addition, our success depends on our ability to expand and diversify the composition of our customer base. If we are unable to expand our customer base and increase our average revenues per customer, our business success will be less likely.

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

We have incurred significant losses to date and we may continue to incur losses in the future. If we fail to generate sufficient revenue to achieve and sustain positive cash flow or profits, our stock price could decline.

We have incurred significant losses to date and we expect to continue to incur losses for some period of time. We incurred net losses of approximately $1.7 million and $2.7 million for the three and nine months ending July 31, 2005, respectively, and $40.7 million for the ten months ending October 31, 2004. As of July 31, 2005, we had an accumulated deficit of $173.9 million.

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

If our cash proves to be insufficient to fund our operations, we may need to raise additional funds at some point in the future. In the three-month period ended July 31, 2005 we used $1.3 million of cash, leaving us with a cash, cash equivalent and short-term investment balance of $18.5 million. If we raise additional funds by selling equity or convertible debt securities, our stockholders may experience additional dilution and these new securities may have powers, preferences and rights that are senior to those of the rights of our common stock. We cannot predict whether additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our business operations, promote our brand identity, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures. Any inability to do so could have a negative effect on our business, revenues, financial condition and results of operations.

If our common stock price falls below and remains under $1.00, or if we otherwise fail to comply with Nasdaq rules, our common stock could be delisted from The NASDAQ National Market, which could severely limit the trading market for our common stock.

If we fail to meet the criteria for continued listing on The NASDAQ National Market, our common stock may be delisted, which could make it more difficult for you to sell your shares. For example, if the market price for our common stock falls and remains below $1.00 per share for thirty trading days, we would be subject to delisting. On August 31, 2005, the closing price of our common stock was $1.65 per share.

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

Our success depends in large part upon our ability to identify, attract and retain qualified sales individuals. Competition for these individuals is often intense, and we may not be able to hire the type and number of sales personnel we need. Once qualified salespersons are hired, they require extensive training in our multiple services solution offering. This training typically covers several weeks of formal in-class and on-the-job instruction. As of July 31, 2005, we had 38 sales personnel. If we are unable to retain our current sales employees and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our services, which may prevent us from generating revenue and may negatively impact our ability to maintain customer relationships.

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

Effective internal controls are necessary for us to provide reliable financial reports and to detect and prevent fraud. We are currently performing the system and process evaluation required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. This evaluation may conclude that enhancements, modifications or changes to our internal controls are necessary. Completing this evaluation, performing testing and implementing any required remedial changes will require significant expenditures in the short term and on a regular basis in the future. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, during our 2003 audit, our independent registered public accountant brought to our attention a need to improve the closing process used at our Irvine, California location by formally documenting our policy relating to recognition of revenues derived from agency arrangements as well as reseller arrangements, ensuring proper recognition of broadband service installation revenues, training employees performing key finance and accounting functions and documenting certain judgmental accounting matters. Although these items were subsequently addressed, the auditor initially identified these items, collectively, as a “reportable condition,” which means that they were matters that in the auditor’s judgment could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. During late 2004, we determined that the internal documentation of our revenue recognition policy was not consistent with our actual practice, which we believe has been and is consistent with accounting principles generally accepted in the United States (“GAAP”). We subsequently revised this documentation to be consistent with our practice. During our 2004 audit, our independent registered public accountants noted deficiencies which they considered to be significant in the aggregate, although they noted no matters involving our internal control structure and our operations that they considered to be a material weakness that had a material impact on the true and fair view of our consolidated financial statements.   We utilize several manual accounting processes, especially in our Irvine, California facility.  Inherently, manual processes may be less reliable than automated processes.  As a result, we are currently automating these processes.  Until this automation effort is concluded, there is a risk that our controls over these manual processes could be insufficient to ensure the reliability of the accounting information generated by these processes, which could adversely affect our ability to generate accurate financial statements.  Going forward, the completion of our evaluation of internal controls, implemention of any changes that are necessary, and maintenance of an effective system of internal controls will be expensive and require considerable management attention. However, if we fail to maintain an effective system of internal controls or prevent fraud, we could be subject to costly litigation, we may be unable to comply with Section 404 of Sarbanes-Oxley, we may be delisted from trading, investors could lose confidence in our reported financial information and our brand and operating results could be harmed, which could have a negative effect on the trading price of our common stock.

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

Interest Rate Risk.   Our exposure to interest rate risk relates primarily to our investment portfolio. Interest rate risk occurs when we cannot hold a purchased investment to its maturity. The weighted-average maturity of our investment portfolio, when taking into account the reset feature of floating rate municipal bonds, is limited to 90 days. We intend to have our securities available for sale. We do not expect to recognize an adverse impact on income or cash flows, although there can be no assurance of this result. We have established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. We place investments with high credit quality issuers according to our investment policy. We do not use derivative financial instruments in our investment portfolio. All investments are carried at fair market value at July 31, 2005 and are considered available for sale. Due to the short-term nature of our investments, we believe that there is no material exposure to interest fluctuation. Therefore, no accompanying table has been provided.

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

The settlement was presented to the Court for preliminary approval in June 2004.  The Court preliminarily approved most of the settlement in February 2005, but requested a few minor modifications be made to its terms.  These modifications were made and the Court preliminarily approved the modified settlement agreement in August 2005.  The settlement agreement will be presented to shareholders in the coming months.  While the Court is expected to finally approve or disapprove the settlement following the period of notice and possible objections by shareholders, there can be no guarantee that the settlement will be judicially approved.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.                             OTHER INFORMATION

On September 7, 2005, Walter Sousa, a member of the Company’s Board of Directors, notified the Company of his decision to resign from its Board of Directors, its Compensation Committee and its Nominating and Corporate Governance Committee, effective the same date.  Mr. Sousa’s resignation was not due to a disagreement with the Company on any matter relating to its operations, policies or practices.

ITEM 6.                             EXHIBITS

(a)   Exhibits

Exhibit		Incorporated by Reference				Filed or Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
31.01	Rule 13a-14(a)/15d-14a certification of Registrant’s Chief Executive Officer, dated September 9, 2005.					X
31.02	Rule 13a-14(a)/15d-14a certification of Registrant’s Chief Financial Officer, dated September 9, 2005.					X
32.01*	Section 1350 certification of Registrant’s Chief Executive Officer, dated September 9, 2005.					X*
32.02*	Section 1350 certification of Registrant’s Chief Financial Officer, dated September 9, 2005.					X*

*                 These certifications accompany GoRemote’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005. These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of GoRemote under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 9, 2005.

GoRemote Internet Communications, Inc.

/s/ Daniel W. Fairfax
Daniel W. Fairfax
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed or Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
31.01	Rule 13a-14(a)/15d-14a certification of Registrant’s Chief Executive Officer, dated September 9, 2005.					X
31.02	Rule 13a-14(a)/15d-14a certification of Registrant’s Chief Financial Officer, dated September 9, 2005.					X
32.01*	Section 1350 certification of Registrant’s Chief Executive Officer, dated September 9, 2005.					X*
32.02*	Section 1350 certification of Registrant’s Chief Financial Officer, dated September 9, 2005.					X*