Form 10-Q/A
period 2005-04-30
GoRemote Internet Communications, Inc.
filed 2005-09-27
CIK 1059155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

As previously reported in our Current Report on Form 8-K dated September 21, 2005, in September 2005 we determined that our previously issued financial statements for the quarters ended April 30, 2005 and July 31, 2005 should not be relied upon as a result of an error in such financial statements as discussed under Accounting Principles Board Opinion No. 20.  This Form 10-Q/A is being filed for the sole purpose of correcting that error by amending Item 1, Financial Statements, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 4, Controls and Procedures.

GoRemote Internet Communications, Inc.
INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GoRemote Internet Communications, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	April 30, 2005	October 31, 2004
	(unaudited)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,346	$2,407
Short-term investments	15,418	15,614
Accounts receivable, net of allowances of $214 and $211 at April 30, 2005 and October 31, 2004, respectively	5,881	7,243
Inventory	104	119
Deferred installation costs	2,086	1,425
Prepaid expenses and other current assets	914	725
Total current assets	28,749	27,533
Property and equipment, net	1,709	1,694
Goodwill	21,612	21,612
Intangible assets, net	3,394	3,876
Deferred installation costs, less current portion	790	740
Other assets	365	442
Total assets	$56,619	$55,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,025	$6,571
Restructuring accrual	172	434
Accrued compensation and benefits	1,306	1,061
Current portion of deferred revenue	4,578	2,741
Other current liabilities	1,536	1,407
Total current liabilities	13,617	12,214
Deferred revenue, less current portion	1,393	1,305
Restructuring accrual, less current portion	327	416
Total liabilities	15,337	13,935
Stockholders’ equity:
Series A redeemable convertible preferred stock, $0.001 par value: 12,801 shares authorized at April 30, 2005 and October 31, 2004: no shares issued and outstanding	—	—
Preferred stock, 5,000 shares authorized at April 30, 2005 and October 31, 2004: no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized at April 30, 2005 and October 31, 2004: 41,629 and 41,159 shares issued and outstanding at April 30, 2005 and October 31, 2004, respectively	42	41
Additional paid-in capital	213,768	213,244
Deferred stock-based compensation	(76)	(201)
Accumulated deficit	(172,452)	(171,122)
Total stockholders’ equity	41,282	41,962
Total liabilities and stockholders’ equity	$56,619	$55,897

The accompanying notes are an integral part of these condensed consolidated financial statements

GoRemote Internet Communications, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Revenues	$12,030	$12,882	$24,006	$24,800
Costs and expenses:
Cost of revenues	4,933	5,310	9,945	10,019
Network and operations	2,290	2,316	4,449	4,027
Research and development	515	1,193	1,098	2,061
Sales and marketing	3,058	4,734	6,167	9,492
General and administrative	1,484	1,648	3,079	3,009
Amortization of intangible assets	238	400	482	666
Amortization of stock-based compensation(1)	27	89	84	149
Restructuring charge	—	—	60
Total costs and expenses	12,545	15,690	25,364	29,423
Operating loss	(515)	(2,808)	(1,358)	(4,623)
Interest income and other, net	23	57	78	51
Loss before income taxes	(492)	(2,751)	(1,280)	(4,572)
Provision for income taxes	19	34	50	56
Net loss	$(511)	$(2,785)	$(1,330)	$(4,628)
Basic and diluted net loss per share	$(0.01)	$(0.07)	$(0.03)	$(0.12)
Shares used to compute basic and diluted net loss per share	41,609	40,285	41,465	37,380

(1)   Amortization of stock-based compensation consists of:

Network and operations	$14	$26	$35	$43
Research and development	2	19	6	32
Sales and marketing	8	36	34	61
General and administrative	3	8	9	13
Total amortization of stock-based compensation	$27	$89	$84	$149

The accompanying notes are an integral part of these condensed consolidated financial statements

GoRemote Internet Communications, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended April 30,
	2005	2004
	(Restated)
Cash flows from operating activities:
Net loss	$(1,330)	$(4,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	593	751
Amortization of stock-based compensation	84	149
Amortization of intangibles	482	666
Provision for accounts receivable allowances	22	—
Non-cash portion of restructuring charge (benefit)	(21)	—
Net changes in assets and liabilities:
Accounts receivable	1,340	(464)
Inventories	15	(38)
Prepaid expenses and other current assets	(850)	81
Other assets	27	(553)
Accounts payable	(876)	112
Accrued compensation and benefits	245	(518)
Deferred revenue	1,925	1,639
Other current liabilities	129	(190)
Net cash provided by (used in) operating activities	1,785	(2,993)
Cash flows from investing activities:
Available-for-sale investments:
Purchases	(3,798)	(3,194)
Sales and maturities	3,994	5,598
Cash provided by business combination, net	—	1,412
Capital expenditures	(608)	(653)
Net cash provided by (used in) investing activities	(412)	3,163
Cash flows from financing activities:
Proceeds from sales of common stock, net	566	1,201
Net cash provided by financing activities	566	1,201
Net increase in cash and cash equivalents	1,939	1,371
Cash and cash equivalents at beginning of the period	2,407	3,560
Cash and cash equivalents at end of the period	$4,346	$4,931
Supplemental disclosures of cash flow information:
Income taxes paid	$132	$36
Supplemental disclosures of noncash financing activities:
Conversion of Series A redeemable convertible preferred stock into common stock	$—	$1,326

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

2.  Restatement of Financial Statements

On September 21, 2005, as part of an internal audit of its accounting processes in its Irvine, California location, the Company determined that its accounting personnel had erroneously posted a routine cost of revenues journal entry on a monthly basis during the period from November 2004 through July 2005.  The Company’s broadband service providers do not deliver actual accounting information to the Company on a timely basis at month-end. Due to this delay, which is outside the Company’s control, the Company estimates its cost of sales related to broadband services on a monthly basis, and adjusts them to actual in the subsequent month after receiving information from its service providers.  The journal entries that were made to reflect these monthly adjustments, instead of being posted to cost of revenues in the Company’s statement of operations, were posted to deferred installation costs and deferred installation costs less current portion on the Company’s balance sheet, then amortized over a 24-month period to cost of revenues.  As a result of this error, for each of the three-month and six-month periods ended April 30, 2005, the Company’s cost of revenues was understated by approximately $319,000.   As of April 30, 2005, deferred installation costs were understated by approximately $174,000 and deferred installation costs, less current portion were overstated by approximately $145,000.

	As of April 30, 2005
	As Previously Reported	Adjustment	As Restated
	(in thousands)
Balance Sheet
Deferred installation costs	$2,260	$(174)	$2,086
Total current assets	$28,923	$(174)	$28,749
Deferred installation costs, less current portion	$935	$(145)	$790
Total assets	$56,938	$(319)	$56,619
Accumulated deficit	$(172,133)	$(319)	$(172,452)
Total stockholders’ equity	$41,601	$(319)	$41,282
Total liabilities and stockholders’equity	$56,938	$(319)	$56,619

	For the Six Months Ended April 30, 2005
	As Previously Reported	Adjustment	As Restated
	(in thousands,except per share data)
Statement of Operations
Cost of revenues	$9,626	$319	$9,945
Total costs and expenses	$25,045	$319	$25,364
Operating loss	$(1,039)	$(319)	$(1,358)
Loss before income taxes	$(961)	$(319)	$(1,280)
Net loss	$(1,011)	$(319)	$(1,330)

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.03)

	For the Three Months Ended April 30, 2005
	As Previously Reported	Adjustment	As Restated
	(in thousands,except per share data)
Statement of Operations
Cost of revenues	$4,614	$319	$4,933
Total costs and expenses	$12,226	$319	$12,545
Operating loss	$(196)	$(319)	$(515)
Loss before income taxes	$(173)	$(319)	$(492)
Net loss	$(192)	$(319)	$(511)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.01)

3.   Summary of Significant Accounting Policies

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

The Company’s pro forma information is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net loss attributable to common stockholders as reported	$(511)	$(2,785)	$(1,330)	$(4,628)
Add: Amortization of stock compensation measured under APB 25	27	89	84	149
Less: Stock-based compensation expense measured under SFAS 123	(889)	(1,368)	(1,720)	(3,121)
Pro forma net loss	$(1,373)	$(4,064)	$(2,966)	$(7,600)
Basic and diluted net loss per share	$(0.01)	$(0.07)	$(0.03)	$(0.12)
Pro forma basic and diluted net loss per share	$(0.03)	(0.10)	$(0.07)	$(0.20)

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

4.   Change in Fiscal Year End

In October 2004, the Company changed its fiscal year end from December 31 to October 31. The consolidated financial information for 2005 presented in this Form 10-Q is for the three and six month periods ended April 30, 2005. The 2004 financial results presented in this Form 10-Q are for the three and six month periods ended April 30, 2004.

5.   Business Combination

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

9.   Segment Information

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

10.   Stockholders’ Equity

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

In the second quarter of 2005, our revenues and expenses each decreased compared to the second quarter of 2004. Revenues were lower quarter over quarter primarily due to a reduction in dial-up based Internet access revenues that was partially offset by an increase in managed broadband revenues. Cost of revenues was slightly lower as a percentage of revenues principally due to the reversal of loss contingencies established for carrier costs no longer required. We expect the trend in our cost of revenues to be similar to that of prior quarters and possibly increase as a percentage of revenues if sales to enterprise customers through partners grow and represent a higher percentage of total revenues. Our operating expenses were lower in the second quarter of 2005 than in the second quarter of 2004 principally due to the cost savings generated from our strategic restructuring in August 2004. We expect our quarterly operating expenses to remain approximately the same as a percentage of revenues during fiscal year 2005.

In the six months ended April 30, 2005, our revenues decreased from the six months ended April 30, 2004 while our expenses in the six month period of 2005 were lower than the six month period of 2004. Revenues were lower primarily due to a reduction in dial-up based Internet access revenues that was partially offset by an increase in managed broadband. Cost of revenues, which were slightly higher as a percentage of revenues, were flat period to period. Our operating expenses were lower in the six month period of 2005 than in the six month period of 2004 principally due to the cost savings generated from our strategic restructuring in August 2004, which was partially offset by the inclusion of six months of costs incurred at of our Irvine, California facility that resulted from our acquisition of Axcelerant whereas five months of Irvine location expense are included in the six month period of 2004.

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

Costs and Expenses

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
	(in millions)		(in millions)
Cost of revenues	$4.9	$5.3	$9.9	$10.0
Percentage of revenues	41.0%	41.2%	41.4%	40.4%
Network and operations	$2.3	$2.3	$4.4	$4.0
Percentage of revenues	19.0%	18.0%	18.5%	16.2%
Research and Development	$0.5	$1.2	$1.1	$2.1
Percentage of revenues	4.3%	9.3%	4.6%	8.3%
Sales and Marketing	$3.1	$4.7	$6.2	$9.5
Percentage of revenues	25.4%	36.7%	25.7%	38.3%
General and administrative	$1.5	$1.6	$3.1	$3.0
Percentage of revenues	12.3%	12.8%	12.8%	12.1%
Amortization of purchased intangibles	$0.2	$0.4	$0.5	$0.7
Percentage of revenues	2.0%	3.1%	2.0%	2.7%
Amortization of stock-based compensation	$0.03	$0.09	$0.08	$0.15
Percentage of revenues	0.2%	0.7%	0.3%	0.3%
Restructuring charge	$—	$—	$0.06	$—
Percentage of revenues	—%	—%	0.2%	—%

Cost of Revenues.   Cost of revenues consists of amounts we pay to access the Internet in order to provide remote Internet access services for our customers and to offer other mobile broadband services and includes amortization of the deferred installation costs we incur to provide broadband connectivity to our customers.

Cost of revenues decreased approximately $377,000 in the three months ended April 30, 2005 compared to the three months ended April 30, 2004, representing an decrease of seven percent. The decrease was primarily due to decreased volumes of remote Internet access of approximately $1.7 million, partially offset by a one-time adjustment for the reversal of loss contingencies for carrier costs no longer required of $310,000, and by an increase in broadband cost of sales of approximately $1.1 million, related to our increase in broadband revenues. We expect that during fiscal year 2005 the cost of revenues will increase in absolute dollars as remote Internet access revenues and broadband revenues increase, but be similar to the six months ended April 30, 2005 as a percentage of revenues and possibly increase as sales through partners represent a greater percentage of total revenues.

Cost of revenues decreased approximately $74,000 in the six months ended April 30, 2005 compared to the six months ended April 30, 2004, representing a decrease of one percent. The decrease was primarily due to decreased volumes of remote Internet access of approximately $2.6 million, partially offset by a one-time adjustment for the reversal of loss contingencies for carrier costs no longer required of $310,000, and an increase in broadband cost of sales of approximately $2.2 million due to a related increase in broadband revenues.

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

We have incurred significant losses to date and we expect to continue to incur losses for some period of time. We incurred net losses of approximately $511,000 and $1.3 million for the three and six months ending April 30, 2005, respectively, and $40.7 million for the ten months ending October 31, 2004. As of April 30, 2005, we had an accumulated deficit of $172.5 million.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined as a company’s controls and other procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. At the time of the original filing of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2005, which is amended by this amendment, our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for that purpose.

In September 2005, subsequent to the original filing of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2005, in the course of reviewing the preliminary results of an internal audit of the manual accounting processes used in its Irvine location, the Company’s Chief Financial Officer discovered that the Company had erroneously calculated cost of revenues for the quarters ended April 30, 2005 and July 31, 2005.   Upon making this discovery, the Chief Financial Officer immediately launched a detailed investigation of the extent and source of the accounting error and advised the Company’s Audit Committee and independent accountants of the matter.

On September 21, 2005, after a full review, the Company’s Audit Committee concluded that the previously issued financial statements should no longer be relied upon because of an error in those financial statements as addressed in Accounting Principles Board Opinion No. 20.

The Company also determined that this error resulted from a combination of control deficiencies that together the Company considers to be a material weakness.  Those deficiencies were: inadequate process for change control management of its accounting procedures; lack of a defined procedure for reviewing cost of revenues journal entries; and inadequate care in conducting those reviews.

As a result of this discovery and subsequent evaluation, the Company has determined that its disclosure controls and procedures were not effective as of April 30, 2005.

The Company’s actions to improve the control deficiencies defined above are described in Item 4(b) below.

The Company’s Chief Financial Officer and the Company’s Audit Committee have discussed the matters disclosed in this Item 4(a) with the Company’s independent registered public accounting firm.

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

Subsequent to the detection of the control deficiencies identified above in September 2005, the Company made the following changes to its internal control over financial reporting that are reasonably likely to materially affect the Company’s internal control over financial reporting:

•                  The Company documented the proper journal entry procedure for cost of revenues and revised the procedure governing change control management of its accounting procedures; and

•                  The Company simplified the reconciliation and summary processes in use for the preparation of cost of revenues and revenues journals;

•                  The Company reorganized responsibilities within its accounting organization to provide a stronger focus on the review function of its closing process; and

•                  The Company launched a search for a new Controller for its Irvine, California location.

The following tasks represent what the Company currently believes to be the most significant actions necessary to address the deficiencies in the Company’s internal controls described above as well as actions it has taken to date to pursue these actions:

•                  Review the closing procedures for each manual accounting process to ensure that entries are properly prepared; simplify summary schedules and reconciliations to improve the quality of the review process.  To address this goal the Company is expanding the work plan of the current internal audit project in process at its Irvine location.  Its manager of internal audit, who was hired in June 2005, is currently performing this work and completion is expected by October 31, 2005.

•                  Develop an automated system to replace the manual accounting processes performed in the Irvine, California location.  To address this objective the Company has been actively documenting its manual accounting processes in its Irvine, California location and is preparing the requirements specifications for the automation of these manual systems.  The production deployment of the automated system is expected by the end of the second fiscal quarter of 2006.

•                  Enhance closing procedures to provide for more rigorous review of all account reconciliations and journal entries.  To address this goal, the Company is assessing the skill levels in its accounting personnel to ensure that when reviews are performed, assigned staff members have the requisite skills and experience to perform an effective review.  For accounting reviews related to broadband revenues and cost of revenues processes, a second review--performed by the Irvine Controller (to be hired) or the Vice President of Finance until the Irvine Controller is hired--in addition to the Corporate Controller review, will be performed for the quarterly period ending October 31, 2005.

•                  Reorganize the responsibilities within the accounting organization and add additional experienced accounting personnel to prevent overloading our current staff.  The Company plans to hire additional senior accounting personnel in the Irvine, California location, including a Senior Accounting Manager.

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

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.03 and 31.04 to this Amendment No. 1 to Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.  The certifying officers worked to design, or caused to be designed, disclosure controls and procedures, for the purpose of ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by other personnel of the Company on a timely basis.  These disclosure controls and procedures were designed and adopted in good faith for this purpose, but it is recognized that these procedures must be continually evaluated and can always merit further improvement.

The Company’s certifying officers and the Company have been and continue to be engaged in efforts to promptly change and improve the Company’s internal controls and procedures as described in this Item 4.  The Company expects that these efforts will, over time, positively address the identified weaknesses.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

(a)  Exhibits

Exhibit		Incorporated by Reference				Filed or Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
31.01	Rule 13a-14(a)/15d-14a certification of Registrant’s Chief Executive Officer, dated June 9, 2005.	10-Q		31.01	6/9/05
31.02	Rule 13a-14(a)/15d-14a certification of Registrant’s Chief Financial Officer, dated June 9, 2005.	10-Q		31.02	6/9/05
31.03	Rule 13a-14(a)/15d-14a certification of Registrant’s Chief Executive Officer, dated September 26, 2005.					☒
31.04	Rule 13a-14(a)/15d-14a certification of Registrant’s Chief Financial Officer, dated September 26, 2005.					☒
32.01*	Section 1350 certification of Registrant’s Chief Executive Officer, dated June 9, 2005.	10-Q		32.01	6/9/05*
32.02*	Section 1350 certification of Registrant’s Chief Financial Officer, dated June 9, 2005.	10-Q		32.02	6/9/05*
32.03*	Section 1350 certification of Registrant’s Chief Executive Officer, dated September 26, 2005.					☒
32.04*	Section 1350 certification of Registrant’s Chief Financial Officer, dated September 26, 2005.					☒

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2005.

GoRemote Internet Communications, Inc.

/s/ DANIEL W. FAIRFAX
Daniel W. Fairfax
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed or Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
31.01	Rule 13a-14(a)/15d-14a certification of Registrant’s Chief Executive Officer, dated June 9, 2005.	10-Q		31.01	6/9/05
31.02	Rule 13a-14(a)/15d-14a certification of Registrant’s Chief Financial Officer, dated June 9, 2005.	10-Q		31.02	6/9/05
31.03	Rule 13a-14(a)/15d-14a certification of Registrant’s Chief Executive Officer, dated September 26, 2005.					☒
31.04	Rule 13a-14(a)/15d-14a certification of Registrant’s Chief Financial Officer, dated September 26, 2005.					☒
32.01*	Section 1350 certification of Registrant’s Chief Executive Officer, dated June 9, 2005.	10-Q		32.01	6/9/05*
32.02*	Section 1350 certification of Registrant’s Chief Financial Officer, dated June 9, 2005.	10-Q		32.02	6/9/05*
32.03*	Section 1350 certification of Registrant’s Chief Executive Officer, dated September 26, 2005.					☒*
32.04*	Section 1350 certification of Registrant’s Chief Financial Officer, dated September 26, 2005.					☒*

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