Form 10-Q/A
period 2005-07-31
GoRemote Internet Communications, Inc.
filed 2005-09-27
CIK 1059155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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
	(unaudited)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,239	$2,407
Short-term investments	14,221	15,614
Accounts receivable, net of allowances of $255 and $211 at July 31, 2005 and October 31, 2004, respectively	6,063	7,243
Inventory	104	119
Deferred installation costs	2,142	1,425
Prepaid expenses and other current assets	971	725
Total current assets	27,740	27,533
Property and equipment, net	1,781	1,694
Goodwill	21,612	21,612
Intangible assets, net	3,158	3,876
Deferred installation costs, less current portion	664	740
Other assets	352	442
Total assets	$55,307	$55,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,572	$6,571
Restructuring accrual	172	434
Accrued compensation and benefits	879	1,061
Current portion of deferred revenue	4,620	2,741
Other current liabilities	1,577	1,407
Total current liabilities	13,820	12,214
Deferred revenue, less current portion	1,161	1,305
Restructuring accrual, less current portion	284	416
Total liabilities	15,265	13,935
Stockholders’ equity:
Series A redeemable convertible preferred stock, $0.001 par value: 12,801 shares authorized at July 31, 2005 and October 31, 2004: no shares issued and outstanding	—	—
Preferred stock, 5,000 shares authorized at July 31, 2005 and October 31, 2004: no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized at July 31, 2005 and October 31, 2004: 42,228 and 41,159 shares issued and outstanding at July 31, 2005 and October 31, 2004, respectively	42	41
Additional paid-in capital	214,498	213,244
Deferred stock-based compensation	(53)	(201)
Accumulated deficit	(174,445)	(171,122)
Total stockholders’ equity	40,042	41,962
Total liabilities and stockholders’ equity	$55,307	$55,897

The accompanying notes are an integral part of these condensed consolidated financial statements

GoRemote Internet Communications, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(Restated)		(Restated)
Revenues	$10,952	$12,513	$34,958	$37,313
Costs and expenses:
Cost of revenues	5,035	5,131	14,980	15,150
Network and operations	2,198	2,365	6,647	6,392
Research and development	635	1,151	1,733	3,212
Sales and marketing	2,911	5,761	9,078	15,253
General and administrative	1,921	1,642	5,000	4,651
Amortization of intangible assets	236	401	718	1,067
Amortization of stock-based compensation(1)	21	82	105	231
Restructuring charge	—	—	60	—
Total costs and expenses	12,957	16,533	38,321	45,956
Operating loss	(2,005)	(4,020)	(3,363)	(8,643)
Interest income and other, net	78	29	156	80
Loss before income taxes	(1,927)	(3,991)	(3,207)	(8,563)
Provision for income taxes	66	27	116	83
Net loss	$(1,993)	$(4,018)	$(3,323)	$(8,646)
Basic and diluted net loss per share	$(0.05)	$(0.10)	$(0.08)	$(0.22)
Shares used to compute basic and diluted net loss per share	41,740	40,885	41,556	38,548

(1)    Amortization of stock-based compensation consists of:

Network and operations	$11	$24	$45	$67
Research and development	1	13	8	45
Sales and marketing	7	37	42	98
General and administrative	2	8	10	21
Total amortization of stock-based compensation	$21	$82	$105	$231

The accompanying notes are an integral part of these condensed consolidated financial statements

GoRemote Internet Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended July 31,
	2005	2004
	(Restated)
Cash flows from operating activities:
Net loss	$(3,323)	$(8,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	932	1,063
Amortization of stock-based compensation	105	230
Amortization of intangibles	718	1,068
Provision for accounts receivable allowances	45	67
Non-cash portion of restructuring charge (benefit)	(21)	—
Net changes in assets and liabilities:
Accounts receivable	1,135	176
Inventories	15	20
Prepaid expenses and other current assets	(963)	(250)
Other assets	166	(776)
Accounts payable	(372)	(397)
Accrued compensation and benefits	(183)	(106)
Deferred revenue	1,735	2,800
Other current liabilities	171	(155)
Net cash provided by (used in) operating activities	160	(4,906)
Cash flows from investing activities:
Short-term investments:
Purchases	(4,998)	(3,194)
Sales and maturities	6,390	6,543
Acquisition of intangibles	—	(50)
Cash provided by business combination, net	—	1,412
Capital expenditures	(1,019)	(1,129)
Net cash provided by investing activities	373	3,582
Cash flows from financing activities:
Proceeds from sales of common stock, net	1,299	1,417
Net cash provided by financing activities	1,299	1,417
Net increase in cash and cash equivalents	1,832	93
Cash and cash equivalents at beginning of the period	2,407	3,560
Cash and cash equivalents at end of the period	$4,239	$3,653

Supplemental disclosures of cash flow information:
Income taxes paid	$194	$62
Interest paid	$21	$—

Supplemental disclosures of noncash financing activities:
Conversion of Series A redeemable convertible preferred stock into common stock	$—	$1,326

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

2.  Restatement of Financial Statements

On September 21, 2005, as part of an internal audit of its accounting processes in its Irvine, California location, the Company determined that its accounting personnel had erroneously posted a routine cost of revenues journal entry, an error that was repeated on a monthly basis during the period from November 2004 through July 2005.  The Company’s broadband service providers do not deliver actual accounting information to the Company on a timely basis at month-end. Due to this delay, which is outside the Company’s control, the Company estimates its cost of sales related to broadband services on a monthly basis, and adjusts them to actual in the subsequent month after receiving information from its service providers.  The journal entries that were made to reflect these monthly adjustments, instead of being posted to cost of revenues in the Company’s statement of operations, were posted to deferred installation costs and deferred installation costs less current portion on the Company’s balance sheet, then amortized over a 24-month period to cost of revenues.  As a result of this error, for the three-month and nine-month periods ended July 31, 2005 the Company’s cost of revenues was understated by approximately $225,000 and $544,000, respectively.   As of July 31, 2005, deferred installation costs were overstated by approximately $318,000 and deferred installation costs, less current portion were overstated by $226,000.  In addition, for the nine-month period ended July 31, 2005, cost of revenues as a percentage of revenues was understated by two percent, net income was overstated by $544,000, and earnings per share was overstated by approximately $0.01 per share.

	As of July 31, 2005
	As Previously Reported	Adjustment	As Restated
	(in thousands)
Balance Sheet
Deferred installation costs	$2,460	$(318)	$2,142
Total current assets	$28,058	$(318)	$27,740
Deferred installation costs, less current portion	$890	$(226)	$664
Total assets	$55,851	$(544)	$55,307
Accumulated deficit	$(173,901)	$(544)	$(174,445)
Total stockholders’ equity	$40,586	$(544)	$40,042
Total liabilities and stockholders’equity	$55,851	$(544)	$55,307

	For the Nine Months Ended July 31, 2005
	As Previously Reported	Adjustment	As Restated
	(in thousands,except per share data)
Statement of Operations
Cost of Revenues	$14,436	$544	$14,980
Total costs and expenses	$37,777	$544	$38,321
Operating loss	$(2,819)	$(544)	$(3,363)
Loss before income taxes	$(2,663)	$(544)	$(3,207)
Net loss	$(2,779)	$(544)	$(3,323)

Basic and diluted net loss per share	$(0.07)	$(0.01)	$(0.08)

	For the Three Months Ended July 31, 2005
	As Previously Reported	Adjustment	As Restated

(in thousands,except per share data)

Statement of Operations
Cost of Revenues	$4,810	$225	$5,035
Total costs and expenses	$12,732	$225	$12,957
Operating loss	$(1,780)	$(225)	$(2,005)
Loss before income taxes	$(1,702)	$(225)	$(1,927)
Net loss	$(1,768)	$(225)	$(1,993)

Basic and diluted net loss per share	$(0.04)	$(0.01)	$(0.05)

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

The Company’s pro forma information is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(Restated)		(Restated)
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net loss attributable to common stockholders as reported	$(1,993)	$(4,018)	$(3,323)	$(8,646)
Add: Amortization of stock compensation measured under APB 25	21	82	105	231
Less: Stock-based compensation expense measured under SFAS 123	(951)	(738)	(2,716)	(3,330)
Pro forma net loss	$(2,923)	$(4,674)	$(5,934)	$(11,745)
Basic and diluted net loss per share	$(0.05)	$(0.10)	$(0.08)	$(0.22)
Pro forma basic and diluted net loss per share	$(0.07)	$(0.11)	$(0.14)	$(0.30)

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

6.             Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment comprised the following (in thousands):

	July 31, 2005	October 31, 2004
Computer hardware	$6,786	$6,319
Software	5,018	4,495
Office furniture and equipment	1,536	1,506
Leasehold improvements	422	422
	13,762	12,742
Less accumulated depreciation and amortization	(11,981)	(11,048)
Total	$1,781	$1,694

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

9.             Segment Information

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

In the third quarter of 2005, our revenues and expenses each decreased compared to the third quarter of 2004. Revenues were lower quarter over quarter primarily due to a reduction in the volume of dial-up based Internet access minutes that was partially offset by an increase in managed broadband revenues. Cost of revenues was higher as a percentage of revenues principally due to the fact that approximately 51% of our revenues were attributable to broadband services, which generate lower gross margin than our dialup revenues.  During the quarterly period ending July 31, 2004, approximately 33% of our revenues were generated by sales of broadband services.  In the third quarter of 2005, the Company activated fewer net new broadband endpoints than in the prior quarter.  This short term slowing in implementations was due to the shift in the mix from new broadband orders received for teleworker solutions to branch office products and services, since branch office solution orders typically have longer implementation cycles than for teleworkers.  The continued replacement of our dialup revenues by broadband revenues may cause our gross margin to decline further.  We expect the trend in our cost of revenues to be similar to that of prior quarters and possibly increase as a percentage of revenues if sales to enterprise customers through partners grow and represent a higher percentage of total revenues. Our operating expenses were lower in the third quarter of 2005 than in the third quarter of 2004 principally due to the cost savings generated from our strategic restructuring in August 2004, which included transitioning parts of our operations to our lower cost Indian subsidiary. We expect our quarterly operating expenses to remain approximately the same as a percentage of revenues during the balance of fiscal year 2005.

In the nine month period ended July 31, 2005, our revenues and expenses decreased compared to the nine month period ended July 31, 2004. Revenues were lower primarily due to a reduction in the volume of dial-up based Internet access minutes that was partially offset by an increase in usage of managed broadband. Cost of revenues was slightly higher as a percentage of revenues period to period due to the increased percentage mix of broadband revenues. Our operating expenses were lower in the nine month period ending July 31, 2005 than in the corresponding period of 2004 principally due to the cost savings generated from our strategic restructuring in August 2004, offset partially by the inclusion of nine months of costs incurred at our Irvine, California facility.   Only eight months of expense from our Irvine location are included in the nine month period ending July 31, 2004 because our acquisition of Axcelerant was not effective until December 2003.

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

Costs and Expenses

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2005	2004	2005	2004
	(Restated)		(Restated)
	(in millions)		(in millions)
Cost of revenues	$5.0	$5.1	$15.0	$15.2
Percentage of revenues	46.0%	41.0%	42.9%	40.6%
Network and operations	$2.2	$2.4	$6.6	$6.4
Percentage of revenues	20.1%	18.9%	19.0%	17.1%
Research and Development	$0.6	$1.2	$1.7	$3.2
Percentage of revenues	5.8%	9.2%	5.0%	8.6%
Sales and Marketing	$2.9	$5.8	$9.1	$15.3
Percentage of revenues	26.6%	46.0%	26.0%	40.9%
General and administrative	$1.9	$1.6	$5.0	$4.7
Percentage of revenues	17.5%	13.1%	14.3%	12.5%
Amortization of purchased intangibles	$0.2	$0.4	$0.7	$1.1
Percentage of revenues	2.2%	3.2%	2.1%	2.9%
Amortization of stock-based compensation	$0.02	$0.08	$0.1	$0.2
Percentage of revenues	0.2%	0.7%	0.3%	0.6%
Restructuring charge	$—	$—	$0.06	$—
Percentage of revenues	—%	—%	0.2%	—%

Cost of Revenues.   Cost of revenues consists of amounts we pay to access the Internet in order to provide remote Internet access services for our customers and to offer other mobile broadband services and includes amortization of the deferred installation costs we incur to provide broadband connectivity to our customers.

Cost of revenues decreased approximately $96,000 in the three months ended July 31, 2005 compared to the three months ended July 31, 2004, representing a decrease of two percent. The decrease was primarily due to decreased volumes of remote Internet access of approximately $1.5 million, and by an increase in broadband cost of sales of approximately $1.4 million, related to our increase in broadband revenues. We expect that during fiscal year 2005 the cost of revenues will increase in absolute dollars as remote Internet access revenues and broadband revenues increase, but be similar to the nine months ended July 31, 2005 as a percentage of revenues.

Cost of revenues decreased approximately $170,000 in the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004, representing a decrease of one percent. The decrease was primarily due to decreased volumes of remote Internet access of approximately $3.7 million partially offset by an increase in broadband cost of sales of approximately $3.5 million due to a related increase in broadband revenues.

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

We have incurred significant losses to date and we expect to continue to incur losses for some period of time. We incurred net losses of approximately $2.0 million and $3.3 million for the three and nine months ending July 31, 2005, respectively, and $40.7 million for the ten months ending October 31, 2004. As of July 31, 2005, we had an accumulated deficit of $174.4 million.

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

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined as a company’s controls and other procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. At the time of the original filing of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2005, which is amended by this amendment, our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for that purpose.

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

As a result of this discovery and subsequent evaluation, the Company has determined that its disclosure controls and procedures were not effective as of July 31, 2005.

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

•                  Enhance closing procedures to provide for more rigorous review of all account reconciliations and journal entries.  To address this goal, the Company is assessing the skill levels in its accounting personnel to ensure that when reviews are performed, assigned staff members have the requisite skills and experience to perform an effective review.  For accounting reviews related to broadband revenues and cost of revenues processes, a second review—performed by the Irvine Controller (to be hired) or the Vice President of Finance until the Irvine Controller is hired—in addition to the Corporate Controller review, will be performed for the quarterly period ending October 31, 2005.

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

ITEM 6.                             EXHIBITS

(a)          Exhibits

Exhibit		Incorporated by Reference				Filed or Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
31.01	Rule 13a-14(a)/15d-14a certification of Registrant’s Chief Executive Officer, dated September 9, 2005.	10-Q		31.01	9/9/05
31.02	Rule 13a-14(a)/15d-14a certification of Registrant’s Chief Financial Officer, dated September 9, 2005.	10-Q		31.02	9/9/05
31.03	Rule 13a-14(a)/15d-14a certification of Registrant’s Chief Executive Officer, dated September 26, 2005.					☒
31.04	Rule 13a-14(a)/15d-14a certification of Registrant’s Chief Financial Officer, dated September 26, 2005.					☒
32.01*	Section 1350 certification of Registrant’s Chief Executive Officer, dated September 9, 2005.	10-Q		32.01	9/9/05
32.02*	Section 1350 certification of Registrant’s Chief Financial Officer, dated September 9, 2005.	10-Q		32.02	9/9/05
32.03*	Section 1350 certification of Registrant’s Chief Executive Officer, dated September 26, 2005.					☒*
32.04*	Section 1350 certification of Registrant’s Chief Financial Officer, dated September 26, 2005.					☒*

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

GoRemote Internet Communications, Inc.

/s/ DANIEL W. FAIRFAX
Daniel W. Fairfax
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed or Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
31.01	Rule 13a-14(a)/15d-14a certification of Registrant’s Chief Executive Officer, dated September 9, 2005.	10-Q		31.01	9/9/05
31.02	Rule 13a-14(a)/15d-14a certification of Registrant’s Chief Financial Officer, dated September 9, 2005.	10-Q		31.02	9/9/05
31.03	Rule 13a-14(a)/15d-14a certification of Registrant’s Chief Executive Officer, dated September 26, 2005.					☒
31.04	Rule 13a-14(a)/15d-14a certification of Registrant’s Chief Financial Officer, dated September 26, 2005.					☒
32.01*	Section 1350 certification of Registrant’s Chief Executive Officer, dated September 9, 2005.	10-Q		32.01	9/9/05*
32.02*	Section 1350 certification of Registrant’s Chief Financial Officer, dated September 9, 2005.	10-Q		32.02	9/9/05*
32.03*	Section 1350 certification of Registrant’s Chief Executive Officer, dated September 26, 2005.					☒*
32.04*	Section 1350 certification of Registrant’s Chief Financial Officer, dated September 26, 2005.					☒*

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