Form 10-K
period 2005-10-31
GoRemote Internet Communications, Inc.
filed 2006-01-17
CIK 1059155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from November 1, 2004 to October 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15() OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27871

GoRemote Internet Communications, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0368092
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

1421 McCarthy Blvd., Milpitas, California	95035
(Address of Principal Executive Offices)	(Zip Code)

(408) 955-1920

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

As of December 31, 2005, 42,162,380 shares of Common Stock of registrant were outstanding. The aggregate market value of the shares held by non-affiliates of the registrant (based upon the closing price of the Registrant’s Common Stock on April 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, of $1.45 per share) was approximately $49.0 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended October 31, 2005, are incorporated by reference in Part III hereof.

GoRemote Internet Communications, Inc.

2005 Form 10-K Annual Report

Table of Contents

PART I
ITEM 1.	BUSINESS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

REPORT OF BDO SEIDMAN, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PART I

ITEM 1. BUSINESS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this report entitled “Factors That May Affect Future Results,” that could cause actual results to differ from those discussed in the forward-looking statements. For example, we make statements of our expectations about our market, operations, and product development.  Many forward-looking statements in this report are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” and similar expressions. In addition, any statements that refer to expectations, projections, goals or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to update these forward-looking statements except as required by law. You are urged to review carefully our various disclosures, in this report and in other reports filed with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our business.

Overview

We provide secure managed broadband and remote access services to enterprises and service providers. Our solutions enable enterprises to securely, reliably, and cost-effectively extend their corporate networks and applications to mobile and remote workers outside the corporate firewall. These workers include mobile professionals such as sales professionals, project managers and engineers; teleworkers, including call center agents; telecommuters; and employees in branch offices and retail locations. We provide comprehensive and integrated managed broadband and global remote access services that include: intelligent client software; multiple network access types, including fixed broadband such as DSL and Cable, Wi-Fi and dial-up; security capabilities that ensure security policy compliance by remote workers and end-point devices; a real-time network management console; end-to-end managed and value-added services including managed security services; and network design, deployment, monitoring, and technical support. Our products and services enable enterprises to increase critical business application performance, reduce the cost, complexity and risk of remote office networking, and to maximize the productivity of mobile and remote workers.

GoRemote Internet Communications, Inc. is a Delaware corporation that was organized in 1994 under the name GRIC Communications, Inc., conducted its initial public offering in 1999, and changed its name to GoRemote Internet Communications, Inc. in 2004.  In December 2003, we acquired Axcelerant, Inc., a privately-held provider of broadband Internet remote access services and managed security services. In May 2004, we changed our corporate name from GRIC Communications, Inc. to GoRemote Internet Communications, Inc. to reflect our current vision and service offerings.

Most of our revenue comes from providing settlement and clearing-house services for our customers. We provide services over a heterogeneous virtual network known as the GoRemote Global Network. As of October 31, 2005, the GoRemote Global Network included approximately 25,000 Internet access-dialing locations, over 25,000 public wireless fidelity—or WiFi—hotspots and approximately 1,600 public broadband access points in approximately 150 countries. Through the acquisition of Axcelerant, we added a virtual broadband cable modem and digital subscriber line (DSL) network that spans the United States and Canada. This network is an aggregation of the networks of approximately 150 broadband providers, including virtually all of the leading cable companies, incumbent local exchange carriers (ILECs) and competitive local exchange carriers (CLECs) in the United States. By utilizing this virtual network, we are able to provide comprehensive coverage in the United States and Canada for enterprises requiring broadband branch office, retail location and teleworker solutions. We created the GoRemote Global Network by forming contractual relationships with approximately 500 access providers—Internet service providers, cable companies, DSL companies and telecommunication companies. These providers, which we refer to as the GoRemote Global Network members, are able to share their communications networks. Our customers, who are enterprises, value added resellers (VARs) and service provider resellers, benefit from the resulting virtual network, which delivers secure, managed broadband services and mobile Internet access cost-effectively. Our member providers benefit from the GoRemote Global Network because we manage this virtual network and provide settlement services. We have established common technical, service and payment standards to settle charges that our customers incur when their end users access the network facilities of GoRemote Global Network members to conduct Internet-based communications, such as Internet roaming. We intend to continue developing our service offering to introduce new Internet-based remote communications services that may be adopted, deployed and managed on a global scale across the GoRemote Global Network.

Our common stock is traded on The Nasdaq National Market (symbol: GRIC). Our Web site can be accessed at www.GoRemote.com.

Agreement to Merge with iPass

On December 9, 2005, the Company entered into a definitive merger agreement with iPass Inc., under which the Company would become a wholly owned subsidiary of iPass.

Under the terms of the agreement,  iPass will acquire all of the outstanding shares of the Company’s common stock for a cash amount of $1.71 per share and all of the outstanding shares of the Series A preferred stock for a cash amount of $3.37 per share.  In addition, iPass will either assume the Company’s outstanding stock options according to the formulas contained in the agreement or replace those stock options with reasonably equivalent stock options with similar terms.  The merger will be taxable to the Company’s stockholders.

The agreement and merger have been unanimously approved by the Company’s board of directors.  In addition, some of the Company’s executive officers and directors and their affiliated funds, who together hold approximately 17.6% of the outstanding shares of the Company’s common stock, have agreed to vote their shares in favor of the Merger and against any competing or opposition proposal. The consummation of the Merger is subject to the approval of the Company’s stockholders, receipt of necessary approval under U.S. antitrust laws and other closing conditions specified in the agreement.

Industry Background

Growth of the Demand for Managed Broadband and Global Remote Access Solutions

We expect that demand for secure managed broadband and global remote access solutions will increase as a result of factors such as:the increasing mobility of the global workforce, the rapid growth in the number of mobile and remote workers relative to the total workforce; the increasing number of remote sites as enterprises continue to shift people and facilities from corporate headquarters to remote sites as a means of lowering costs and increasing business continuity; the growth in the number of Internet-protocol (IP) applications; the increasing importance of data communications in the business world; the increasing adoption of broadband virtual private networking, or VPN, technologies overall and specifically as a cost-effective replacement for more expensive frame relay and/or private lines; and the rising cost and complexity for enterprises of managing and supporting their growing mobile and remote workforces, which in turn is driving increased adoption of managed or outsourced network and remote access solutions.

The Yankee Group Mobile User Survey reports that on average, US businesses spent $5.7 million on wireless voice and data services in 2005. For companies with more than 500 employees, 40% of employees are mobile workers. This translates to just less than 50 million mobile workers in the United States.  International Data Corporation, a leading industry analyst firm, forecast in a 2005 report that the mobile worker population will increase from more than 650 million worldwide in 2004, to more than 850 million in 2009, representing more than one-quarter of the global workforce. The report also predicts that nearly 70% of the U.S. workforce will be mobile by 2009. Strategy Analytics, Inc., a global research firm, estimates that global revenues from mobile data will grow from approximately $61 billion in 2004 to just over $189 billion in 2009.

Other recent market research from Forrester Research indicates that enterprises are increasingly turning to managed service providers to deliver secure Internet protocol virtual private networks (IP VPNs) for business use.  It states that IP VPNs provide both business and technology benefits over traditional VPN technologies such as Frame Relay and ATM.  These benefits include low cost connectivity, increased productivity and better compliance.  Furthermore, in 2005, 50% of North American enterprises plan to purchase or upgrade VPNs, and more than 50% of surveyed North American enterprises plan to use IP VPNs to replace legacy connectivity in whole or in part.

Adoption of technologies and services that are highly supportive of remote working—such as security, video conferencing, and Voice over IP (VoIP)—is increasing. According to PointTopic Ltd., a provider of broadband communications services information, , broadband value-added services for business users showed revenue growth of just over 60% in 2004.

According to the 2005 “Network World 500” study, an annual study on the leading technology and management issues facing networking and IT executives in 500 corporations, mobile working support is no longer a matter of how many organizations support it, but the degree to which mobile computing requirements and support have infiltrated the organization.

The study revealed that more than 43% of enterprises confirm that 50% or more of their workers will require remote and/or mobile access within two years.

We expect rising demand for managed or outsourced remote access services as a result of the increased security risks, complexity and costs of managing and supporting the growing ranks of mobile and remote workers. This reflects the overall trend toward increased usage of outsourced IT services. In a 2004 study, research firm Gartner estimated that global IT services spending will reach $1.3 trillion in 2008, up from $1.1 trillion in 2003. Gartner noted that nearly 26% of that total amount was outsourced in 2003 and estimated that the outsourcing percentage is expected to grow to nearly 33% by 2008. Companies around the world are turning to outsourcing to help reduce or stabilize costs, access advanced technology, compensate for a lack of skilled IT workers, improve business efficiency, meet earning projections, tie technology to business value, and remain competitive in the global marketplace.

Enterprise Challenges Associated with Providing Secure Remote Access for the Growing Remote Workforce

Enterprises face three major challenges associated with providing secure, reliable remote access for their growing mobile and remote workforce, particularly those with global operations or globally mobile work forces:

Escalating security risks.  According to the 2005 “Network World 500” study, security was the most frequently mentioned challenge. Bolstering security remains the top concern for the fourth year in a row, with more than 84% of the respondents designating security as the primary concern. Internet-based remote access exposes enterprises to malicious and undesired security threats. These threats are growing as hackers find new ways to penetrate corporate networks and as “always-on” broadband access and new wireless access technologies including Wi-Fi become more popular. Computer virus attacks cost global businesses an estimated $55 billion in damages in 2003, a sum that is expected to increase rapidly in the years to come, according to anti-virus firm Trend Micro. ICSA Labs, a subsidiary of security firm TruSecure, reported in a recent study that companies suffered extensive virus infections in 2003 and spent on average almost $100,000 to clean up each attack. According to the CERT Coordination Center, a government-funded security group, the number of security incidents skyrocketed from 21,756 in 2000 to 137,529 in 2003. The latest Computer Security Institute/FBI Computer Crime and Security Survey identified Internet connections as the most frequent point of attack on corporate networks. Despite their concerns about security challenges, enterprises must enable mobile and remote workers to access corporate information and applications.

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

Rising total costs of secure remote access.  As the number of mobile and remote workers rises, an enterprise’s total cost of providing secure remote access for mobile and remote workers tends to be significant and growing. The total cost for secure remote access is comprised of three major components:

•                  connectivity costs, including the cost of reimbursing employees for home office broadband and Wi-Fi connectivity;

•                  remote access infrastructure costs including servers, routers, VPNs, authentication and anti-virus software; and

•                  internal staff costs associated with designing and deploying remote networking solutions, as well as the ongoing costs of managing, monitoring and supporting remote workers.

Internal staff costs also include costs of engaging and managing multiple service providers that may be needed for an enterprise to provide a comprehensive secure remote access solution on a national or global basis. Remote access costs can be one-time costs, such as the costs for equipment, installation, and service activation, or recurring costs, such as staff costs for ongoing management and support of the remote access infrastructure and the remote workforce, as well as for access charges. In addition, enterprises face costs related to issues such as network downtime and security breaches.

Enterprise Options and Solution Requirements

Enterprises have two fundamental options for delivering secure remote access to their growing remote workforce. Enterprises may attempt to provide secure remote access by creating, deploying, and managing their own remote access infrastructure, including their own remote access servers. Many enterprises have found this “do-it-yourself” approach to be time-consuming, inefficient and cost prohibitive. A second option, more often favored by global enterprises, is to engage one or more service providers to provide partial or full help with the remote access solution. In some cases, enterprises engage service providers only for connectivity or access services while in other cases enterprises utilize service providers for connectivity and access services as well other services such as managed security services, remote network monitoring and trouble-shooting, and management of remote access devices located at network end points.

In either case, a remote access solution for a global enterprise must meet several requirements in order to be useful and effective. Typically, enterprises require security, reliability, broad network coverage, ease of use, management and control, ability to set security and usage policies, multiple forms of access and multiple points of access, flexibility, simplicity and cost-effectiveness.

The GoRemote Solution

GoRemote provides secure, unified and global Internet-based managed broadband and remote communications solutions for distributed enterprises. These enterprise-class solutions significantly streamline and simplify the process of providing business networks and secure remote access for all mobile and remote workers outside the corporate firewall. This includes mobile professionals, teleworkers, telecommuters, work extenders and employees in branch offices and retail locations. Importantly, the GoRemote solution puts much of the managed broadband, remote access, security, and feature control in the hands of the enterprise IT department. For example, enterprise IT managers can establish security and access policies so that only certain employees, such as senior managers, get access to certain information.

We provide three flagship remote office communications solutions. The three solutions are:

•                  our secure mobile office solution, which is designed for business travelers such as sales professionals, consultants, and field engineers;

•                  our secure broadband teleworker solution, which is geared to teleworkers and telecommuters; and

•                  our secure broadband branch office solution, which meets the needs of employees who work remotely in sales offices and field offices as well as in retail locations.

Our solutions integrate a software client, access, security, and remote access management services, along with a comprehensive set of managed and value-added services, providing a comprehensive solution for enterprises with critical remote communications needs. The foundation of our comprehensive solution is the GoRemote Global Network, which we believe is the world’s largest access network with more than 50,000 wired and wireless access points in over 150 countries. GoRemote manages and monitors this shared global network 24 hours a day, 7 days a week. Since December 2003, we also provide access to a virtual broadband cable modem and DSL network that spans the United States and Canada. This network is an aggregation of the networks of approximately 150 broadband providers, including virtually all of the leading cable companies, ILECs and CLECs in the United States. Together, these three offerings provide distributed enterprises with a comprehensive solution for enterprise connectivity outside the corporate firewall.

Our solutions provide the following benefits to customers:

•                  Minimize risks.  GoRemote enables enterprises to minimize the many risks of Internet-based remote access by providing a comprehensive and integrated set of advanced security services and capabilities. This includes managed VPN, managed remote end point services including managed firewall, authentication and policy enforcement capabilities. These security capabilities enable enterprises to take advantage of the cost and reach advantages of the Internet while defending their networks and data from malicious and unintentional attacks. In addition, our Universal Remote Control management console enables enterprises to rapidly pinpoint and resolve potential security breaches. Finally, GoRemote minimizes risks by reducing an enterprise’s reliance on a single service provider’s network.

•                  Lower total costs.  Our solutions enable enterprises to significantly reduce the total costs of providing secure remote access versus in-house or “self-managed” solutions and other service provider offerings. These savings result from lower overall communications costs; significantly lower costs for management, support and administration compared to in-house approaches; and our flexible pricing plans that enable enterprises to achieve the greatest savings on communications costs. Furthermore, our hosted mobile office solution reduces capital expenditures and, like our teleworker and branch office solutions, requires the use of fewer internal IT resources than an in-house solution.

•                  Reduce complexity.  We reduce complexity for enterprises by decreasing the number and variety of internal and external resources required to develop, deploy and manage a global and/or national remote access solution. By providing a one-stop solution with one invoice and one point of contact, we significantly streamline and simplify the challenges of remote access management. This allows enterprises to reduce the time, effort and cost of managing mobile and remote workers.

•                  Maximize productivity.  Our solutions boost the productivity of mobile and remote workers and IT professionals alike. For example, we enable mobile professionals such as sales professionals to be productive from virtually anywhere, and at any time. We also boost productivity by enabling remote workers, such as employees in branch offices, to obtain enhanced levels of performance by remotely accessing data-intensive applications running behind the corporate firewall such as customer relationship management applications. In addition, our solutions increase the productivity of IT and networking professionals by enabling them to reduce the amount of time and effort they spend managing, administering and supporting their mobile and remote workers.

•                  Rapid ROI.  We enable enterprises to achieve a significant and rapid return on their investment in our services. This rapid ROI is enabled by an almost immediate reduction in communications, management and support costs for delivering an enterprise-scale remote access solution.

Vision

Our vision is for mobile and remote workers to be able to work productively and effectively, regardless of their location. We are turning this vision into reality by providing a comprehensive, integrated and reliable solution enabling mobile and remote workers to securely access a full array of corporate resources and to communicate and collaborate effortlessly with customers, colleagues, partners and others.

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

•                  access via a variety of devices, such as laptop computers, personal digital assistants (PDAs), and smart phones, as well as desktop workstations;

•                  industry-leading security services and capabilities including managed IP VPN; managed remote end point services; and firewall, authentication, anti-virus, and policy enforcement capabilities;

•                  a ubiquitous, highly reliable and cost-effective global network that can be accessed from anywhere in the world and is managed by GoRemote for quality, speed and reliability;

•                  the ability for enterprise IT managers to proactively manage, monitor and support mobile/remote workers, security, and usage policies via a single, easy- to-use management platform;

•                  end-to-end managed and value-added services including network engineering; managed security services including managed IP VPN, managed remote end point, firewall services; remote network monitoring; and 24x7 technical support;

•                  technology neutrality, allowing the seamless incorporation of new access methods, access devices and networks as they become available and commercially viable; and

•                  convenient billing options, including a single bill for all services and networks used, and flexible pricing to suit any enterprise or remote user.

Solutions and Services

Solutions

Our solutions and services enable mobile corporate employees and remote workers to access corporate and Internet resources anywhere in the world with ease, security of data and predictable costs. We provide the following flagship solutions to our customers:

•                  Mobile office solution.  Our hosted mobile office solution enables business travelers such as sales professionals, consultants, engineers and many others to securely, reliably and cost-effectively access their email, corporate Intranet and other corporate applications virtually anywhere, anytime. The mobile office solution features easy-to-use, intuitive client software; multiple access methods including Wi-Fi, GPRS, GSM, cable, DSL, ISDN, PHS and dial-up; integrated security capabilities that protect valuable corporate information assets; and our Universal Remote Control real-time remote access management console.

•                  Broadband teleworker solution.  We enable teleworkers to securely access critical business applications using VPN technology over high-speed, low cost cable and DSL Internet connections. By having their home teleworkers replace or augment inefficient home office dial-up connections with our managed solution, enterprises can achieve significant productivity improvements and cost savings. We design, deploy and manage the teleworker solution from end-to-end. Our broadband teleworker solution, currently available principally in the U.S., features what we believe to be the largest nationwide broadband footprint; industry-leading security and network management capabilities; and comprehensive managed services.

•                  Broadband branch office solution.  By using economical broadband last-mile services to deliver a high-bandwidth service at an affordable price point, we enable enterprises to achieve significant cost savings over traditional frame relay and private networks. Our broadband branch office solution also dramatically increases performance by providing greater throughput and traffic shaping to support data-intensive enterprise applications, including ERP, CRM, point of sale, voice over IP, and more. This solution is designed to securely connect hundreds or thousands of small branch offices or retail locations to an enterprise’s network. Like our broadband teleworker solution, our fully-managed broadband branch office solution features what we believe is the largest nationwide broadband footprint in the U.S.; industry-leading security and network management capabilities; and comprehensive managed services.

Services

We deliver our flagship solutions by integrating a set of services, based on best-of-breed technology from GoRemote and our technology and network partners. These services include:

•                  Access Services.  We enable mobile and remote workers to access their corporate networks using multiple access types including cable, DSL, Wi-Fi, GPRS, IDSN, PHS and dial-up. This “universal access” capability gives enterprises and their remote workers the highest degree of flexibility and convenience. In addition to providing multiple access modes, we also enable mobile and remote workers to access their corporate networks from virtually anywhere. As of October 31, 2005, our global shared network includes more than 50,000 wired and wireless access points in over 150 countries. This includes over 26,000 mobile broadband access points, of which approximately

25,000 are Wi-Fi hotspots and 1,600 are hotel Ethernet access points. Since December 2003, we also provide enterprises with access to a virtual broadband cable modem and DSL network that spans the United States and Canada. This network is an aggregation of the networks of approximately 150 broadband providers, including virtually all of the leading cable companies, ILECs and CLECs in the United States.

•                  Software Client User Interface.  We provide an easy-to-use, intuitive user interface that is installed on mobile or remote workers’ laptops, PDAs or desktop computers. Our software client makes it easy for mobile professionals and teleworkers to easily and securely access their corporate applications and information and become productive quickly. The software client features integrated security features that ensure that mobile or remote workers adhere to corporate security policies. For example, the client automatically will not connect to the corporate network if the mobile or remote worker’s VPN is not engaged.

•                  Security Services.  Our “Total Security Protection” system is a comprehensive and integrated policy-based security system for remote access. Total Security Protection enables enterprises to reduce remote access risks and complexity while maximizing mobile and remote worker productivity. It consists of advanced security products from best-of-breed enterprise vendors, including unique policy enforcement and automatic remediation capabilities from Sygate, Inc. GoRemote tightly integrates these products into a seamless, end-to-end security system that enterprises can control via our Universal Remote Control management console. Total Security Protection significantly strengthens the security capabilities of GoRemote’s family of mobile, teleworker and branch office solutions. The system is fully compatible with all popular VPNs and integrates seamlessly with enterprises’ existing security infrastructures. Enterprises can create a customized Total Security Protection service that is tailored to their unique needs.

•                  Universal Remote Control.  Our Universal Remote Control is a real-time secure web portal that unifies all the functionality that enterprise IT managers need to proactively manage, monitor and support mobile or remote workers—such as administration, remote provisioning, support, and billing—and delivers them through a single, easy-to-use management platform. The Universal Remote Control gives enterprise IT and networking departments unprecedented control over and visibility into remote access to ensure that their mobile or remote workforce stays productive, connected, and secure. Armed with the Universal Remote Control, enterprise and IT managers can pro-actively manage and monitor their remote access networks and pinpoint potential security breaches in real-time; provision new users and modify services available to existing users without having to do client re-installs; access invoice, transaction and other financial records; ensure that network problems are identified and resolved quickly by entering and viewing trouble tickets; and generate a variety of custom reports.

•                  Managed and Value-Added Services.  We provide a comprehensive set of managed and value-added services including network engineering; managed security services including managed VPN, managed remote end point, firewall and authentication services; monitoring; and 24x7technical support. These services ease enterprises’ management and administrative burdens, thereby reducing the time, effort and cost of delivering enterprise-scale broadband and global remote access solutions.

The GoRemote Global Network

The network over which we provide our solutions and services is the GoRemote Global Network, a managed virtual global network. The GoRemote Global Network is one of the world’s largest access networks with more than 50,000 wired and wireless access points in approximately 150 countries. As of October 31, 2005, the GoRemote Global Network included more than 26,000 mobile broadband access points. Of these, approximately 25,000 are Wi-Fi hotspots and 1,600 are hotel Ethernet access locations. Additionally, the GoRemote Global Network provides what we believe is the most extensive aggregated broadband footprint in North America, including Wi-Fi, DSL and cable modem coverage.

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

Customers

Our solutions are used by corporate enterprises of all sizes worldwide as well as by individuals who obtain Internet services through our global service provider resellers. We market and sell our solutions directly to corporate enterprise customers, as well as through our service provider resellers and value added resellers. Corporate enterprise customers include Novartis Pharmaceuticals Corporation, Schering Sales Corporation, The Procter & Gamble Company, Networking & Computing Services, a division of Johnson & Johnson Services, Inc., Merrill Lynch, Amgen, Inc., Philip Morris Incorporated. La Petite Academy, Inc., Texas EZ Corp., and Schwan’s Sales Enterprises, Inc. Service provider resellers include Fiberlink Communications Corporation, AT&T Global Communications Services, Inc., Transatlantic Web Services, Inc. (a subsidiary of America Online, Inc.), Sony Communication Network Corporation, MCI, NTTPC Communications, Inc., Telstra Corporation Limited, Singapore Telecommunications Limited, Global Crossing North America, Inc., and Toshiba America Information Systems, Inc.  Value-added resellers include HKCON.NET Limited, Cable and Wireless IDC, Inc., Community Internet Plc., CRC Solutions Corp., Tempest Telecommunications International, Inc., PSINet Switzerland Sarl, Aicent, Inc., Redstone Communications Limited, Hewlett-Packard Gmbh, and Dial Internet Ltd.   In fiscal 2005, no individual customer accounted for more than ten percent of our revenues.

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

We currently maintain domestic direct sales personnel in California, Connecticut, Georgia, Illinois, Massachusetts, Minnesota, New Jersey, Texas and Virginia and an international direct sales force in China, Hong Kong, Japan and the United Kingdom. The direct sales force is organized into individual regional account teams, which include sales representatives, sales engineers and account managers.

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

•                  joint marketing strategies and programs with our partners; and

•                  advertisements.

Customer Service and Support

We believe that customer service and support are critical to maintaining existing customer relationships and developing relationships with new customers. Our customer service group performs pre-sales support, product installation and customization, technical support and consulting services, and customer training and product maintenance.We provide globally distributed service and support coverage 24 hours-a-day, seven days-a-week.

Research and Development

Our research and development efforts are focused on improving the functionality and performance of our existing Internet-based mobile office communications products. We obtain extensive product development input from our customers and monitor our customers’ needs and changes in the marketplace. We are evaluating alternative methods for determining the feasibility of providing remote Internet access through a variety of broadband and wireless delivery technologies. We continue to certify the interoperability of our products with those of other vendors, particularly virtual private networking companies. In addition, we are developing improved network management capabilities and enhanced end user features as part of our mobile office, broadband teleworker and broadband branch office services offerings.

We believe our success will depend, in part, on our ability to develop and introduce new products and enhancements to our existing products. We have made significant investments and we intend to continue to invest in research and development. Our research and development expenditures were approximately $2.3 million in fiscal 2005, $3.4 million in fiscal 2004 and $2.5 million in 2003. If we are unable to develop new products or enhancements to existing products on a timely basis, or if the new products or enhancements fail to achieve market acceptance, our business, prospects and results of operations will suffer.

We utilize our software development center in Bangalore, India to supplement our software engineering and product development efforts in the United States. As of October 31, 2005, the number of personnel employed by our Indian subsidiary was approximately 100.

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

•                  customer service;

•                  performance;

•                  flexibility; and

•                  scalability.

There are low barriers to entry to new or existing businesses seeking to offer services on the Internet, although a substantial investment of time and resources would be required for a new market entrant to establish a global network. As a result, our business environment is intensely competitive, highly fragmented and rapidly changing. Competition can come from many sources and may be focused on different segments of our business. We compete with companies such as iPass and Fiberlink in the market for Internet roaming and related settlement services.  On December 9, 2005, we announced that an Agreement of Merger had been executed by us and iPass under which we would become an iPass subsidiary.    We also compete with companies such as New Edge Networks, MegaPath and Netifice in the managed broadband services market. There are also large communications service provider companies such as AT&T, Earthlink, Equant and MCI that compete, or have the ability and resources to compete, in our principal market by offering clearinghouse and roaming services. Some of our competitors, such as Fiberlink, AT&T, Equant and MCI, also resell our services.

Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. In addition, a number of these competitors may merge or form strategic partnerships. For example, Earthlink announced in December 2005 that it was acquiring New Edge Networks.  As a result, certain of these competitors may be able to offer, or bring to market earlier, products or services that are superior to our own in terms of features, quality, pricing or other factors. Our failure to compete successfully in any of the markets in which we compete could have a material adverse effect on our business, prospects, results of operations or financial condition or on the price of our common stock.

Government Regulation

We are not currently subject to any federal or state regulations imposed on telecommunications service providers, and we do not believe that we are subject to any local regulations, or any laws or regulations governing access to, or commerce on, the Internet, other than regulations applicable to businesses generally.

United States.  We believe that under United States law, the Internet related services that we provide constitute information services, and are not regulated telecommunications services. Therefore, our services are not currently subject to regulation by the Federal Communications Commission (“FCC”), and by operation of federal preemption law, are also exempt from regulation by state agencies charged with regulating telecommunications carriers. We do not know whether, or the extent to which, our Internet related services may be subject to regulation by the FCC or state telecommunications authorities in the future.

Our customers access and make use of our services through a variety of platforms (e.g. Wi-Fi, dialup modem, cable modem, broadband, etc.). Although we are not regulated as a telecommunications carrier, many of the platforms through which our customers access our services are subject to extensive regulation. Any changes to the regulations governing these underlying platforms may impact the ability of our customers to access our services, as well as related costs. To the extent that our customers in the United States are adversely affected by the combination of increased costs of Internet access and/or transport services, or changes in the availability of services, we cannot be certain that our business will not be adversely affected as well.

Regulatory Treatment of Broadband Access.  A 2005 decision of the FCC limits the obligations of incumbent telephone carriers to provide mandatory unbundled network elements at regulated prices.  In the decision, incumbent telephone carriers are not obligated to lease high capacity access facilities, including the type of broadband access facilities that GoRemote customers may use to obtain service from the Company, in locations where multiple competitors have deployed facilities that duplicate those of the incumbent carriers.  The exact location of these facilities is determined on a case-by-case basis.  The FCC extended its deregulation of broadband facilities to fiber loops deployed to multi-tenant buildings or campuses where the predominant use is residential and to loops with no more than 500 feet of copper (so-called “fiber-to-the-curb” loops). In addition, the FCC exempted the former Bell Telephone Company entities from long distance market entry provisions to the extent those provisions might have imposed a separate obligation to unbundle all fiber or fiber to the curb broadband loops.  These decisions give incumbent local exchange carriers greater control over whether, and at what price, broadband access facilities would be made available to third parties.

In September 2005, the FCC issued an Order (the “WBO”) addressing many of the pending issues related to the regulatory treatment of wireline broadband services used for Internet access.  The FCC’s WBO determined that facilities-based wireline broadband Internet access service is an information service that is not subject to Title II regulations under the Communications Act of 1934, meaning it is not subject to telecommunications service regulation.  Facilities-based wireline carriers are permitted to offer transmission arrangements separate from the wireline broadband Internet access services, but are not required to do so, and, if they offer such services, they are permitted to provide these services through private contracts not subject to significant regulatory oversight Providers must grandfather existing transmission arrangements for a period of one year from the effective date of the WBO.  The FCC’s decision has been challenged in the United States Court of Appeals for the Third Circuit and several petitions for reconsideration of the order are pending before the Commission.  At this time, we are unable to predict the impact, if any, that additional regulatory action on this issue will have on our business.

Regulatory Treatment of Cable Modem Services.  A decision of the U.S. Court of Appeals for the Ninth Circuit, issued in October 2003, vacated in part an FCC declaratory ruling that cable modem services (e.g., cable TV facilities that provide high speed access to the Internet) consisted of information services only, and did not include a separate offering of telecommunications service.  The U.S. Court of Appeals for the Ninth Circuit found that cable modem service included, in part, the offering of telecommunications services.  On June 27, 2005, the U.S. Supreme Court ruled that the FCC’s classification of cable modem services as “information services” without a separate telecommunications component was permissible under the statute.  As a result, cable modem providers are not required to comply with common carrier telecommunications obligations under Title II, and are not obligated to offer such services to other entities such as GoRemote.  At this time, we are unable to predict the impact, if any, that additional regulatory action on this issue will have on our business.

Regulatory Treatment of Wireless Fidelity (Wi-Fi).  Wireless Fidelity or “Wi-Fi” is the most widely used wireless local area network technology operating at a range of 150 to 250 feet. Wi-Fi can be utilized for a variety of services, including a growing number of home, consumer, business and public networking applications, as well as such demanding applications as wireless multimedia video transmission and broadcast MPEG. Wi-Fi operates on an unlicensed basis and allows for high speed data transfer. Users of mobile devices with Wi-Fi capabilities can establish high-speed wireless Internet connections within buildings or spaces, commonly called “hot spots,” where Wi-Fi technology has been deployed. Hot spots typically rely on high-speed landline technologies, such as T-1 lines, DSL, or cable modems, to connect to the PSTN and Internet. Because the technology allows consumers to obtain high-speed wireless Internet connections within certain locations, it has the potential to act as both a substitute and a complement to data services offered over mobile telephone networks. Despite the FCC’s jurisdiction over the use of this technology, it is, as stated, currently unlicensed by the FCC. At this time, we are unable to predict the impact, if any, that future regulatory action on this issue will have on our business.

Regulatory Treatment of Voice Over Internet Protocol (IP) Services or IP Enabled Services.  Currently, the FCC and most state regulators do not treat voice services relying on IP as telecommunications services. A number of providers are using IP-enabled services to compete with voice services, and some providers using IP-enabled services may be avoiding certain regulatory obligations or access charges by other carriers that might otherwise be due if such IP-enabled service offerings were subject to regulation. In March 2004, the FCC initiated a rulemaking proceeding to address the regulatory treatment of voice over IP services.  The FCC determined that VoIP services are subject to its exclusive jurisdiction and precluded states from regulating VoIP services.  Furthermore, on June 3, 2005, the FCC released a First Report and Order and Notice of Proposed Rulemaking that required VoIP service providers who offer termination of calls to regular telephone numbers to provide “E-911” emergency services to their customers.  And, in September 2005, the FCC issued an Order stating that VoIP service providers are subject to federal requirements allowing the government to monitor communications pursuant to lawful wiretap orders.  These, and any additional proceedings, may lead to an increase in the costs of VoIP (in the absence of forbearance from the same), and may change the compensation structure for IP-enabled services.  At this time, we are unable to predict the impact, if any, that additional regulatory action on this issue will have on our business.

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

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret protection, nondisclosure agreements and licensing restrictions and arrangements to establish and protect our proprietary rights. We cannot assure you that these forms of protection will be effective. We have been issued United States Patent Number 5,898,780 dated April 27, 1999 for “Method and Apparatus for Authorizing Remote Internet Access,” and United States Patent Number 6,907,032 B2 dated June 14, 2005 for “Method for Selecting Terminating Gateways for an Internet Telephone Call Using a Tree Search.”  We have other U.S. patents pending. We cannot assure you that patents will issue from the pending applications or, if any patents are issued, that they will be sufficiently broad to protect our technology adequately. We have a number of trademarks and trademark applications and use copyright and trade secret protection to protect our software and other original works.

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

Trademarks

Axcelerant, GRIC and “Technology that brings intelligence to the Internet” are our registered trademarks. “Empowering the Mobile Office,” Global Reach Internet Connection, GoRemote, GoRemote AAS, GoRemote AADR, GoRemote Alliance, GoRemote Alliance Network, GoRemote ARS, GoRemote Branch Office, GoRemote Convergent Services Platform, GoRemote CSP, GoRemote Dashboard, GoRemotedial, GoRemote Expense and Time, GoRemote Global Network, GoRemote Meeting, GoRemote Member logo, GoRemote Mobile Office, GoRemote MobileOffice, GoRemote MobileOffice Enterprise Access, GoRemote MobileOffice Enterprise Productivity, GoRemote MobileOffice Broadband Plus, GoRemote NetAccess, GoRemote NetAuditor, GoRemote NetManager, GoRemotephone, GoRemoteprepaid, GoRemote QMS, GoRemote Remote End Point Security Service, Go Remote Revolution, GoRemote SecureAccess, GoRemote SFA, GoRemotetalk, GoRemote Teleworker Office, GoRemote Total Security Protection, GoRemotetraveler, GoRemote Universal Remote Control, Gttrend, Roaming Streamer, and “Multiple Internet services. One global solution.” are our trademarks.

Employees

As of October 31, 2005, we had 238 full-time employees worldwide. Our future performance depends, in significant part, on our ability to retain existing personnel in key areas such as engineering, technical support, sales and senior management. None of our employees is subject to a collective bargaining agreement, nor have we experienced work stoppage. We consider our relationships with our employees to be good.

International

For financial information regarding geographic operations, see Note 13 to the Consolidated Financial Statements included in this report.

Available Information

We make available free of charge, on or through our Internet address located at www.GoRemote.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file that material with, or furnish it to, the Securities and Exchange Commission. Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We will provide a copy of any of the foregoing documents to stockholders upon request.

ITEM 2. PROPERTIES

We occupy approximately 31,000 square feet of space in Milpitas, California under a lease that expires in February 2008 and approximately 32,000 square feet of space in Irvine, California under a lease that expires in March 2007. We lease sales and support offices in China and Hong Kong, and we lease a research and development office in India. In the event that existing facilities are not adequate for our needs, we anticipate that additional facilities will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results of any of these legal proceedings will have a material adverse effect on our financial condition, results of operations, or cash flows.

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

In November 2005, we received notification that a former employee was seeking a payment of $350,000 in settlement of the claims for non-payment of commission and retaliatory termination for raising the commission claim. We responded by denying his claims.  In December 2005, the former employee filed a lawsuit against us for non-payment of commissions and retaliatory termination, seeking unspecified damages.  We are not able to estimate the amount of any potential damages at this time.  We believe we have meritorious defenses and intend to pursue them vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is traded on The Nasdaq National Market under the symbol “GRIC.” The following table sets forth the range of the high and low sales prices by quarter (based on daily closing prices) as reported on The NASDAQ National Market for the time periods indicated.

	High	Low
Calendar 2003:
First Quarter March 31, 2003	$3.30	$1.47
Second Quarter June 30, 2003	$5.15	$2.08
Third Quarter September 30, 2003	$8.69	$3.67
Fourth Quarter December 31, 2003	$8.15	$4.90
Transitional Period 2004:
First Quarter March 31, 2004	$6.43	$3.06
Second Quarter June 30, 2004	$3.67	$1.60
Third Quarter September 30, 2004	$1.77	$1.20
Month ended October 31, 2004	$1.65	$1.37
Fiscal 2005:
First Quarter January 31, 2005	$2.35	$1.34
Second Quarter April 30, 2005	$1.91	$1.37
Third Quarter July 31, 2005	$1.84	$1.44
Fourth Quarter October 31, 2005	$1.71	$1.28

On October 31, 2005, there were approximately 136 record holders of the Company’s common stock.

Dividends

The Company has never paid cash dividends on its common stock. The Company intends to retain its earnings for use in its business and, therefore, does not anticipate paying any cash dividends on the common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited consolidated financial statements. For the ten months ended October 31, 2004, the data in the table below is restated to reflect the restatement of results for that period. On December 1, 2003, we acquired Axcelerant, Inc. The results of operations for Axcelerant have been included in our financial statements subsequent to the date of acquisition.  In October 2004, we changed our fiscal year end from December 31 to October 31. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Form 10K.

Statements of Operations Data

	Years Ended December 31,			Ten months ended October 31,	Twelve months ended October 31,
	2001	2002	2003	2004	2005
				(restated)
	(in thousands, except per share amounts)
Revenues	$23,694	$34,681	$41,207	$42,173	$44,697
Costs and expenses:
Cost of revenues	13,194	15,220	17,455	18,353	21,460
Network and operations	6,180	4,392	4,029	7,671	8,909
Research and development	5,342	2,802	2,513	3,441	2,322
Sales and marketing	14,260	11,954	14,163	16,421	11,879
General and administrative	8,627	4,996	4,790	5,344	7,581
Goodwill and intangible asset impairment	—	—	—	28,423	—
Amortization of intangibles	—	—	133	1,290	954
Amortization of stock-based compensation (1)	427	168	95	270	121
Restructuring charge (recovery)	7,773	369	(79)	2,468	60
Total costs and expenses	55,803	39,901	43,099	83,681	53,286
Operating loss	(32,109)	(5,220)	(1,892)	(41,508)	(8,589)
Interest income and other, net	779	298	87	125	269
Interest expense	(129)	(60)	—	—	(26)
Operating loss before income taxes	(31,459)	(4,982)	(1,805)	(41,383)	(8,346)
Provision for income taxes	107	39	51	48	3
Net loss	(31,566)	(5,021)	(1,856)	(41,431)	(8,349)
Deemed beneficial conversion dividend on Series A preferred stock	—	(11,781)	—	—	—
Net loss attributable to common stockholders	$(31,566)	$(16,802)	$(1,856)	$(41,431)	$(8,349)
Basic and diluted net loss attributable to common stockholders per share	$(1.59)	$(0.84)	$(0.08)	$(1.02)	$(0.20)
Shares used to compute basic and diluted net loss attributable to common stockholders per share	19,825	20,104	24,115	40,526	41,727

(1)                                  Amortization of stock-based compensation consists of:

Network and operations	$8	$6	$12	$81	$53
Research and development	172	9	10	49	8
Sales and marketing	67	3	13	115	48
General and administrative	180	150	60	25	12
Total amortization of stock-based compensation	$427	$168	$95	$270	$121

Consolidated Balance Sheet Data

	December 31,			October 31,
	2001	2002	2003	2004	2005
				(restated)
	(in thousands)
Total assets	$22,064	$30,610	$91,128	$55,930	$53,093
Long-term liabilities	110	88	114	1,721	2,078
Convertible preferred stock	—	11,752	3,927	—	—
Total stockholders’ equity	14,986	24,976	81,132	41,237	34,321

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the selected consolidated financial information and the consolidated financial statements and notes appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements, such as statements of expected revenues and expenses, that involve many risks and uncertainties. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those detailed from time to time in our filings with the Securities and Exchange Commission and those discussed in this Form 10-K, particularly in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and under “Factors That May Affect Future Results.”

Unless expressly stated or the content otherwise requires, the terms “we”, “our”, “us”, “the Company” and “GoRemote” refer to GoRemote Internet Communications, Inc. and its subsidiaries as a whole.

Restatement of Prior Financial Statements

In the course of preparing our financial results for the month ended September 30, 2005, we identified certain errors in our 2004 and 2005 interim financial statements for the quarters ended January 31, April 30 and July 31, and in the financial statements for the ten months ended October 31, 2004. These errors are more fully described in Note 3 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K. On November 23, 2005, management concluded, with the concurrence of the Audit Committee of the Board of Directors, that due to such errors we should restate our interim financial statements for the ten months ended October 31, 2004, for the first, second and third quarter of the year ended October 31, 2005, and for the corresponding interim periods in the previous fiscal year. All financial information contained in this Annual Report on Form 10-K gives effect to these restatements. We believe that the impacts of adjustments on prior period results are not material to any of those periods, and that our previously issued financial statements continue to be reliable.  Nonetheless, to facilitate period-to-period comparability, we have restated the previously reported quarterly periods to reflect the adjustments.

Change in Fiscal Year End

In October 2004, our Board of Directors approved a change in our fiscal year end from December 31 to October 31. As a result, we filed a Transition Report on Form 10-K/T for the transition period from January 1, 2004 to October 31, 2004 to reflect the change in fiscal year. All financial information contained in this Annual Report on Form 10-K gives effect to this change.

Overview

We provide secure managed broadband and remote access solutions to enterprises and service providers. Our solutions enable enterprises securely, reliably and cost-effectively to extend their corporate networks and applications to mobile and remote workers outside the corporate firewall. These workers include mobile professionals such as sales professionals, project managers and engineers; teleworkers, including call center agents; telecommuters; and employees in branch offices and retail settings. We provide comprehensive and integrated managed broadband and global remote access products and services that include: server and intelligent client software; multiple network access types, including broadband, Wi-Fi and dial-up; security capabilities that ensure security policy compliance by remote workers; a real-time remote access management console; end-to-end managed and value-added services including managed security services; and design, deployment, monitoring, and technical support. Our products and services enable enterprises to reduce the cost, complexity and risk of remote office networking, while maximizing the productivity of mobile and remote workers.

In December 2003, we acquired Axcelerant, Inc., a privately-held provider of broadband Internet remote access services and managed security services. In May 2004, we changed our corporate name from GRIC Communications, Inc. to GoRemote Internet Communications, Inc. to reflect our current vision and service offerings. Our acquisition of Axcelerant did not result in a new reportable segment. The results of operations of Axcelerant have been included in our financial statements subsequent to the date of the acquisition. See “Note 5 to the Consolidated Financial Statements.”

Most of our revenue comes from providing settlement and clearing-house services for our customers. We provide services over a heterogeneous virtual network known as the GoRemote Global Network. As of October 31, 2005, the GoRemote Global Network included approximately 25,000 Internet access-dialing locations, over 25,000 public wireless fidelity—or WiFi—hotspots and approximately 1,600 public broadband access points in approximately 150 countries. Through the acquisition of Axcelerant, we added a virtual broadband cable and DSL data network that spans the United States and Canada. This network is an aggregation of the networks of approximately 150 broadband providers, including virtually all of the leading cable companies, incumbent local exchange carriers (ILECs) and competitive local exchange carriers (CLECs) in the United States. By utilizing this network, we are able to provide comprehensive coverage in the United States for enterprises requiring broadband branch office and broadband teleworker solutions. We created the GoRemote Global Network by forming contractual relationships with approximately 500 access providers—Internet service providers, cable companies, DSL companies and telecommunication companies. These providers, which we refer to as the GoRemote Global Network members, are able to share their communications networks. Our customers, who are enterprises, value added resellers (VARs) and service provider resellers, benefit from the resulting network which delivers secure mobile Internet access cost-effectively. Our member providers benefit from the GoRemote Global Network because we manage this shared network and provide settlement services. We have established common technical, service and payment standards to settle charges that our customers incur when their end users access the network facilities of GoRemote Global Network members to conduct Internet-based communications, such as Internet roaming. We intend to continue developing our offerings to introduce new Internet-based remote communications products and services that may be adopted, deployed and managed on a global scale across the GoRemote Global Network.

We have incurred substantial losses since our inception as a result of expenses associated with building the GoRemote Global Network and related network infrastructure and developing our software products. We had an accumulated deficit of approximately $180.2 million as of October 31, 2005. We cannot assure you that we will achieve or sustain profitability. See “Factors That May Affect Future Results—We have a history of net losses and may incur future losses.”

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

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis. We made estimates of future cash flows, discount rates and asset values to determine our goodwill and customer relationships and other intangible asset impairments. Our broadband service providers are unable to deliver actual accounting information to us on a timely basis at month-end. Due to this delay, which is outside our control, we estimate our revenue and cost of revenues related to broadband connectivity on a monthly basis, and adjust them to actual in the subsequent month after receiving information from our service providers. We also made estimates as to our accounts receivable allowance and reserves, the recoverability of a long-lived assets, potential liability as to certain tax obligations, the loss on a minimum software licensing contract commitment and the period of service we expect on average for our broadband customers. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances when made. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities and reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may vary from what we anticipate, and different assumptions or estimates about the future could change our reported results.

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

We recognize revenues when persuasive evidence of an arrangement exists, service has been provided to the customer, the price to the customer is fixed or determinable, and collection is probable. Mobile remote Internet access services are generally billed on a per-minute basis for usage or at a flat rate per month per user based on negotiated fees. Usage revenues are recognized in the period the services are rendered to end users, and monthly fees are recognized ratably based on the number of days that have elapsed. We have minimum commitment arrangements with some customers. These customers are not contractually entitled to use or otherwise receive benefit for unused service in subsequent periods. Minimum commitment fees are recognized as revenue in the month it has been determined that the minimum commitments have not been achieved, assuming all other criteria for revenue recognition have been met.

Our solutions may also include installation services, the sale of customer premise equipment and managed security services related to our broadband services offerings. Depending on the service provided and the nature of the arrangement, we may charge a one-time, annual or monthly fee for these additional services or deliverables. Revenue from installation services and the sale of equipment is deferred and recognized ratably over the period of expected usage by our customers since we consider these services and products to be an enabler of the related remote access service contracts. Our estimate of expected usage is 30 months for the quarter ended October 31, 2005 and 24 months for all other periods presented. On a quarterly basis, we review this estimate of expected usage based on actual data. In the fourth quarter of 2005 we determined that the period of expected usage of our services by our customers had lengthened to 30 months and as a result we changed the our estimate to 30 months from 24 months.  This change was made effective at the beginning of the quarter ended October 31, 2005.  This lengthening in the period of expected usage was due to a significantly higher customer retention rate than had been our previous experience.  Revenues from managed security services are recognized in the month the service is provided. To a lesser extent, we also derive a portion of our revenues from licenses of our authentication software, related maintenance and support services, and other optional services related to our managed remote access solutions, all of which revenues are recognized ratably over the term of service. These other revenues amounted to five percent or less of total revenues over the last three years. Fees generated from maintenance contracts are recognized over the life of those contracts. The majority of the maintenance contracts cover periods of one to twelve months. Amounts billed in advance of revenue recognition are recorded to deferred revenue as collected. We recognize certain broadband connectivity revenues generated under agency arrangements on a net basis. Product returns and allowances have not been significant.

We provide services over a heterogeneous virtual network, which was created by forming contractual relationships with approximately 500 access providers, including Internet service providers, cable companies, DSL companies and telecommunications companies. These companies may provide us their services under either a reseller or an agency arrangement. In applying our revenue recognition policy we must make judgments with regard to the specific facts and circumstances surrounding each provider relationship to determine which portion of our revenues we provide under a reseller arrangement, where we would record gross revenues and cost of revenues, and which portion of our revenues we provide as an agent, where we would record revenues and cost of revenues combined on a net basis. In exercising our judgment, we evaluate the contractual arrangements and de facto relationships with each provider, together with various other assumptions believed to be applicable and reasonable under the circumstances, to determine whether revenues are gross versus net. We have one significant provider arrangement under which we account for revenues on a net basis.  All other provider arrangements are accounted for on a gross basis.  Our judgments may change as new events occur, as additional information is obtained and as our operating environment changes, any of which could cause a material impact on the revenues that we have reported. Our broadband service providers do not deliver actual accounting information to us on a timely basis at month-end. Due to this delay, which is outside our control, we estimate our revenues and cost of revenues related to broadband services on a monthly basis, using historical six-month moving averages, and adjust them to actual in the subsequent month after receiving information from our service providers. Historically, these adjustments have been immaterial. In addition, we make estimates as to our accounts receivable allowance and reserves, the recoverability of prepaid assets, potential liability derived from certain tax obligations and restructuring expenses. Actual results could differ from those estimates. We record estimated allowances against revenues for returns and cancellations in the same period the revenues are recorded. These estimates are based upon historical analysis of our service level agreements, credit memo data and other known factors for pricing and transaction volume disputes that arise in the normal course of business. To date, allowances pertaining to our current business have not been significant. If the historical data we use to calculate these estimates does not accurately reflect amounts associated with future disputes, our actual revenues could be higher or lower than what we have recognized.

Cost of Revenues.   Cost of revenues represents the amounts paid to Internet service providers, cable companies, DSL companies and telecommunications companies for the use of their networks, and amounts paid to other third party providers of products or services that we include in our solutions. We have entered into minimum purchase commitments with some network service providers for access that we expect to utilize during the term of the contracts. Costs of minimum purchase contracts are recognized as network access expenses at the greater of the minimum commitment or actual usage. If we estimate that the revenues derived from the purchase commitment will be less than the purchase commitment, we recognize a loss on that purchase commitment to the extent of that difference. During the fourth quarter of fiscal year 2005 we established plans to release for sale a new generation of Mobile Office client software, which we expect to be generally available to customers in second half of fiscal year 2006.  In the fourth quarter of fiscal 2005, we recognized a charge to cost of revenues of approximately $1.2 million, including approximately $827,000 for the estimated loss from our minimum license fee commitment to the third party provider of enabling software for our version 5 of our Mobile Office client software and approximately $405,000 related to the impairment of capitalized third party client software development costs.

Allowance for Doubtful Accounts.   We maintain allowances for doubtful accounts for estimated losses from our customers’ inability to make payments they owe us. In order to estimate the appropriate level of this allowance, we analyze historical bad debts, customer concentrations, current customer credit-worthiness, current economic trends and changes in our customer payment patterns. If the financial condition of our customers were to deteriorate and to impair their ability to make payments to us, additional allowances might be required in future periods. If we determine that collection is not probable, revenue is recognized as cash is collected. If our estimates prove too low, our bad debt expense will increase.

Valuation of Long-Lived Assets, Including Intangible Assets.   We evaluate the carrying amount of our long-lived assets, including purchased intangible assets, whenever events or circumstances indicate the amount of the assets may not be recoverable. Determination of impairment of property and equipment and intangible assets is highly subjective and requires significant judgment at many points during the analysis. This analysis is based on our estimate of future cash flows that the assets are expected to generate and their eventual disposition. If we determine that any of these assets have been impaired, the impairment charge will be charged to earnings in the period such determination is made. We have determined that our service offerings have similar economic characteristics and as a result we treat our single operating segment as our sole reporting unit in testing for the impairment of long-lived assets including intangible assets.  During the fourth quarter of fiscal year 2005, we established plans to release for sale a new generation of Mobile Office client software, which we expect to be generally available to customers in second half of fiscal year 2006.  This decision was an indicator that the carrying value, consisting of third party development costs, of our previous generation of Mobile Office client software might not be recoverable.  We performed an impairment analysis as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and concluded that carrying value in the amount of $405,000 was fully impaired as of October 31, 2005 and a corresponding charge was taken to cost of revenues in the fourth quarter of fiscal year 2005.

Valuation of Goodwill.   We test goodwill for possible impairment on an annual basis in our third fiscal quarter and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition and loss of key personnel. In addition, we assess goodwill for recoverability if our market capitalization is less than the value of our net assets. The determination as to whether a write-down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of our future performance. The assumptions supporting the estimated future cash flows, including the number of reporting units, discount rate used and estimated terminal value reflect our best estimates.  We completed a goodwill impairment review in our third fiscal quarter ended July 31, 2005.  We determined that we have one reporting unit and performed Step 1 of the goodwill impairment analysis required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired as of July 31, 2005.  We will continue to test for impairment on an annual basis during our third fiscal quarter and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amount.

Restructuring, Workforce Reductions and Excess Facilities Accrual.   In order to bring our operating expense structure in line with our current level of revenues, in August 2004 we implemented a restructuring, workforce reduction and facilities consolidation plan to improve our operating performance. Restructuring and facilities consolidation costs consist of expenses associated with workforce reductions, consolidation of excess facilities and impairment of leasehold improvements and other equipment associated with abandoned facilities. As of October 31, 2005, $415,000 was accrued for future facilities consolidation costs. In connection with our restructuring plans, we accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee’s position within the Company to calculate the termination benefits to be provided to affected employees. As of October 31, 2005, all affected employees were terminated and there was no remaining accrual for future severance and termination benefits payments.

Results of Operations- (Unaudited)

Restatement of Prior Financial Statements

In the course of preparing our financial results for the month ended September 30, 2005, we identified certain errors in our unaudited interim financial statements for fiscal years 2004 and 2005 and for the ten months ended October 31, 2004. The errors principally related to incorrect recording of cost of revenues for our broadband services.   These errors consisted of our failure to accrue properly a liability for services delivered by third party suppliers to our customers’ end users. In addition, adjustments related to the timing of recognition of certain broadband cost of revenues.  We evaluated the errors in accordance with the quantitative and qualitative guidance set forth in SEC Staff Accounting Bulletin No. 99 and determined, with the concurrence of our Audit Committee, that our previous financial statements as issued were reliable.

Our Audit Committee agreed with management’s decision to correct the aggregate errors by restating our financial statements for the ten months ended October 31, 2004 and the quarters ended January 31, 2005, April 30, 2005 and July 31, 2005 and the corresponding interim periods of 2004.

The following describes these errors in more detail:

1.               Our broadband service providers do not deliver actual accounting information to us on a timely basis at month-end. Due to this delay, which is outside our control, on a monthly basis, we estimate our revenues and cost of revenues related to broadband services and adjust them to actual in the subsequent month after receiving information from our service providers. The accruals that were recorded to reflect these routine estimates did not include an estimate for the cost of services that were contracted for and received, but as to which no invoice was ever delivered from the service provider. These costs, which were principally comprised of monthly recurring Internet access costs, were not properly recognized.

2.               Due to errors on their part, our broadband service providers in certain cases delivered invoices for their services to our customers’ end users.  When these invoice delivery errors were identified in the past, we have provided credits to our customers for service provider costs that they had paid directly to the provider.   Two problems were identified in connection with these previously issued credits (a) we had not properly provided for the related cost of Internet access, thereby understating cost of revenues and accrued liabilities, and (b) when we recorded the credits, we erroneously recorded reductions to revenue instead of reducing accrued liabilities.

3.               We also discovered timing errors in our monthly accounts payable processing.  These errors were of two types: (a) the consistent late posting by one month of certain service provider invoices and (b) the accrual for certain invoices were recorded in the wrong accounting period.  Certain of these errors occurred prior to our December 2003 acquisition of Axcelerant and represent unrecorded assumed liabilities of approximately $494,000 as of the date of acquisition.  These liabilities were recorded as a fiscal 2004 adjustment to the purchase price allocation of Axcelerant and resulted in a corresponding increase to the charge for impairment of goodwill recorded in the ten months and quarter ended October 31, 2004.

Our previously issued consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of stockholders’ equity and cash flows for the ten months ended October 31, 2004 have been restated to correct for these accounting errors. We believe that the impacts of adjustments on prior periods are not material to any of those periods, and that our previously issued financial statements continue to be reliable.  The restatement adjustments (including impairment charges) resulted in a reduction in previously reported net income for the ten months ended October 31, 2004 and a cumulative net reduction to shareholders’ equity as of October 31, 2004 of approximately $725,000.

Restated Financial Statements

Consolidated Statement of Operations Adjustments (in thousands except per share amounts)

	Ten Months Ended October 31, 2004
	As Previously Reported	Restated
Revenues	$42,067	$42,173
Costs and expenses:
Cost of revenues	18,016	18,353
Network and operations	7,671	7,671
Research and development	3,441	3,441
Sales and marketing	16,421	16,421
General and administrative	5,313	5,344
Goodwill and intangible asset impairment	27,929	28,423
Amortization of purchased intangible assets	1,290	1,290
Amortization of stock-based compensation	270	270
Restructuring charge	2,468	2,468
Total costs and expenses	82,819	83,681
Operating loss	(40,752)	(41,508)
Interest income and other, net	125	125
Interest expense	—	—
Operating loss before income taxes	(40,627)	(41,383)
Provision for income taxes	79	48
Net loss	$(40,706)	$(41,431)
Basic and diluted net loss attributable to common stockholders per share	$(1.00)	$(1.02)
Shares used to compute basic and diluted net loss attributable to common stockholders per share	40,526	40,526

Consolidated Balance Sheets (in thousand)

	October 31, 2004
	As Previously Reported	Restated
ASSETS
Current assets:
Cash and cash equivalents	$2,407	$2,407
Short-term investments	15,614	15,614
Accounts receivable, net	7,243	7,243
Inventory	119	119
Deferred installation costs	1,425	1,444
Prepaid expenses and other current assets	725	725
Total current assets	27,533	27,552
Property and equipment, net	1,694	1,694
Goodwill	21,612	21,612
Intangible assets, net	3,876	3,876
Deferred installation costs, less current portion	740	754
Other assets	442	442
Total assets	$55,897	$55,930
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,638	$6,396
Restructuring accrual	434	434
Accrued compensation and benefits	1,061	1,061
Other accrued liabilities	933	933
Deferred revenue	2,741	2,741
Other current liabilities	1,407	1,407
Total current liabilities	12,214	12,972
Deferred revenue, less current portion	1,305	1,305
Restructuring accrual, less current portion	416	416
Total liabilities	13,935	14,693
Stockholders’ equity:
Series A convertible preferred stock,	—	—
Preferred stock	—	—
Common stock	41	41
Additional paid-in capital	213,244	213,244
Deferred stock-based compensation	(201)	(201)
Accumulated deficit	(171,122)	(171,847)
Total stockholders’ equity	41,962	41,237
Total liabilities and stockholders’ equity	$55,897	$55,930

Stockholders’ Equity Adjustments

The restatement adjustments resulted in a cumulative net reduction to stockholders’ equity of approximately $725,000 as of October 31, 2004.

Consolidated Statement of Cash Flows Adjustments (in thousands)

The following table presents selected consolidated statements of cash flows information showing previously reported and restated cash flows for the ten months ended October 31, 2004:

	Ten months ended October 31, 2004
	As Previously reported	As Restated
Net loss	$(40,706)	$(41,431)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of goodwill and purchased intangibles	27,929	28,423
Net changes in assets and liabilities:
Accounts payable and accrued liabilities	(578)	(314)
Deferred revenue	3,271	3,238

Net cash (used in) operating activities	$(7,236)	$(7,236)
Net cash provided by investing activities	3,145	3,145
Net cash from financing activities	1,199	1,199

Overview of Fiscal 2005

During fiscal 2005, we continued to evolve our business model from one based principally on a reseller sales model to a model under which we sell a significant portion of our services directly and through third parties to enterprise customers. During the twelve months ended October 31, 2005 and 2004, 65 percent and 46 percent, respectively, of our revenues was derived from services sold to enterprise customers both directly and indirectly through third parties.

In fiscal 2005, our revenues each decreased compared to the corresponding period in 2004. Revenues were lower primarily due to a reduction in the volume of dial-up based Internet access minutes that was partially offset by an increase in managed broadband revenues. Cost of revenues was higher as a percentage of revenues principally due to the increased percentage of our revenues attributable to broadband services, which generate lower gross margin than our dialup revenues.  During the twelve months ended October 31, 2005, approximately 46% of our revenues were generated by sales of broadband services as compared to 28% in the twelve months ended October 31, 2004.  In addition, the continued replacement of our dialup revenues by broadband revenues may cause our gross margin to decline further.  We also expect our cost of revenues to increase as a percentage of revenues if sales to enterprise customers through partners grow and represent a higher percentage of total revenues. Our operating expenses were lower in fiscal 2005 than in the corresponding period of 2004 principally due to the cost savings generated from our strategic restructuring in August 2004, which included transitioning parts of our operations to our lower cost Indian subsidiary, offset partially by the inclusion of twelve months of costs incurred at our related to the acquired Axcelerant operations, principally located in Irvine, California. Only eleven months of expense from our Axcelerant operations are included in the twelve-month period ending October 31, 2004 because our acquisition of Axcelerant was effective December 2003. We expect our operating expenses to be lower as a percentage of revenues during fiscal year 2006.

We continue to focus on delivering innovative services for our customers to drive revenues and achieve positive earnings. During fiscal 2006 we plan to release additional new value added services, which we expect over time will augment the revenues we earn from our existing customers and, together with expanding the global footprint of the Go Remote Global Network, generate revenues from new enterprise customers. Among the factors that we expect to influence our ability to achieve and sustain profitability will be the effectiveness of our sales and marketing efforts, the timely release of new services and the introduction of new services by existing or new competitors. For a discussion of these and other risk factors, see the section titled “Factors That May Affect Future Results. ”

In fiscal year 2005, the Company activated fewer net new broadband endpoints than in the prior twelve- month period.  This slowing in implementations was due to the shift in the mix of new broadband orders received from predominantly teleworker solutions to branch office products and services and further due to branch office solution orders typically having longer implementation cycles than for teleworker deployments.

As a result of our change of fiscal year from December 31 to October 31, which was effective October 31, 2004, we believe that the most meaningful comparisons of results of operations are periods ending October 31.  We have presented our statements of operations for the year ended December 31, 2003, the ten-month transition period ended October 31, 2004 and the year ended October 31, 2005 in Item 6, “Selected Financial Data.”   In the following discussion, we analyze our results of operations by comparing the ten months ended October 31, 2003 (unaudited) with the ten months ended October 31, 2004 and comparing the twelve month period ended October 31, 2004 (unaudited) with the twelve months ended October 31, 2005.

Comparison of the Year Ended October 31, 2005 to the Twelve Months Ended October 31, 2004 (Unaudited) and Comparison of the Ten Months Ended October 31, 2004 (Restated) to the Ten Months Ended October 31, 2003 (Unaudited)

Revenues

Revenues for the ten-month periods ended October 31, 2003 and 2004, and the twelve-month periods ended October 31, 2004 and 2005 were as follows:

	For the ten months ended October 31,		For the twelve months ended October 31,
	2003	2004	2004	2005
	(unaudited)	(restated)	(unaudited)
		(In millions)
Revenues	$33.5	$42.2	$49.8	$44.7

Total revenues decreased approximately $5.1 million in the twelve months ended October 31, 2005, compared to the twelve months ended October 31, 2004. The decrease was principally due to a reduction in the volume of dial-up based Internet access minutes, corresponding to a revenue decrease of $11.4 million, that was partially offset by increased broadband revenues in the amount of $6.3 million. Our experience leads us to believe that the decline in dial-up revenues from service providers will likely continue. We believe that the rate and magnitude of future declines in dial-up access revenue that may occur over the next twelve months will be less predictable, than in the prior twelve months. However, no single dial-up access customer currently represents ten percent or more of our annual revenue.

Fiberlink Communications Corporation accounted for eight and eleven percent of our consolidated revenues during the twelve months ended October 31, 2005 and the ten months ended October 31, 2004, respectively. Fiberlink is both our customer and in certain markets our competitor, principally with respect to our dial-up access offering. During the second quarter of 2005, Fiberlink obtained direct access in a number of territories that had represented a majority of its dial-up traffic on our network. Traffic from these territories represented approximately $885,000, $475,000, $1,000 and none of our revenues in the first, second and third and fourth fiscal quarters of 2005. We expect to receive no traffic from Fiberlink from these territories in the future. During December 2003, Cable & Wireless USA filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and agreed to sell its assets. Simultaneously, it ceased doing business in the United States. Cable & Wireless USA accounted for 4% of our 2003 revenues.

We expect to increase our revenues derived from sales of our broadband teleworker and branch office solutions.  The new orders we received for broadband services principally related to our Branch Office Services in fiscal year 2005 and our Teleworker Service in fiscal year 2004.  For a new customer, Branch Office Services typically take three to nine months to deploy, whereas Teleworker Service deployments typically range from one to six months.  If this shift in the mix of our services ordered by our new customers continues, we may experience slower growth in our broadband revenues in the next fiscal year.  We also expect a continuing decline in our revenues derived from sales of dial-up Internet access services.   During the next fiscal year, we are uncertain whether the amount of declining dialup revenue will offset the expected increase in revenues derived from sales of our broadband solutions.  Longer term, we currently believe that broadband revenues will grow in an amount that will exceed the amount by which dialup revenues are expected to decline.

Total revenues increased $8.7 million in the ten months ended October 31, 2004 compared to the ten months ended October 31, 2003, which represented an increase of 26%. The increase was principally due to the addition of broadband revenues, principally because of our Axcelerant acquisition, in the amount of $13.0 million during the ten months ended October 31, 2004, offset by reductions in our legacy dialup Internet access service revenues in the amount of $4.3 million. These reductions were primarily due to decreased demand for dialup services. Approximately 31% and 0% of our revenues for the ten-month periods ended October 31, 2004 and 2003, respectively, were generated from sales of broadband and Wi-Fi services. Fiberlink Communications Corporation accounted for 11% and 16% of our consolidated revenues during the ten months ended October 31, 2004 and 2003, respectively. Fiberlink is both a customer and in certain markets a competitor of GoRemote, principally with respect to our dialup remote access offering.

Costs and Expenses

Costs and expenses for the ten-month periods ended October 31, 2003 and 2004, and the twelve-month periods ended October 31, 2004 and 2005 were as follows:

	For the ten months ended October 31,		For the twelve months ended October 31,
	2003	2004	2004	2005
	(unaudited)	(restated)	(unaudited)
		(Dollars in millions)
Cost of revenues	$14.4	$18.4	$21.4	$21.5
Percentage of net revenues	43.0%	43.5%	42.9%	48.0%
Network and operations	$3.1	$7.7	$8.6	$8.9
Percentage of net revenues	9.1%	18.2%	17.3%	19.9%
Research and development	$2.0	$3.4	$3.9	$2.3
Percentage of net revenues	6.0%	8.2%	7.9%	5.2%
Sales and marketing	$11.4	$16.4	$19.2	$11.9
Percentage of net revenues	33.9%	38.9%	38.5%	26.6%
General and administrative	$3.9	$5.3	$6.2	$7.6
Percentage of net revenues	11.0%	12.6%	12.4%	17.0%
Goodwill and intangible asset impairment	$—	$28.4	$28.4	$—
Percentage of net revenues	—%	67.4%	57.0%	—%
Amortization of intangibles	$—	$1.3	$1.4	$1.0
Percentage of net revenues	—%	3.1%	2.9%	2.1%
Amortization of stock-based compensation	$0.1	$0.3	$0.3	$0.1
Percentage of net revenues	0.2%	0.1%	0.6%	0.3%
Restructuring charge (recovery)	$(0.1)	$2.5	$2.5	$0.1
Percentage of net revenues	(0.2)%	5.9%	5.0%	0.1%

Cost of Revenues.  Cost of revenues principally consists of amounts we pay to access the Internet in order to provide remote Internet access services for our customers and to offer other mobile broadband services, including software license royalties, the amortization of enabling third party software development costs and the amortization of deferred installation costs we incurred to provide broadband connectivity to our customers.

Cost of revenues increased approximately $67,000 in the twelve months ended October 31, 2005 compared to the twelve months ended October 31, 2004. During the twelve months ended October 31, 2005, compared to the comparable period in 2004, we experienced an increase in broadband cost of revenues of approximately $4.5 million, related to our increase in broadband revenues, offset by decreased volumes of remote Internet access of approximately $5.6 million.  This net decrease was offset by fiscal 2005 charges totaling $1.2 million related to certain client software costs.  During the fourth quarter of fiscal year 2005 we established plans to release for sale a new generation of Mobile Office client software, which we expect to be generally available to customers in second half of fiscal year 2006.  This decision was an indicator that the carrying value of the capitalized third party software development costs related to our previous generation Mobile Office client software might not be recoverable.  We performed an impairment analysis as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets “ and concluded that carrying value in the amount of $405,000 was fully impaired as of October 31, 2005 and a corresponding charge was taken to cost of revenues in the fourth quarter of fiscal 2005.  In addition, we recognized a loss of approximately $827,000 related to minimum commitments payable under a related software license that was also charged to cost of revenues in the fourth quarter of fiscal 2005.

Excluding the impact of the $1.2 million of fiscal 2005 software related charges we expect that the cost of revenues will increase in absolute dollars and as a percentage of revenues during fiscal 2006, as remote Internet access revenues and broadband revenues increase.

Cost of revenues increased $3.9 million in the ten-month period ended October 31, 2004 compared to the same period in 2003, which represented an increase of 27%. Approximately $5.7 million was from our broadband products and services due to the inclusion of ten months of 2004 activities from our Axcelerant operations, including amortization of deferred installation costs. Cost of revenues for our remote Internet access products and services fell by $1.8 million over the ten-month period.

Network and Operations.  Network and operations expenses consist of salaries and benefits, depreciation on network equipment, allocated facility and management information systems expenses, administrative expenses, costs of co-location of network equipment and leased telecommunication lines and other related costs.

Network and operations expenses increased approximately $272,000 in the twelve months ended October 31, 2005 compared to the twelve months ended October 31, 2004, representing an increase of three percent. The increase was due primarily to an increase of approximately $467,000 of professional expenses in our Milpitas facility as a result of outsourcing of certain customer support activities, offset by a reduction of compensation and benefit related expenses of approximately $219,000. We expect network and operations expenses to decrease as a percentage of revenues during fiscal year 2006 as we transition more of our operations activities to our India location.

Network and operations expenses increased approximately $4.6 million in the ten-month period ended October 31, 2004 compared to the same period in 2003, which represented an increase of 148%. Approximately 83% of the increase (or $3.8 million) was due to the inclusion of ten months of 2004 activities from our Axcelerant operations. Increases in professional fees related to post-acquisition integration activities and network systems improvements contributed an additional $98,000 in  2004. Overhead expenses allocation increased by $120,000 net of increases relating to the Irvine facility, due to staffing reductions and a trend of moving network and operations personnel offshore.

Research and Development.  Research and development expenses consist of salaries and benefits, allocated facility and management information systems, depreciation costs, outside consultants, facilities costs, administration and other related costs.

Research and development expenses decreased approximately $1.6 million in the twelve-month period ended October 31, 2005 compared to the same period in 2004, which represented a decrease of 41%. The decrease was primarily due to a reduction of compensation and benefits-related expenses of $1.3 million as a result of the shifting of research and development headcount to India and a reduction of overhead expenses allocation of $364,000, offset by an increase in facility and equipment related costs in of approximately $55,000, primarily in India.

We expect research and development expenses to increase in absolute dollars and as a percentage of revenues in fiscal 2006 as we increase the number and scope of our research and development projects.

Research and development expenses increased approximately $1.4 million in the ten-month period ended October 31, 2004 compared to the same period in 2003, which represented an increase of 70%. Approximately 62% of the increase (or $871,000) was due to the inclusion of ten months of 2004 activities from our Axcelerant operations. Another $548,000 in additional expenses over the same period in 2003 can be attributed to our development center in India as we continue to transfer the research and development processes. Facilities allocation reduction of $100,000, net of increases relating to our Irvine location, was also attributed to the shifting of research and development personnel to India.

Sales and Marketing.  Sales and marketing expenses consist of salaries and benefits, allocated facility and management information systems costs, travel and entertainment costs, costs for marketing and promotional programs, outside consultants, commissions earned by sales and marketing personnel, and costs associated with domestic and international sales offices and other related costs.

Sales and marketing expenses decreased $7.3 million in the twelve-month period ended October 31, 2005 compared to the same period in 2004, which represented a decrease of 38%.  The decrease was primarily due to a reduction of compensation and benefits and travel and entertainment expenses of approximately $3.0 million and $257,000, respectively, as a result of the August 2004 strategic restructuring.  In addition, there was a $2.7 million reduction of advertising and marketing programs in 2005 as we realigned our marketing programs and our facility allocation decreased by $804,000 as a result of lower facility costs and reduced personnel.

We expect the overall amount of sales and marketing expenses to decrease slightly in absolute dollars and as a percentage of revenues in fiscal 2006 as we shift our sales strategy from predominantly an indirect sales channel to both indirect and direct sales efforts and realize some of the residual benefits from the reorganization of our sales force implemented in the prior year.

Sales and marketing expenses increased $5.0 million in the ten-month period ended October 31, 2004 compared to the same period in 2003, which represented an increase of 44%. Approximately 34% of the increase, or $1.7 million, was due to the inclusion of ten months of 2004 activities from our Axcelerant operations. In September 2003, with the hiring of a VP of Marketing, the company implemented a significant marketing program that resulted in an increase of approximately $1.5 million in advertising and promotional programs as compared to the first 10 months of 2003. Also contributing to the increase in 2004 was a $600,000 increase in compensation and benefits associated with an expanded sales force targeting the enterprise market. Professional fees related to foreign location audit and tax fees and other sales support consulting increased $166,000 over the same period last year. Overhead expenses allocation in 2004 increased by $357,000 over the same period in 2003 net of increases relating to Irvine.

General and Administrative.  General and administrative expenses consist of general corporate and facility costs and Sarbanes-Oxley compliance costs, as well as salary, benefits and related costs for executive, finance, legal, administrative, human resources, investor relations and management information systems functions and provisions for uncollectible receivables.

General and administrative expenses increased approximately $1.4 million in the twelve-month period ended October 31, 2005 compared to the same period in 2004, which represented an increase of 22%.  The increase was due primarily to: a net increase in facility allocation expenses of $1.1 million, as a result of the reallocation of facilities costs for network operations and research and development activities as a result of our strategic workforce reduction; an increase in the allowance for doubtful accounts of $80,000, compared to a reduction of approximately $235,000 during the same period in 2004; and an increase of $487,000 in professional fees primarily due to legal fees and services provided by our independent auditors for audit and Sarbanes-Oxley compliance work.  These increases were partially offset by: a decrease of approximately $332,000 due to facility cost reductions resulting from our August 2004 strategic restructuring; lower depreciation of approximately $226,000, as our fixed assets become fully depreciated; and a $187,000 reduction in insurance costs primarily related to lower Directors and Officers insurance.

During fiscal 2006, we expect the amount of general and administrative expenses to decrease in absolute dollars due to a decrease in fiscal 2006 of Sarbanes-Oxley Act of 2002 related implementation costs.

General and administrative expenses increased approximately $1.4 million in the ten-month period ended October 31, 2004 compared to the same period in 2003, which represented an increase of 36%. Approximately 48% of the increase, or $676,000, was due to the inclusion of ten months of 2004 activities from our Axcelerant operations. Increased spending in professional fees primarily related to services provided by our independent auditors and consultants for audit, tax and Sarbanes-Oxley compliance accounted for $1.1 million of the increase as compared to the same period of 2003. Other increases include $114,000 in travel and entertainment expenses related to the integration of Axcelerant . Offsetting these increases are a $126,000 reduction in insurance costs primarily related to the Directors and Officers insurance and a $235,000 favorable adjustment to our provision for uncollectible receivables following the settlement of the outstanding receivable balance from  an Axcelerant customer following the acquisition of Axcelerant.

Goodwill and Intangible Asset Impairment.  In fiscal 2004 a management analysis determined that a portion of the goodwill and customer relationship intangible accumulated from the Axcelerant acquisition, as adjusted for the restatement discussed in Note 3 was impaired.  A $28.4 million in goodwill impairment related to the Axcelerant acquisition completed December 2003 and a $2.4 million impairment related to the customer relationship intangible were recorded in September 30, 2004.

Amortization of Intangibles.   Amortization of intangibles includes the amortization of the intangible assets acquired in connection with the acquisition of Axcelerant.  Amortization of $1.3 million and $954,000 was recorded in the ten months and twelve months ended October 31, 2004 and 2005, respectively, associated with the purchased intangibles acquired in connection with the acquisition of Axcelerant and the purchase of the GoRemote URL.

Amortization of Stock-Based Compensation.  Some stock options previously granted through December 14, 1999 were considered compensatory because the deemed fair value for accounting purposes was higher than the stock option exercise price as determined by the board of directors on the date of grant. Additionally, in connection with of the acquisition of Axcelerant, we recorded $674,000 of additional deferred stock-based compensation, which will be amortized over the vesting period of the underlying stock options assumed during the acquisition. As a result, we recorded amortization of deferred compensation expense of  approximately $79,000 in the ten months ended December 31, 2003,  $270,000 in the ten-month period ended October 31, 2004 and $121,000 for the twelve month period ended October 31, 2005.  We expect to record amortization of deferred compensation expense of approximately $37,000 in fiscal 2006, related to options assumed by us in connection with our acquisition of Axcelerant.

Amortization of stock-based compensation for the ten-month periods ended October 31, 2003 and 2004, and the twelve-month periods ended October 31, 2004 and 2005 were as follows:

	For the ten months ended October 31,		For the twelve months ended October 31,
	2003	2004	2004	2005
	(unaudited)		(unaudited)
		(In Thousands)
Network and operations	$10	$81	$90	$53
Research and development	8	49	55	8
Sales and marketing	11	115	128	48
General and Administrative	50	25	26	12
	$79	$270	$299	$121

As of October 31, 2005, we had an aggregate of $37,000 of deferred compensation remaining to be amortized. Deferred compensation is amortized on a straight- line basis over the vesting period of the options. We expect amortization of this stock-based compensation to end in fiscal 2006.

Restructuring Charge.  In August 2004, we announced our plans for a three-point strategic roadmap for returning to profitability. These points included focusing our investments on large and midsize enterprise customer growth opportunities, sharpening our go-to-market strategy on value-added managed services and reducing annual operating expenses by creating greater efficiencies in our global organization. The primary driver to the operational efficiencies was the elimination of redundancies from the December 2003 acquisition of Axcelerant. The primary goal of reducing expense levels was to help us preserve cash while managing our cost structure as we focus on selling our leading services and capturing a greater share of enterprise market opportunities. The $2.5 million in restructuring expenses can be broken down as follows: $1.5 million in salary and associated expenses related to costs of severance and benefits from the reduction in force of 70 employees, $650,000 related to the consolidation or ceased use of facilities and $273,000 of abandonment of the Pivot Path software project and related deferred maintenance.

During fiscal 2005, an additional $69,000 provision was accrued for employees who were terminated in the restructuring and had periods of service beyond August 2004, offset by a $9,000 adjustment to leased facilities obligations.  The restructuring accrual was reduced by cash payments of $287,000 for employee severance costs, cash payments of $178,000 for lease payments, and non-cash recoveries of $24,000.  During 2004, $1.3 million of severance payments and $39,000 of lease payments were made and charged to the restructuring accrual.  We expect to pay the excess facilities amounts related to restructuring as follows (in thousands):

Year Ending October 31,	Amount
2006	$174
2007	179
2008	62
$415

In June 2002, we undertook plans to restructure operations in order to streamline operations and reduce operating.  Our June 2002 restructuring consisted of $964,000 related to involuntary employee severance costs, $169,000 related to the termination of lease and other obligations and $43,000 related to the retirement of fixed assets due to a facility closure.

During 2003, the restructuring accrual was reduced by cash payments of $165,000. We recorded a net restructuring benefit of $79,000 during ten months ended October 31, 2003 which reflects the reversal of restructuring related employee severance costs of $164,000, offset by an $85,000 non-cash asset impairment charge recorded and discharged in 2003 for certain leasehold improvements that were abandoned as part of restructuring activities in previous periods. As of December 31, 2004, there were no remaining accruals from our June 2002 strategic restructuring.

Interest Income (Expense) and Other and Taxes

Interest income and other, net, interest expense and taxes for the ten-month periods ended October 31, 2003 and 2004 and the twelve-month periods ended October 31, 2004 and 2005 were as follows:

	For the ten months ended October 31,		For the twelve months ended October 31
	2003	2004	2004	2005
	(unaudited)	(restated)	(unaudited)
		(In Millions)
Interest income and other, net	$0.1	$0.1	$0.1	$0.3
Interest expense	$—	$—	$—	$—
Provision for income taxes	$—	$—	$—	$—

Interest Income and Other, Net

Interest income and other, net, primarily represents interest income on cash balances and on short-term investments, gain on disposition of assets, sales, use and value-added tax and foreign currency remeasurement expense.

Interest income and other, net, increased $200,000 in the twelve months ended October 31, 2005 compared to the twelve months ended October 31, 2004. This increase was primarily due to approximately $204,000 of additional interest income based on higher interest rate yields, a $39,000 decrease in translation adjustment loss during 2005, offset by a $23,000 gain on sales of assets in 2004 which did not reoccur in 2005 and a $19,000 loss on disposition of assets during 2005.

Interest income and other, net, decreased $19,000 in the ten months ended October 31, 2004. This decrease reflects higher value-added tax of approximately $100,000 during 2003 offset by $99,000 in higher gain on the sale of assets during 2003, and a $27,000 increase in translation adjustment loss during 2004.

Interest Expense

Interest expense consists of the amortization of the discount of future facility lease payments related to the ceased use of facilities in connection with the August 2004 restructuring.  The discount was approximately $50,000, which is being amortized over the remaining life of the lease.  During the twelve months ended October 31, 2005, $26,000 of interest expense was recorded.

Income Taxes

The provision for income taxes consists of foreign and state taxes. SFAS Statement No. 109 provides for the recognition of deferred tax assets if realization of these assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. We intend to evaluate the ability to realize the deferred tax assets on a quarterly basis.

Our provision for income taxes was approximately $3,000, $48,000 and $51,000 for the year ended October 31, 2005, the ten months ended October 31, 2004 and the year ended October 31, 2003, respectively, and consisted of state and foreign taxes. As of October 31, 2005, we had net operating loss carryforwards for federal tax purposes of approximately $141 million, which expire in years 2009 through 2024. We also have net operating loss carryforwards for California state tax purposes of approximately $44.4 million, which expire in years 2005 through 2015. We have federal research and development tax credits of approximately $678,000, which expire in years 2009 through 2022 and state research and development tax credits of approximately $646,000, which carry forward indefinitely. See “Note 11 to the Consolidated Financial Statements.”

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

Liquidity and Capital Resources

	Ten Months Ended October 31, 2004	Twelve Months Ended October 31, 2005
Cash and cash equivalents	$2,407	$2,578
Net cash used in operating activities	(7,236)	(1,079)
Net cash provided by (used in) investing activities	3,145	(62)
Net cash provided by financing activities	1,199	1,312

Cash and Cash Equivalents.

Our principal source of liquidity is our cash, cash equivalents and short-term investments. As of October 31, 2005, in addition to our cash and cash equivalents balance of $2.6 million, we had a short-term investment balance of approximately $14.0 million.

Operating Activities

We used approximately $1.0 million, $7.2 million and $674,000 of net cash in operating activities during the twelve months ended October 31, 2005, the ten months ended October 31, 2004 and the year ended December 31, 2003, respectively.  The primary use of our cash was to fund our net operating losses of $8.3 million, $41.4 million and $1.9 million for the twelve months ended October 31, 2005, the ten months ended October 31, 2004 and the year ended December 31, 2003, respectively.  Our net operating losses were reduced for non-cash charges totaling approximately $3.9 million, $32.1 million and $954,000, respectively, primarily related to depreciation, amortization, and fixed asset write-offs in each period, the accrual of a minimum commitment under a software licensing contract in 2005, and charges for impairment of goodwill and purchased intangibles in 2004.  In addition, net cash used in operating activities was reduced to reflect increased in deferred revenue of approximately $1.6 million, $3.2 million and $339,000, respectively, primarily due to the deferral of broadband installation costs, which are amortized over a period of 24 to 30 months, offset by an increase in related deferred installation costs of approximately $974,000, $1.2 million and $98,000, respectively, for the twelve months ended October 31, 2005, the ten months ended October 31, 2004 and the year ended December 31, 2003.Our accounts receivable balances decreased by approximately $1.1million and $539,000 million in the twelve months ended October 31, 2005 and the ten months ended October 31, 2004, respectively, due primarily to aggressive collections efforts and lower billings levels during the periods, with days sales outstanding ranging between 49 and 52 days during the periods, and increased by $1.2 million in 2003 primarily due to the acquisition of Axcelerant in December 2003.  We expect the number of days it takes for us to collect our accounts receivable to lengthen from the periods experienced historically, primarily due to the longer payment cycles generally associated with enterprise customers and the increasing percentage of our revenue base represented by such customers.

Investing Activities

Net cash (used in) provided by investing activities during the twelve months ended October 31, 2005, the ten months ended October 31, 2004 and the year ended December 31,2003, of approximately ($61,000), $3.1 million and ($3.3) million, respectively, was primarily the result of the net liquidation of certain short-term instruments of $1.6 million and $4.3 million, in 2005 and 2004, and net purchases of short-term investment of $4.1 million in 2003, offset by capital expenditures of approximately $1.6 million, $1.1 million and $708,000, in 2005, 2004 and 2003, respectively. In addition, approximately $1.4 million of net cash was provided by the acquisition of Axcelerant in December 2003.

Financing Activities

Net cash provided by financing activities during the twelve months ended October 31, 2005, the ten months ended October 31, 2004 and the year ended December 31, 2003 of approximately $1.3 million, $1.2 million and $2.0 million, respectively, was primarily the result of proceeds of sales of common stock to our employees and option holders.

Commitments.  We have entered into certain operating leases and purchase commitments. The future minimum operating lease and purchase commitments were as follows at October 31, 2005, (in thousands):

Year ending October 31,	Operating Leases	Purchase Commitments	Total
2006	$1,376	$955	$2,331
2007	819	190	1,009
2008	181	—	181
2009	—	—	—
2010 and thereafter	—	—	—
	$2,376	$1,145	$3,521

We lease all of our facilities under operating leases that expire at various dates through 2008. We have entered into certain purchase commitments from suppliers who provide network access, software and related services that are utilized by us in order to deliver our products and services solution.  Purchase commitments include $891,000 of minimum commitments related to a third party software licensing contract that have been accrued in the fourth quarter of 2005 and are included in other accrued liabilities on the balance sheet as of October 31, 2005.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated, except for indemnifications involving infringement of third party intellectual property rights. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as October 31, 2005.

Summary of Liquidity.  We believe that our available cash, cash equivalents and short-term investments of $16.6 million at October 31, 2005, and cash expected to be generated by operations during the next twelve months, will fund planned operations for at least the next twelve months.

On April 19, 2002, we sold 9,036,140 shares of our Series A Convertible Preferred Stock, for $15.0 million, to investors affiliated with H&Q Asia Pacific and Vertex Management. The net proceeds of the offering, after deducting expenses, were $14.2 million. Each holder of Series A Preferred Stock is entitled to receive upon the liquidation of the Company, in preference to holders of common stock, the purchase price of the Series A Preferred Stock of $1.66 per share plus declared but unpaid dividends. The holders will also be entitled to participate with the holders of the common stock in any further distribution of assets until the aggregate amount distributed to the Series A Preferred Stock holders exceeds three and one-half times the amount of the original investment. If, however, the holders would have received in the aggregate less than two times the amount of their original investment, then they will be entitled to receive an additional amount equal to 10% of their original investment for each year since the time of their original investment. At the closing of the transaction, we also issued to these investors warrants to purchase 903,614 shares of Series A Preferred Stock at a purchase price of $1.66 per share, and warrants to purchase 1,355,420 shares of Series A Preferred Stock at a purchase price of $2.49 per share. The warrants are exercisable at any time within five years after the closing. Each share of Series A Preferred Stock is initially convertible into our common stock at any time at the option of the holders on a 1-for-1 basis. Furthermore, the Series A Preferred Stock will convert automatically into common stock upon the earlier of the fifth anniversary of the date of issuance or the 90th consecutive trading day that the closing price of our common stock is at least $8.30 per share. As of October 31, 2005, warrants had been exercised on a net basis as to 527,107 shares of Series A Preferred Stock and simultaneously converted into 369,210 shares of our common stock. In addition, warrants had been exercised on a cash basis as to 225,903 shares of Series A Preferred Stock and simultaneously converted into an equal number of shares of common stock, resulting in aggregate proceeds to us of approximately $487,000. In addition, as of October 31, 2005, a total of 9,631,253 shares of Series A preferred stock had been converted into an equal number of shares of our common stock.

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

Recent Accounting Pronouncements

In June 2005, the FASB issued Statement No. 154 (“FAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles had to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Financial Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 requires asset retirement obligations to be recorded when a legal obligation exists even though the timing and/or method of the settlement of such obligations is conditional on a future event. FIN 47 is effective for fiscal years beginning after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its financial condition and results of operations but does not believe that the adoption will have a material impact.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment,” providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, and the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption. The Company will provide SAB 107 required disclosures upon adoption of SFAS 123R. The Company is currently evaluating SAB 107 and will be incorporating it as part of its adoption of SFAS 123R in the first fiscal quarter of 2006.

In December 2004, the FASB issued a revision of FASB Statement No. 123 (“SFAS 123R”), Accounting for Stock-Based Compensation. SFAS 123 Revised establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. On April 14, 2005, the standard was delayed to the first interim period after the Company’s fiscal year, accordingly, effective November 1, 2005, the Company will be required to apply the standard to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS 123R permits public companies to adopt its requirements using one of two methods:

•

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

•

A “prospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123R for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is currently evaluating the expected impact of SFAS 123R to its consolidated financial position or results of operations. See Note 6 of the Notes to the Consolidated Financial Statements for information related to the pro forma effect on the Company’s reported net loss and net loss per share of applying the fair value provisions of the SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

 In December 2004, the FASB issued SFAS No. 153 (“FAS 153”), “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29,” which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 defines a nonmonetary exchange as having commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. The Company adopted SFAS 153 in fiscal 2005 and its adoption did not have a material effect on the Company’s financial position or financial statements.

In December 2004, the FASB issued FASB Staff Position No. FSP 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” FSP 109-2 provides guidance under FASB Statement No. 109 (“SFAS 109”), “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB 109. FSP 109-2 is effective for fiscal years after December 15, 2005. The Company has not yet evaluated the expected impact of SFAS 123R to its consolidated financial position or results of operations.

Factors That May Affect Future Results

In addition to the information elsewhere in this Annual Report on Form 10-K, the following should be considered in evaluating GoRemote and our business.

Failure to complete, or delays in completing, the merger with iPass could materially and adversely affect our results of operations and our stock price.

On December 9, 2005, we entered into a definitive merger agreement with iPass. Consummation of the merger is subject to the approval of our shareholders, and to customary closing conditions such as various regulatory approvals. We cannot assure you that the necessary approvals will be obtained, or that regulatory approvals will not subject us to additional regulatory obligations, or that we will be able to consummate the merger as currently contemplated under the merger agreement. Risks related to the proposed merger include the following:

•	We will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger;

•	Under some circumstances, we may have to pay a termination fee to iPass in the amount of up to $2.5 million;

•	The attention of our management and our employees may be diverted from day-to-day operations;

•	The customer sales process may be disrupted by customer and salesperson uncertainty over when or if the merger will be consummated;

•

Our customers may seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products and services as a result of the announcement of the merger; and

•	Our ability to attract new employees and retain existing employees may be difficult as a result of uncertainties associated with the merger.

The occurrence of any of these events individually or in combination could reduce our revenues, increase our expenses, and harm our stock price.

The markets that we serve are highly competitive and there is no assurance that we will be able to achieve or maintain profitability.

We are aware of many companies in related markets that address particular aspects of the features and functions that our products provide. Currently, in the managed broadband services market, our primary competitors include New Edge, Megapath and Netifice.  In the market for managed dial-up Internet access services we compete directly with iPass and Fiberlink Communications Corporation, each of which has a network that competes with the GoRemote Global Network. In addition, many of our competitors have greater cash resources than we do and larger sales forces than our own dedicated to enterprise sales. On December 9, 2005, we announced that a merger agreement had been executed with iPass that contemplates us becoming an iPass subsidiary. Large communications service providers such as AT&T, Equant and MCI also have the ability and resources to compete with us in the remote Internet access services market, even though each of these companies is also a reseller of our services. Many of our competitors have longer operating histories, greater name recognition or larger customer bases, which they may leverage in order to obtain more favorable volume discounts from suppliers. In addition, these competitors may be able to undertake more extensive marketing efforts, adopt more aggressive pricing policies and provide more favorable payment terms to customers than we can, which could limit our opportunities to obtain new customers or cause us to lose our existing customers.

If we are unable to increase revenues associated with broadband services, our ability to grow our business will be impaired.

Until our acquisition of Axcelerant in December 2003, we generated our remote Internet access services revenues almost exclusively from the sale of services based on dial-up access—a narrowband technology. In some countries, including the United States, the use of narrowband as a primary means of remote access is expected to decline at an accelerating rate over time as broadband access technologies, such as cable modem, DSL, Wi-Fi and 3G, become more widely adopted and used. Our experience during 2005 suggests that the decline in dial-up revenues from service providers may continue and may accelerate.  We believe that the future growth of our business will increasingly depend upon our ability to expand the broadband elements of our virtual network and generate managed broadband revenues at a substantially higher level and growth rate. Although more than 50% of our revenues are currently derived from sales of our broadband services, we did not meet our internal plan for growing broadband revenue during 2005 as a result of longer sales and deployment cycles and competitive pricing pressure.  We may not succeed in generating substantial new broadband revenues, which could harm our results and cause our stock price to decline.

If we fail in our strategy of focusing our sales efforts on larger companies, we are unlikely to achieve our revenue and profitability goals.

Historically, a significant portion of our revenues was derived from smaller companies and service providers in the Internet marketplace, but in recent periods we have attempted to focus our sales and marketing efforts on larger corporate and enterprise-level customers. To assist us in winning business with larger customers, we have reseller agreements with AT&T, MCI and Equant.  This strategy places new demands on our business, such as the longer sales and deployment cycles and higher levels of service and support that larger accounts generally require. Some of our competitors with greater financial resources than ours have focused their sales efforts on large enterprises for a longer period of time with more success than we have experienced, which adds to the risk of our strategy. All of our channel partners have their won solutions that compete directly with GoRemote and we have very little influence over the decision whether to offer our solution our theirs.  If we fail to execute this strategy, or if we have underestimated its costs, we will likely miss our revenue and profitability goals.

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

The market for dial-up, Wi-Fi and broadband access is competitive and prices are declining.  Our customers are generally able to switch to competing products and services quickly, which could result in unpredictable customer losses and revenue declines. In prior periods, Fiberlink Communications Corporation, a dial-up customer that accounted for greater than ten percent of our revenues, ceased to be a major customer when it obtained direct dial-up access in particular countries where we had been providing that service. We have not replaced these lost dial-up revenues with new dial-up revenues and do not expect to do so.  Revenue concentrations in one or a small group of customers can make our business more risky. In addition, large customers have significant negotiating power during contract discussions or in the event of a customer dispute, which may make it more likely that the terms of the customer arrangement or settlement may be more favorable to the customer. These factors make it difficult to anticipate the level of our future revenues from existing customers. In addition, our success depends on our ability to expand and diversify the composition of our customer base. If we are unable to expand our customer base and increase our average revenues per customer, our business success will be less likely.

Some of our Internet providers may not renew their reseller agreements with us, which could substantially reduce the scope of coverage we are able to offer our customers and cause our revenues to decline.

Recently one of our larger providers of broadband service threatened that they will not renew their contract with us unless we increase the volume of their DSL services that we purchase from them for resale.  Given this provider’s extensive footprint of DSL coverage in the United States, such a non-renewal could hamper our ability to provide the largest broadband footprint in North America to our enterprise customers.  Current customers may not renew agreements if we are unable to offer broad coverage and it may be more difficult to obtain new customers, both of which would cause our revenues to decrease.

We may not succeed in cost-effectively automating, integrating and updating critical back office systems and processes, which could limit our ability to achieve and maintain profitability.

Historically, we have invested in the automation of back office systems and processes in order to enable us to cost effectively grow our traditional mobile office communications business. The back office systems and processes of Axcelerant are largely manual. In order to provision, support and service our customers efficiently, we will be required to cost-effectively update, automate and, where appropriate, integrate these systems and processes. We will need to ensure that the combined company’s financial reporting, financial controls and documentation processes meet all applicable financial controls certification standards, such as Section 404 of the Sarbanes-Oxley Act. We have not yet achieved a significantly higher level of automation and may underestimate the investments required to accomplish this automation, integration, updating and certification. We may not succeed in this effort, which could impair our ability to scale our operations, limit our growth and lessen the likelihood that we would achieve profitability.

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

We have incurred significant losses to date and we expect to continue to incur losses for some period of time. We incurred net losses of approximately $8.3 million for the twelve months ending October 31, 2005, $41.4 million for the ten months ended October 31, 2004 and $1.9 million for the twelve months ended December 31, 2003. As of October 31, 2005, we had an accumulated deficit of $180.2 million.

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

If our cash proves to be insufficient to fund our operations, we may need to raise additional funds at some point in the future. In the year ended October 31, 2005 we used $1.4 million of cash, leaving us with a cash, cash equivalent and short-term investment balance of $16.6 million. If we raise additional funds by selling equity or convertible debt securities, our stockholders may experience additional dilution and these new securities may have powers, preferences and rights that are senior to those of the rights of our common stock. We cannot predict whether additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our business operations, promote our brand identity, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures. Any inability to do so could have a negative effect on our business, revenues, financial condition and results of operations

If our common stock price falls below and remains under $1.00, or if we otherwise fail to comply with Nasdaq rules, our common stock could be delisted from The NASDAQ National Market, which could severely limit the trading market for our common stock.

If we fail to meet the criteria for continued listing on The NASDAQ National Market, our common stock may be delisted, which could make it more difficult for you to sell your shares. For example, if the market price for our common stock falls and remains below $1.00 per share for thirty trading days, we would be subject to delisting. On September 30, 2005, the closing price of our common stock was $1.30 per share.

The telecommunications industry continues to experience instability, which may cause consolidation among network service providers and impair our ability to provide reliable, redundant service coverage and negotiate favorable network access terms.

The telecommunications industry continues to experience dramatic technological change and increased competition that have led to significant declines in network access pricing. In addition, the revenues of network service providers have declined as a result of the general economic slowdown. Network service providers have experienced related operating difficulties in the last several years, leading to poor operating results and declarations of bankruptcy by a number of these providers. These conditions have already led to attempts at consolidation, and more service providers may consolidate or otherwise cease operations in the future, which would reduce the number of network service providers from which we are able to obtain network access.  For example, on December 10, 2005, Earthlink, both a provider of broadband access and our competitor, announced an agreement to acquire New Edge Networks.   To the extent this were to occur, while we would still be able to maintain operations and provide enterprise connectivity services with a small number of network service providers, we would potentially not be able to provide sufficient alternative access points in some geographic areas, which could diminish our ability to provide broad, reliable, redundant coverage. Further, our ability to negotiate favorable access rates from network service providers could be impaired, which could increase our network access expenses and impact our operating results.

If we fail to enhance our existing products or if new services, products or features we introduce do not succeed in the marketplace, we will not be able to generate new revenues and we will have increased costs without the expected returns.

Our target markets are characterized by rapid technological advances, changes in end-user requirements, and frequent new product introductions. Our future success will depend on our ability to anticipate or adapt to such changes and to offer, on a timely and cost-effective basis, products that meet changing customer demands. For example, our growth prospects will be determined, among other things, by our ability to grow our new branch office services offering in a highly competitive market with a large number of incumbents. We may lack sufficient resources to anticipate technological and market trends, manage long development cycles or develop, introduce and market new products and enhancements. In addition, we cannot predict whether our products and services will meet with market acceptance or be profitable.  During 2005, large wireless carriers have been aggressively selling 3G services to replace mobility solutions such as dial-up and WiFi.  While we have experimented with reselling 3G services in Asia, we have thus far been unsuccessful in penetrating the United States market.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property.

Our products and services rely upon intellectual property rights. For example, we have been issued United States Patent Number 5,898,780 dated April 27, 1999 for “Method and Apparatus for Authorizing Remote Internet Access,” and United States Patent Number 6,907,032 B2 dated June 14, 2005 for “Method for Selecting Terminating Gateways for an Internet Telephone Call Using a Tree Search,” and have other U.S. patents pending. We cannot assure you that patents will issue from the pending applications or, if any patents are issued, that they will be sufficiently broad to protect our technology adequately. In addition, we have a number of trademarks and trademark applications and we use copyright and trade secret protection to protect our software and other original works. Because the technology and intellectual property associated with these products are evolving rapidly, current intellectual property rights may not adequately protect us. In addition, despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of technology is difficult, and we cannot assure you that the steps we have taken will prevent unauthorized use of the technology. Moreover, effective patent, trademark, copyright and trade secret protection may not be available in some countries in which we provide, or may anticipate providing, our products. Furthermore, our competitors may independently develop similar technologies that limit the value of our intellectual property. If competitors are able to use our technology, our competitive edge would be reduced or eliminated.

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

Our business depends in part on the efforts and success of our Internet service provider and telecommunications service customers in marketing Internet-based communications services to their end users. Although we have recently focused more heavily on selling to large enterprise customers, the highest percentage of our revenues is derived from our traditional service provider business. It is important that we maintain a healthy service provider business while we attempt to grow a more expansive enterprise customer base. Recently, we have experienced a faster than projected decline in revenues derived from our service provider customers. We have little ability to promote our services, or to promote demand for our reseller customers’ services generally. The use of the Internet as a medium for communications services remains unproven. If our reseller customers fail to market their Internet-based communications services effectively, our revenues will be reduced. Similarly, if the market for Internet-based communications services fails to grow, or expands more slowly than anticipated, our revenues will be lower than expected. The Internet-based services we provide are relatively new and have not achieved widespread market acceptance. Network service providers and communication solutions providers may be reluctant to promote or rely upon our services until they gain greater commercial acceptance, which may never occur.  Many of the large telecommunication reseller, sell both our virtual broadband service and their won MPLS private network solutions.  Companies like Verizon, AT&T, and Equant have begun positioning our service as a back up only when they encounter pricing pressure from their customers utilizing MPLS network services.  This situation requires us to choose between turning down the business or accepting it at an unprofitable margin.

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

Our quarterly revenues and operating results have varied in the past and are likely to fluctuate unpredictably in the future for many reasons beyond our control. Any of these factors could cause our stock price to decline. The primary factors that affect revenues and operating results, in addition to the factors discussed elsewhere in this section, include the following:

•                    the value and timing of new orders for broadband services

•                    the timing of deployment of broadband services by our customers;

•                    the timing of deployment of broadband services by our customers;

•                    the volume of transaction-based revenues;

•                    competitive pricing pressure;

•                    the mix of services used by our customers’ end users;

•                    our ability to negotiate reduced re-sale rates with our Internet service providers

•                    difficulty collecting accounts receivable on a timely basis, particularly from our larger enterprise customers; and

•                    regulation, (particularly the Sarbanes-Oxley Act), domestically and internationally.

Our operating expenses are largely determined based on our expectations about revenues. A high percentage of our expenses are fixed in the short term. As a result, lower than anticipated revenues for any reason could cause substantial operating losses.

If we fail to attract and retain qualified sales personnel, our business might be harmed.

Our success depends in large part upon our ability to identify, attract and retain qualified sales individuals. Competition for these individuals is often intense, and we may not be able to hire the type and number of sales personnel we need. Once qualified salespersons are hired, they require extensive training in our multiple services solution offering. This training typically covers several weeks of formal in-class and on-the-job instruction. As of November 30, 2005, we had 37 sales personnel. If we are unable to retain our current sales employees and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our services, which may prevent us from generating revenue and may negatively impact our ability to maintain customer relationships.

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

Compliance with the Sarbanes-Oxley Act and other regulations applicable to publicly traded companies may cause us to incur increased expenses.

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, may continue to increase our expenses as we devote resources to respond to these requirements. In particular, we expect to continue incurring additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent auditors to attest to, our internal controls. In addition, The NASDAQ National Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations.

Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified board members and executive officers, which would adversely affect our business.

If we do not implement and maintain an effective system of internal controls, we might fail to report our financial results accurately or detect fraud, which could harm our business and the price of our common stock.

Our internal control over financial reporting and disclosure controls and procedures, as of October 31, 2005, were not effective, as a result of the material weaknesses in our internal control over financial reporting described in Item 9A of this Annual Report.

Effective internal controls are necessary for us to provide reliable financial reports and to detect and prevent fraud.  We have not yet implemented reliable internal controls and disclosure controls and there is no assurance that we will be able to do so.  If we fail to implement and maintain these controls, we may make poor business decisions, report financial results inaccurately or suffer losses due to fraud.  Any of these consequences could in turn result in costly litigation, delisting from trading, loss of investor confidence, or harm to our business prospects.  Any of these results could have a negative effect on the trading price of our common stock.

The current regulatory environment affecting accounting principles generally accepted in the United States is uncertain and volatile, and significant changes in current principles could affect our financial statements going forward.

Recent actions and public comments from the Securities and Exchange Commission have focused on the integrity of financial reporting generally. In addition, the Financial Accounting Standards Board (“FASB”) and other regulatory accounting agencies have recently introduced new accounting standards, such as accounting for stock options, and continue to develop new proposed standards, some of which would represent a significant change from current industry practices. While we believe that our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, we cannot predict the impact of the adoption of any such proposals on our financial statements going forward. For example, we currently are not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. However, several companies have elected to change their accounting policies and begun to record the fair value of stock options as an expense. In December 2004, the FASB issued SFAS 123 Revised, which is effective as of the beginning of the first annual reporting period that begins after June 15, 2005.  The Company is currently evaluating the expected impact of SFAS 123R on our consolidated financial position or results of operations.

ITEM 7A.                    QUANTITATIVE  AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk.   Our exposure to interest rate risk relates primarily to our investment portfolio. Interest rate risk occurs when we cannot hold a purchased investment to its maturity. The weighted-average maturity of our investment portfolio, when taking into account the reset feature of floating rate municipal bonds, is limited to 90 days. We intend to have our securities available for sale. We do not expect to recognize an adverse impact on income or cash flows, although there can be no assurance of this result. We have established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. We place investments with high credit quality issuers according to our investment policy. We do not use derivative financial instruments in our investment portfolio. All investments are carried at fair market value at October 31, 2005 and are considered available for sale. Due to the short-term nature of our investments, we believe that there is no material exposure to interest fluctuation. Therefore, no accompanying table has been provided.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Annual Financial Statements

Our financial statements required by this item are submitted as a separate section of this Form 10-K—“Financial Statements.” See Item 15 for a listing of the financial statements provided.

Supplementary Quarterly Data (Unaudited)

The financial data in this Annual Report on Form 10-K for the quarters ended January 31, 2005, April 30, 2005, and July 31, 2005, and for the corresponding quarters in the twelve months ended October 31, 2004, has been restated from amounts previously reported on Forms 10-Q. A discussion of the restatement in relation to the affected quarters is provided in Note 3 to our audited consolidated financial statements - Restatement and Reclassification of Previously Issued Consolidated Financial Statements. An overview of the restatement is provided in the introduction to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This data has been derived from unaudited condensed consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the consolidated financial statements and notes thereto. Our quarterly results have in the past been and may in the future be subject to significant fluctuations. As a result, we believe that results of operations for interim periods should not be relied upon as an indication of the results to be expected in future periods. (Data is in thousands, except per share data).

	Quarters Ended
	January 31, 2004	April 30, 2004	July 31, 2004	October 31, 2004	January 31, 2005	April 30, 2005	July 31, 2005	October 31, 2005
	(restated)	(restated)	(restated)		(restated)	(restated)	(restated)

Total revenues	$11,914	$12,954	$12,556	$12,413	$11,954	$12,006	$10,933	$9,804
Cost of revenues	4,780	5,416	5,223	5,974	5,063	5,093	5,172	6,132
Impairment of goodwill and intangible assets	—	—	—	28,423	—	—	—	—
Net (loss)	(1,918)	(2,820)	(4,067)	(33,362)	(892)	(696)	(2,149)	(4,612)
Basic and diluted net loss per share	$(0.06)	$(0.07)	$(0.10)	$(0.81)	$(0.02)	$(0.02)	$(0.05)	$(0.11)
Shares used to compute basic and diluted (loss) per share	34,474	40,285	40,855	41,113	41,320	41,609	41,740	42,235

	Quarters Ended
	January 31, 2004	April 30, 2004	July 31, 2004	October 31, 2004 (1)	January 31, 2005	April 30, 2005	July 31, 2005	October 31, 2005
	(as previously reported)	(as previously reported)	(as previously reported)		(as previously reported)	(as previously reported)	(as previously reported)

Total revenues	$11,918	$12,882	$12,513	$12,416	$11,976	$12,030	$10,952	$9,804
Cost of revenues	4,709	5,310	5,131	5,910	5,012	4,933	5,035	6,132
Impairment of goodwill and intangible assets	—	—	—	27,929	—	—	—	—
Net loss	(1,843)	(2,785)	(4,018)	(32,976)	(819)	(511)	(1,993)	(4,612)
Basic and diluted net loss per share	$(0.05)	$(0.07)	$(0.10)	$(0.80)	$(0.02)	$(0.01)	$(0.05)	$(0.11)
Shares used to compute basic and diluted (loss) per share	34,474	40,285	40,855	41,113	41,320	41,609	41,740	42,235

(1)  In October 2004, we changed our fiscal year end from December 31 to October 31.  Therefore, the results of operations for the three-month period of August 1 to October 31, 2004 have never been filed with the SEC.  The amounts presented in the table above represent a compilation from our internal accounting records for this period and are intended to summarize the effect of our restatement on the results of operations for that interim period.

The adjustments principally relate to incorrect recording of cost of revenues for our broadband services.   This incorrect recording consisted of our failure to accrue properly a liability for services delivered by third party suppliers to our customers’ end users.  In particular, this occurred when those third party suppliers did not deliver invoices to us. In addition, adjustments relate to the timing of recognition of some broadband cost of revenues.  Approximately $494,000 of these adjustments related to unrecorded liabilities of Axcelerant that existed as of the date in December 2003 when we acquired that company.  Accordingly, the adjustment to the amount allocated to assumed liabilities of Axcelerant resulted in corresponding adjustments to the charge for impairment of goodwill, recorded in September 2004.

Our quarterly operating results have fluctuated significantly in the past, and will continue to fluctuate in the future, as a result of many factors, including:

•                  economic conditions generally and slowdowns in the specific industries in which our customers operate;

•                  the volume of transaction-based revenues;

•                  the value and timing of new orders for broadband services

•                  the timing of deployment of services by new customers;

•                  changes in global travel patterns due to terrorist activities in the U.S. and elsewhere and the military responses to them;

•                  competitive pricing pressure;

•                  the mix of services used by our customers’ end users;

•                  our ability to establish and maintain relationships on favorable terms with service providers and strategic partners;

•                  difficulty collecting accounts receivable on a timely basis, particularly from our larger enterprise customers;

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2005. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth below.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls, and the effect of the controls on the information generated for use in this Form 10-K. In the course of the controls evaluation, we sought to identify any past instances of data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This evaluation is performed on a quarterly basis so that the conclusions of management, including the chief executive officer and chief financial officer, concerning the effectiveness of our disclosure controls and procedures can be reported in our periodic reports.

Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of October 31, 2005, our disclosure controls and procedures were not effective due to the material weaknesses described in Management’s Report on Internal Control over Financial Reporting below.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•                  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets;

•                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•                  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of their inherent limitations, any system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including the chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of October 31, 2005 based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of October 31, 2005, due to control deficiencies in the following four areas that we believe should be considered material weaknesses:

•                  We lacked adequate control over period end close and financial reporting.   Specifically, the significant deficiencies that in the aggregate constituted this material weakness are:

•                  The period-end financial close checklist was not completed on a timely basis;

•                  Review of account reconciliations was not consistently certified;

•                  Review of consolidated financial statements was not timely certified; and

•                  Documentation supporting the review of the statements of cash flows and stockholders’ equity was not prepared.

We attribute these issues to inadequate technical accounting personnel for the timely preparation of interim and annual financial statements in accordance with generally accepted accounting principles.  This resulted from a decrease in personnel following our August 2004 reduction in force, employee turnover in our accounting department, and a substantial increase in workload associated with the documentation and testing of our internal controls and the time commitments associated with the iPass merger transaction.

•                  Newly implemented accrual controls to ensure the accuracy of unrecorded liabilities remained unproven.  In the Company’s fourth fiscal quarter it implemented new internal controls in connection with accounting for broadband revenues and cost of broadband revenues.  As of October 31, 2005, these controls had not been in place long enough for the Company to consider them effective. The reason the Company introduced these control changes was to address accounting errors that led to the previously-disclosed restatement of financial statements.  The restatement corrected errors due to a failure to properly accrue a liability for services delivered by third party suppliers to the Company’s customers’ end users, and errors related to the timing of recognition of certain broadband cost of revenues. These errors were a result of the following deficiencies: inadequate process for change control management of its accounting procedures; the absence of a defined procedure for reviewing cost of revenues journal entries; and lack of adequate care in conducting reviews.

•                  Our controls related to critical network systems access and segregation of duties were inadequate.  Our operational database used in connection with accounting for our broadband revenues and cost of broadband revenues does not effectively limit user access to the system once security credentials have been granted.  Once authorized, each user has full access to the database system, including the unrestricted ability to change data. Our compensating controls were not adequate to ensure that all changes and additions made to the database system were valid and authorized.

•                  Verification of customer and vendor data entered into our systems was not adequate or not adequately documented.  For example, customer information is input into our database system based on summary information rather than the original contracts.  Further, carrier billing data is verified when it is input, but the verification is not documented.  No supervisory review of user rate information occurs once input has been performed.

Our independent registered public accountant, BDO Seidman LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued an attestation report on management’s assessment of our internal control over financial reporting.  The report on the audit of internal control over financial reporting begins on page 49 of this Annual Report on Form 10-K and the report on the audit of the financial statements begins on page 57 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.  During the fourth fiscal quarter of 2005, we discovered control deficiencies and made the following changes in our internal control over financial reporting that are reasonably likely to materially affect our internal control over financial reporting:

•              We hired a full-time experienced consultant to act as a Controller for our Irvine, California operations;

•              We reorganized responsibilities and added additional experienced personnel within our accounting organization to provide a stronger focus on the review function of our closing process and an improved segregation of duties;

•              We documented and implemented accrual controls for cost of broadband revenues;

•              We revised the procedure for changing our accounting processes;

•              We established new controls for our manual accounting processes to improve review and verification of accounting for broadband revenues and cost of broadband revenues; and

•              We established and implemented review processes for account reconciliations and journal entries.

We intend to continue to refine our internal controls on an ongoing basis.  We are confident that our consolidated financial statements for the twelve months ended October 31, 2005 fairly present, in all material respects, our financial condition and results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — INTERNAL CONTROLS

The Board of Directors and Stockholders

GoRemote Internet Communications, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that GoRemote Internet Communications, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•      The Company lacked adequate control over period end close and financial reporting.   Specifically, the significant deficiencies that in the aggregate constituted this material weakness are:

•      The period-end financial close checklist was not completed on a timely basis;

•      Review of account reconciliations was not consistently certified;

•      Review of consolidated financial statements was not timely certified; and

•      Documentation supporting the review of the statements of cash flows and stockholders’ equity was not prepared.

•      Newly implemented accrual controls to ensure the accuracy of unrecorded liabilities remained unproven.  In the Company’s fourth fiscal quarter it implemented new internal controls in connection with accounting for broadband revenues and cost of broadband revenues.  As of October 31, 2005, these controls had not been in place long enough for the Company to consider them effective. The reason the Company introduced these control changes was to address accounting errors that led to the previously-disclosed restatement of financial statements.  The restatement corrected errors due to a failure to properly accrue a liability for services delivered by third party suppliers to the Company’s customers’ end users, and errors related to the timing of recognition of certain broadband cost of revenues. These errors were a result of the following deficiencies: inadequate process for change control management of its accounting procedures; the absence of a defined procedure for reviewing cost of revenues journal entries; and lack of adequate care in conducting reviews.

•      The Company’s controls related to critical network systems access and segregation of duties were inadequate.  The operational database used in connection with accounting for broadband revenues and cost of broadband revenues does not effectively limit user access to the system once security credentials have been granted.  Once authorized, each user has full access to the database system, including the unrestricted ability to change data. The compensating controls were not adequate to ensure that all changes and additions made to the database system were valid and authorized.

•      Verification of customer and vendor data entered into the Company’s systems were not adequate or not adequately documented.  For example, customer information is input into the database system based on summary information rather than the original contracts.  Further, carrier billing data is verified when it is input, but the verification is not documented.  No supervisory review of user rate information occurs once input has been performed.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended October 31, 2005, and this report does not affect our report dated January 10, 2006 on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by COSO. Also in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of October 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of GoRemote Internet Communications, Inc as of October 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended October 31, 2005 and the ten months ended October 31, 2004 and our report dated January 10, 2006 expressed an unqualified opinion thereon.

We do not express an opinion or any other form of assurance on management’s statements regarding corrective actions taken by the Company after October 31, 2005.

/s/ BDO Seidman, LLP

San Francisco, California

January 10, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our directors required by this Item is incorporated by reference to the section in the Proxy Statement entitled “Proposal No. 1—Election of Directors.” The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference to the section in the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

EXECUTIVE OFFICERS

The following table sets forth information with respect to each person who currently serves as an executive officer of the Company.

Name	Age	Position
Tom Thimot	39	Chief Executive Officer and President
Greg Carver	42	Senior Vice President, Operations
Daniel W. Fairfax	50	Senior Vice President and Chief Financial Officer
John Grosshans	40	Senior Vice President, Worldwide Sales
David L. Teichmann	49	Senior Vice President, General Counsel and Secretary
Steven d’Alencon	40	Vice President, Product Management and Marketing

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

Greg Carver has served as our Senior Vice President, Operations since October 2005. From September 2004 to September 2005 he served as our Vice President, Customer Operations and from December 2003 to August 2004 as our Vice President Customer Support.  From August 2001 to October 2003, he was General Manager of MercedNet, Inc., a private wireless facilities-based competitive local exchange carrier. From June 2000 to May 2001 he was Executive Director Operations for BroadBand Office, a private voice and data networking company. From January 1990 to May 2000 he served in several positions with Williams Communications Group, a national network services and complex voice and data enterprise solutions company, most recently as Executive Director Operations, Strategic National Accounts. Mr. Carver holds a B.S. degree in telecommunications from Clover Park College.

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

John Grosshans has served as our Senior Vice President Worldwide Sales since November 2004. From February 2003 to October 2004, he was Entrepreneur-in-Residence with Shelter Capital Partners, LLC, a private investment fund focused on investments in technology and technology-enabled companies. While with Shelter Capital Partners, Mr. Grosshans served on an acting basis as a senior executive with three private technology companies, InnerPresence Networks, Inc, Airmesh Communications, Inc. and RiverOne, Inc. From July 2001 to January 2003, he was with Del Mar Partners, a private investment fund, during which time he served on an acting basis as a senior executive with two private technology companies, Westec InterActive Services, Inc. and Hitech Systems, Inc. From July 2000 to June 2001, Mr. Grosshans was Vice President, Worldwide

Sales and Services with Access360, an enterprise network security software and services company. From May 1999 to June 2000, he was Executive Vice President, Worldwide Sales and Marketing, for Vuent, Inc., an enterprise collaborative commerce software and services company. From November 1993 to December 1998, he served in several capacities with Parametric Technology Corporation, an enterprise product lifecycle management software and services company, most recently as Vice President, Sales. Mr. Grosshans holds a B.S. degree in Industrial Distribution with Distinction from Clarkson University.

David L. Teichmann has served as our Senior Vice President, General Counsel and Secretary since January 2002. From July 1998 to December 2001, he served as our Vice President, General Counsel and Secretary. From 1993 to July 1998, he served in various positions at Sybase, Inc., an enterprise software company, including Vice President, International Law as well as Director of European Legal Affairs based out of Sybase’s Netherlands headquarters. From 1989 to 1993, Mr. Teichmann was Assistant General Counsel handling legal matters in Asia-Pacific, Japan, Canada and Latin America for Tandem Computers Corporation, a computer company. Mr. Teichmann holds a B.A. degree in Political Science from Trinity College, an M.A.L.D. degree in Law & Diplomacy from the Fletcher School of Law & Diplomacy and a J.D. degree from the University of Hawaii School of Law.

Steven d’Alençon has served as our Vice President, Product Management and Marketing since October 2004. From September 2003 to October 2004, he was a principal with Bridgeway LLC, a private marketing consultancy. From September 2002 to August 2003 he was Vice President of Marketing with Resilience Corporation, a network security appliance and software solutions company. From May 2001 to October 2001, he was Chief Marketing Officer and Senior Vice President with Clarent Corporation, a voice over Internet protocol (VoIP) solutions company. From March 2000 to March 2001 he was Vice President Marketing and Business Development with Xoriant Corporation, an Internet consultancy focused on delivering professional services. From June 1999 to February 2000, Mr. d’Alençon was Senior Vice President of Marketing and Business Development with Ncommand.com, a private Internet application service provider (ASP) delivering solutions to the mortgage banking community. From January 1995 to May 1999, he held several positions at Oracle Corporation, an enterprise software company, most recently as Vice President of Marketing, Application Server Division. Mr. d’Alençon studied Electrical Engineering and Computer Science at Drexel University.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the section in the Proxy Statement entitled “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning our directors, executive officers and greater than five percent stockholders required by this Item is incorporated by reference to the section in the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

The information regarding disclosures relating to equity compensation plans required by this Item is incorporated by reference to the section in the Proxy Statement entitled “Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the section in the Proxy Statement entitled “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the section in our definitive proxy statement for our 2006 annual stockholders’ meeting entitled “Proposal No. 2: Ratification of Independent Auditors—Principal Accountant Fees and Services.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

1.                                      Financial Statements

The following are filed as part of this Annual Report on Form 10-K:

•                  Reports of Independent Registered Public Accounting Firms

•                  Consolidated Balance Sheets as of October 31, 2004 and 2005.

•                  Consolidated Statements of Operations for the year ended December 31, 2003, the ten months ended October 31, 2004, and the year ended October 31, 2005.

•                  Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the year ended December 31, 2003, the ten months ended October 31, 2004 and the year ended October 31, 2005.

•                  Consolidated Statements of Cash Flows for the year ended December 31, 2003, the ten months ended October 31, 2004 and the year ended October 31, 2005.

•                  Notes to Consolidated Financial Statements.

2.                                      Financial Statement Schedule

The following financial statement schedule for the year ended December 31, 2003, the ten months ended October 31, 2004 and the year ended October 31, 2005 should be read in conjunction with the consolidated financial statements of GoRemote Internet Communications, Inc. filed as part of this Annual Report on Form 10-K:

•                  Schedule II—Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

3.                                      Exhibits

The following exhibits are filed as a part of this report:

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Title	Form	Date	Number	Herewith
2.01	Agreement and Plan of Reorganization, dated August 12, 2003, by and among the Registrant, Amber Acquisition Corporation and Axcelerant, Inc.	8-K	8/13/03	2.01
2.02	Agreement of Merger, dated December 9, 2005, by and among the Registrant, iPass Inc. and Keystone Acquisition Sub, Inc.	8-K	12/9/05	2.01
3.01	Certificate of Incorporation.	S-1	9/21/1999	3.01
3.02	First Amended and Restated Bylaws.	S-1	9/21/1999	3.02
3.03	First Amended and Restated Certificate of Incorporation.	S-1	9/21/1999	3.03

3.04		Second Amended and Restated Certificate of Incorporation.	S-1	9/21/1999	3.04
3.05		Certificate of Amendment of Second Amended and Restated Certificate of Incorporation.	8-K	4/29/02	3.05
3.06		Certificate of Amendment to Second Amended and Restated Certificate of Incorporation.	S-4	9/22/03	3.06
4.01		Form of specimen certificate for the Registrant’s common stock.	S-1	9/21/1999	4.01
4.02		Fifth Amended and Restated Registration Rights Agreement, dated November 12, 1999, among Registrant and the security holders listed in the agreement.	S-1	9/21/1999	4.02
4.03		Investors’ Rights Agreement dated April 19, 2003 among Registrant and the security holders listed in the agreement.	8-K	4/29/02	4.03
9.01		Form of Voting Agreement date December 9, 2005 between iPass Inc. and certain stockholders of the Registrant.				X
10.01	*	Offer letter dated June 8, 1998 to David L. Teichmann.	S-1	9/21/1999	10.05
10.02	*	Aimnet Corporation 1995 Stock Option Plan.	S-1	9/21/1999	10.11
10.03	*	GoRemote Internet Communications, Inc. (formerly Aimquest Corporation) 1997 Stock Option Plan.	S-1	9/21/1999	10.12
10.04	*	1999 Equity Incentive Plan.	S-1	9/21/1999	10.13
10.05	*	1999 Employee Stock Purchase Plan.	S-1	9/21/1999	10.14
10.06		Lease dated January 6, 1998 among the Registrant, John Arrillaga Survivor’s Trust and Richard T. Peery Separate Property Trust.	S-1	9/21/1999	10.23
10.07		Series A Preferred Stock and Warrant Purchase Agreement dated January 30, 2002.	10-K	2/28/02	10.28
10.08		Form of warrant to purchase Series A Preferred Stock issued in conjunction with the Amended and Restated Series A Preferred Stock and Warrant Purchase Agreement dated April 19, 2002.	8-K	4/29/02	10.33
10.09		Amendment No. 1 dated January 29, 2003 to Lease dated January 6, 1998 among the Registrant, John Arrillaga Survivor’s Trust and Richard T. Peery Separate Property Trust.	10-K	3/31/02	10.35
10.10		Lease dated February 8, 2005 between the Registrant and The Irvine Company.				X
10.11	*	Employment Agreement between the Registrant and Daniel W. Fairfax.	10-K	3/15/04	10.38
10.12	*	Employment Agreement between the Registrant and Tom Thimot.	10-Q	8/09/04	10.02
10.13	*	Employment Agreement between the Registrant and John Grosshans.	10-Q	11/09/04	10.01
10.14	*	Summary of GoRemote Executive Incentive Guidelines for Fiscal Year 2006.	8-K	9/29/05	10.01
10.15	*	Description of Change-of-Control Arrangements.	8-K	9/29/05	10.02
14.01		Code of Business Conduct and Ethics.	10-K	3/15/04	14.01
21.01		Subsidiaries of the Registrant.				X
23.01		Consent of BDO Seidman, LLP.				X
23.02		Consent of Ernst & Young LLP.				X
31.01		Rule 13a-14(a)/15d-14(a) certification of Registrant’s Chief Executive Officer, dated January 17, 2006.				X

31.02	Rule 13a-14(a)/15d-14(a) certification of Registrant’s Chief Financial Officer, dated January 17, 2006.	X
32.01	Section 1350 certification of Registrant’s Chief Executive Officer, January 17, 2006.	X
32.02	Section 1350 certification of Registrant’s Chief Financial Officer, January 17, 2006.	X

*                                         Management contract, compensatory plan or arrangement.

SIGNATURES

                                                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 17, 2006

GOREMOTE INTERNET COMMUNICATIONS, INC.

By	/s/ Tom Thimot
Tom Thimot
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tom Thimot	PRINCIPAL EXECUTIVE OFFICER:	January 17, 2006
Tom Thimot	President, Chief Executive Officer and Director

/s/ Daniel W. Fairfax	PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER: Senior Vice President and Chief	January 17, 2006
Daniel W. Fairfax	Financial Officer

/s/ Dr. Hong Chen
Dr. Hong Chen	Chairman	January 17, 2006

/s/ James Goodman
James Goodman	Director	January 17, 2006

/s/ Olof Pripp
Olof Pripp	Director	January 17, 2006

/s/ Murray Rudin
Murray Rudin	Director	January 17, 2006

/s/ Gerald Wright
Gerald Wright	Director	January 17, 2006

/s/ Joseph M. Zaelit
Joseph M. Zaelit	Director	January 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

GoRemote Internet Communications, Inc.

We have audited the accompanying consolidated balance sheets of GoRemote Internet Communications, Inc. (the Company) as of October 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended October 31, 2005 and the ten months ended October 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a) to the extent it relates to the periods ended October 31, 2005 and 2004. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GoRemote Internet Communications Inc. at October 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended October 31, 2005 and the ten months ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 10, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal controls over financial reporting  because of material weaknesses.

As described in Notes 3 and 6 to the consolidated financial statements, the accompanying 2004 financial statements have been restated.

/s/ BDO Seidman, LLP

San Francisco, California
January 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

GoRemote Internet Communications, Inc.

We have audited the accompanying consolidated statements of operations, convertible preferred stock and stockholders’ equity and cash flows of GoRemote Internet Communications, Inc. for the year ended December 31, 2003.  Our audit also included the financial statement schedule listed in the Index at Item 15(a), for the year ended December 31, 2003. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of GoRemote Internet Communications, Inc. for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California
February 10, 2004

GoRemote Internet Communications, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	October 31, 2004	October 31, 2005
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,407	$2,578
Short-term investments	15,614	14,048
Accounts receivable, net of allowances of $211 and $257 at October 31, 2004 and 2005	7,243	5,916
Inventory	119	79
Deferred installation costs	1,444	1,919
Prepaid expenses and other current assets	725	791
Total current assets	27,552	25,331
Property and equipment, net	1,694	1,624
Goodwill	21,612	21,612
Intangible assets, net	3,876	2,922
Deferred installation costs, less current portion	754	1,252
Other assets	442	352
Total assets	$55,930	$53,093
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,396	$7,626
Restructuring accrual	434	180
Accrued compensation and benefits	1,061	1,332
Other accrued liabilities	933	2,259
Deferred revenue	2,741	3,799
Other current liabilities	1,407	1,498
Total current liabilities	12,972	16,694
Deferred revenue, less current portion	1,305	1,837
Restructuring accrual, less current portion	416	241
Total liabilities	14,693	18,772
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 12,801 shares authorized at October 31, 2004 and 2005; no shares issued and outstanding	—	—
Preferred stock, 5,000 shares authorized at October 31, 2004 and October 31, 2005; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized at October 31, 2004; 41,158 shares issued and outstanding at October 31, 2004, and 100,000 shares authorized at October 31, 2005, 42,240 shares issued and outstanding at October 31, 2005	41	42
Additional paid-in capital	213,244	214,512
Deferred stock-based compensation	(201)	(37)
Accumulated deficit	(171,847)	(180,196)
Total stockholders’ equity	41,237	34,321
Total liabilities and stockholders’ equity	$55,930	$53,093

See accompanying notes

GoRemote Internet Communications, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31, 2003	Ten Months Ended October 31, 2004	Year Ended October 31, 2005
		(restated)
Revenues	$41,207	$42,173	$44,697
Costs and expenses:
Cost of revenues	17,455	18,353	21,460
Network and operations	4,029	7,671	8,909
Research and development	2,513	3,441	2,322
Sales and marketing	14,163	16,421	11,879
General and administrative	4,790	5,344	7,581
Goodwill and intangible asset impairment	—	28,423	—
Amortization of purchased intangible assets	133	1,290	954
Amortization of stock-based compensation (1)	95	270	121
Restructuring charge (recovery)	(79)	2,468	60
Total costs and expenses	43,099	83,681	53,286
Operating loss	(1,892)	(41,508)	(8,589)
Interest income and other, net	87	125	269
Interest expense	—	—	(26)
Operating loss before income taxes	(1,805)	(41,383)	(8,346)
Provision for income taxes	51	48	3
Net loss	$(1,856)	$(41,431)	$(8,349)
Basic and diluted net loss per share	$(0.08)	$(1.02)	$(0.20)
Shares used to compute basic and diluted net loss per share	24,115	40,526	41,727

(1)                                  Amortization of stock-based compensation consists of:

Network and operations	$12	$81	$53
Research and development	10	49	8
Sales and marketing	13	115	48
General and administrative	60	25	12
Total amortization of stock-based compensation	$95	$270	$121

See accompanying notes

GoRemote Internet Communications, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except per share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Deferred Stock-based	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity
Balance at December 31, 2002	9,036	$11,752	20,337	$20	$141,829	$(65)	$(128,560)	$24,976
Issuance of common stock upon exercise of employee stock options and stock purchase plans for cash	—	—	1,061	1	1,498	—	—	1,499
Axcelerant acquisition	—	—	9,232	9	56,596	—	—	56,605
Deferred stock-based compensation	—	—	—	—	—	(674)	—	(674)
Amortization of stock based compensation	—	—	—	—	—	95	—	95
Exercise of Series A preferred stock warrants and subsequent conversion into common stock	—	—	595	1	486	—	—	487
Conversion of Series A preferred stock into common stock	(6,017)	(7,825)	6,017	6	7,819	—	—	—
Net loss attributable to common stock holders:
Net loss	—	—	—	—	—	—	(1,856)	(1,856)
Balance at December 31, 2003 (1)	3,019	3,927	37,242	37	208,228	(644)	(130,416)	81,132
Issuance of common stock upon exercise of employee stock options and stock purchase plans for cash	—	—	897	1	1,212	—	—	1,213
Deferred stock–based compensation reversed due to terminations	—	—	—	—	(173)	173	—	—
Amortization of stock based compensation	—	—	—	—	—	270	—	270
Compensation expense due to modification of stock option	—	—	—	—	53	—	—	53
Conversion of Series A preferred stock into common stock	(3,019)	(3,927)	3,019	3	3,924	—	—	—
Net loss attributable to common stock holders:
Net loss, as restated	—	—	—	—	—	—	(41,431)	(41,431)
Balance at October 31, 2004 (1)	—	—	41,158	41	213,244	(201)	(171,847)	41,237
Issuance of common stock upon exercise of employee stock options and stock purchase plans for cash	—	—	1,082	1	1,311	—	—	1,312
Deferred stock-based compensation reversed due to terminations	—	—	—	—	(43)	43	—	—
Amortization of stock based compensation	—	—	—	—	—	121	—	121
Net loss attributable to common stock holders:
Net loss	—	—	—	—	—	—	(8,349)	(8,349)
Balance at October 31, 2005 (1)	—	$—	42,240	$42	$214,512	$(37)	$(180,196)	$34,321

(1)          Common shares include 98, 98, and 5,942 shares as of October 31, 2005 and 2004, and December 31, 2003, respectively, that former shareholders of Axcelerant, Inc. are entitled to obtain upon delivery to the Company’s transfer agent of original certificates evidencing ownership of their Axcelerant shares that were purchased by the Company in December 2003.

See accompanying notes

GoRemote Internet Communications, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2003	Ten Months Ended October 31, 2004	Year Ended October 31, 2005
		(restated)
Cash flows from operating activities:
Net loss	$(1,856)	$(41,431)	$(8,349)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of property and equipment	926	1,166	1,319
Amortization of stock-based compensation	95	270	121
Amortization of intangibles	133	1,290	954
Write-down of fixed assets	—	449	405
Loss (gain) on disposal of assets	(116)	—	(26)
Accounts receivable allowances	(5)	(336)	277
Non-cash portion of restructuring charge (benefit)	(79)	850	36
Minimum commitment accrual on software licensing contract			827
Impairment of goodwill and purchased intangibles	—	28,423	—
Net changes in assets and liabilities:
Accounts receivable	(1,228)	539	1,050
Inventory	(7)	39	40
Prepaid expenses and other current assets	(5)	347	(66)
Deferred installation costs	—	(1,241)	(973)
Other assets	32	(731)	90
Accounts payable and accrued liabilities	1,281	(314)	1,535
Deferred revenue	339	3,238	1,590
Other current liabilities	(197)	206	91
Current portion of lease payable	(13)	—	—
Other long-term liabilities	26	—	—
Net cash used in operating activities	(674)	(7,236)	(1,079)
Cash flows from investing activities:
Available-for-sale investments:
Purchases	(25,110)	(14,300)	(3,434)
Maturities	20,962	18,599	5,000
Acquisition of intangibles	—	(50)	—
Proceeds from sales of property and equipment	117	—	—
Cash provided by business combination, net	1,412	—	—
Capital expenditures	(708)	(1,104)	(1,628)
Net cash (used in) provided by investing activities	(3,327)	3,145	(62)
Cash flows from financing activities:
Payments of debt and capital lease obligations	—	(14)	—
Proceeds from sales of common stock, net	1,986	1,213	1,312
Net cash provided by financing activities	1,986	1,199	1,312
Net (decrease) increase in cash and cash equivalents	(2,015)	(2,892)	171
Cash and cash equivalents at beginning of period	7,314	5,299	2,407
Cash and cash equivalents at end of period	$5,299	$2,407	$2,578
Supplemental disclosures of cash flow information:
Income taxes paid	$31	$102	$148
Interest paid	—	—	—
Supplemental schedule of non-cash investing activities:
Stock and options issued in connection with acquisition	$56,605	$—	$—
Conversion of Series A preferred stock into common stock	7,825	3,927	—

See accompanying notes

GoRemote Internet Communications, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

GoRemote provides secure managed broadband and remote access solutions to enterprises and service providers. GoRemote’s solutions enable enterprises to securely, reliably, and cost-effectively extend their corporate networks and applications to all of their mobile and remote workers outside the corporate firewall. This includes: mobile professionals such as sales professionals, project managers and engineers; teleworkers including call center agents; telecommuters; and employees in branch offices and retail settings. GoRemote provides comprehensive and integrated managed broadband and global remote access solutions that include intelligent client software; multiple network access modes including broadband, Wi-Fi and dial-up; security capabilities that ensure security policy compliance by remote workers; a real-time remote access management console; end-to-end managed and value-added services including managed security services as well as design, deployment, monitoring and technical support. GoRemote’s products and services enable enterprises to reduce the cost, complexity and risk of remote office networking, while maximizing the productivity of mobile and remote workers.

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

Since 1997, most of GoRemote’s revenue has come from providing settlement and clearing-house services for its customers. GoRemote provides remote access services over a heterogeneous virtual network known as the GoRemote Global Network. As of October 31, 2004, the GoRemote Global Network included more than 25,000 Internet access-dialing locations, over 25,000 public wireless fidelity—or WiFi—hotspots and over 1,600 public broadband access points in approximately 150 countries. Through the acquisition of Axcelerant, GoRemote added a virtual broadband cable modem and digital subscriber line (DSL) network that spans the United States and Canada. This network is an aggregation of the networks of approximately 150 broadband providers, including virtually all of the leading cable companies, incumbent local exchange carriers (ILECs) and competitive local exchange carriers (CLECs) in the United States. By utilizing this network, GoRemote is able to provide comprehensive coverage in the United States for enterprises requiring broadband branch office and broadband teleworker solutions. GoRemote created the combined network by forming contractual relationships with approximately 500 Internet service providers, cable companies, DSL companies and telecommunication companies. These providers, whom GoRemote refers to as the GoRemote Global Network members, are able to share their communications networks. GoRemote’s customers benefit because the resulting network delivers secure mobile Internet access cost-effectively. GoRemote’s member providers benefit from the GoRemote Global Network because GoRemote manages this shared network and provides settlement services as a clearinghouse. As a clearinghouse, GoRemote has established common technical, service and payment standards to settle charges that its customers incur when their end users access the network facilities of GoRemote Global Network members to initiate Internet-based communications, such as Internet roaming. GoRemote intends to continue developing its service offering to introduce new Internet-based remote communications services that may be adopted, deployed and managed on a global scale across the GoRemote Global Network.

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

Use of Estimates.  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. During the ten months ended October 31, 2004, the Company made estimates of future cash flows, discount rates and asset values to determine its goodwill and customer relationships intangible asset impairments. The Company’s broadband service providers are unable to deliver actual accounting information to the Company on a timely basis at month-end. Due to this delay, which is outside the Company’s control, the Company estimates its revenue and cost of revenues related to broadband connectivity on a monthly basis, and adjusts them to actual in the subsequent month after receiving information from its service providers. In addition, the Company made estimates as to its accounts receivable allowance and reserves, the recoverability of long lived assets, potential liability as to certain tax obligations, the loss on a software licensing contract minimum commitment and the period of service it expects on average for its broadband customers. Actual results could differ from those estimates

Foreign Currency Remeasurement.  The Company considers the functional currency of its foreign subsidiaries to be the U.S. dollar. Adjustments resulting from the process of remeasurement into U.S. dollars of the foreign currency financial statements of the Company’s foreign subsidiaries are included in operations and have not been material.

Cash Equivalents.  Cash equivalents consist of certificates of deposits, money market funds and commercial paper with maturities of 90 days or less at the date of purchase. Cash and cash equivalents are carried at cost that approximates market value.

Short-term Investments.  The Company’s policy is to invest in various short-term instruments with investment grade credit ratings. All of the Company’s Investments are classified as available-for-sale, and the Company views its available-for-sale portfolio as available for use in its current operations. Investments with maturities greater than one year are considered short-term and they are classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).

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

As part of the Company’s review of its property and equipment during 2003, certain matters were identified related to prior financial reporting periods that required the recording of a net reduction in operating expenses. The Company quantified the amounts associated with certain property and equipment for which excess depreciation charges had been recorded against certain property and equipment in prior periods. The Company also identified certain leasehold improvements that were abandoned in previous periods but remained on its financial statements. Accordingly, during the year ended December 31, 2003, the Company recorded a net reduction to operating expenses of $217,000 resulting from reduced accumulated depreciation and depreciation expense of approximately $302,000, partially offset by an impairment charge to property and equipment of approximately $85,000 that was applied against the restructuring benefit. These amounts are not material to the periods in which they should have been recorded and the adjustment is not material to the Company’s consolidated operating results for the year ending December 31, 2003.

Goodwill.  Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable assets acquired and liabilities assumed. The Company does not amortize goodwill, but tests for impairment of goodwill on an annual basis in its third fiscal quarter and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable.

Impairment of Goodwill.  Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition or loss of key personnel. The Company has determined that its service offerings have similar economic characteristics, as a result, the Company treats its single operating segment as its sole reporting unit in testing for the impairment of goodwill. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The Company assesses goodwill for recoverability if its market capitalization is less than the recorded value of its net assets. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in net earnings (loss).

Purchased Intangible Assets.  Purchased intangible assets consist of customer relationships, internal use software and other purchased intangibles such as domain names. Intangible assets are amortized on a straight-line method basis over the estimated useful lives ranging from 1 to 5 years.

Impairment of Long-Lived Assets and Intangible Assets.  The Company evaluates the carrying amount of its long-lived assets, including purchased intangible assets, when events or changes in business circumstances have occurred, which indicate the carrying amount of such assets may not be fully realizable. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. If the Company determines that any of these assets have been impaired, the impairment charge is recorded based on a comparison of the net book value of the assets and the fair value. The fair value of the assets is determined by either discounted future cash flows resulting from the use of the assets over their average remaining useful lives or specific appraisal.  In 2005 the Company recognized the impairment of third party software that had been capitalized in the amount of approximately $405,000.  The resulting impairment was charges to cost of revenues.

Revenue Recognition and Related Allowances.   The Company derives revenues primarily from providing managed remote Internet access services to customers through its virtual network and by providing monthly security and support services and monthly connectivity services to broadband Internet remote access customers. Its arrangements with its customers typically have multiple deliverables. These deliverables may include software, installation services, customer premises equipment, connectivity services, and maintenance and support services.

The Company recognizes revenues when persuasive evidence of an arrangement exists, service has been provided to the customer, the price to the customer is fixed or determinable, and collection is probable. Mobile remote Internet access services are generally billed on a per-minute basis for usage or at a flat rate per month per user based on negotiated fees. Usage revenues are recognized in the period the services are rendered to end users, and monthly fees are recognized ratably based on the number of days that have elapsed. The Company has minimum commitment arrangements with some customers. These customers are not contractually entitled to use or otherwise receive benefit for unused service in subsequent periods. Minimum commitment fees are recognized as revenue in the month it has been determined that the minimum commitments have not been achieved, assuming all other criteria for revenue recognition have been met.

The Company’s solutions may also include installation services, the sale of customer premise equipment and managed security services related to its broadband services offerings. Depending on the service provided and the nature of the arrangement, the Company may charge a one-time, annual or monthly fee for these additional services or deliverables. Revenue from installation services and the sale of equipment is deferred and recognized ratably over the period of expected usage by its customers since the Company considers these services and products to be an enabler of the related remote access service contracts. The Company’s estimate of expected usage is 30 months, effective at the beginning of the fourth quarter of 2005, and 24 months for all prior periods presented. On a quarterly basis, the Company reviews this estimate of expected usage based on actual data. In the fourth quarter of 2005, the Company determined that the period of expected usage of its services by its customers had lengthened to 30 months and as a result it changed the its estimate to 30 months from 24 months.  This change was made effective at the beginning of the quarter ended October 31, 2005.  This lengthening in the period of expected usage was due to a significantly higher customer retention rate than had been the Company’s previous experience.  Revenues from managed security services are recognized in the month the service is provided. To a lesser extent, the Company also derive a portion of its revenues from licenses of its authentication software, related maintenance and support services, and other optional services related to its managed remote access solutions, all of which revenues are recognized ratably over the term of service. These other revenues amounted to five percent or less of total revenues over the last three years. Fees generated from maintenance contracts are recognized over the life of those contracts. The majority of the maintenance contracts cover periods of one to twelve months. Amounts billed in advance of revenue recognition are recorded to deferred revenue as collected. The Company recognizes certain broadband connectivity revenues generated under agency arrangements on a net basis. Product returns and allowances have not been significant.

The Company provides services over a heterogeneous virtual network, which was created by forming contractual relationships with approximately 500 access providers, including Internet service providers, cable companies, DSL companies and telecommunications companies. These companies may provide their services to GoRemote under either a reseller or an agency arrangement. In applying its revenue recognition policy The Company must make judgments with regard to the specific facts and circumstances surrounding each provider relationship to determine which portion of its revenues it provides under a reseller arrangement, where it would record gross revenues and cost of revenues, and which portion of its revenues it provides as an agent, where it would record revenues and cost of revenues combined on a net basis. In exercising its judgment, the Company evaluates the contractual arrangements and de facto relationships with each provider, together with various other assumptions believed to be applicable and reasonable under the circumstances, to determine whether revenues are gross versus net. Its judgments may change as new events occur, as additional information is obtained and as its operating environment changes, any of which could cause a material impact on the revenues that it has reported. The Company’s broadband service providers do not deliver actual accounting information to it on a timely basis at month-end. Due to this delay, which is outside its control, on a monthly basis, it estimates its revenues and cost of revenues related to broadband services, and adjusts them to actual in the subsequent month after receiving information from its service providers. Historically, these adjustments have been immaterial. Actual results could differ from those estimates. The Company records estimated allowances against revenues for returns and cancellations in the same period the revenues are recorded. These estimates are based upon historical analysis of its service level agreements, credit memo data and other known factors for pricing and transaction volume disputes that arise in the normal course of business. To date, allowances pertaining to its current business have not been significant. If the historical data it uses to calculate these estimates does not accurately reflect amounts associated with future disputes, its actual revenues could be higher or lower than what it has recognized.

Cost of Revenues.  Cost of revenues represents the amounts paid to Internet service providers, cable companies, DSL companies and telecommunications companies for the usage of their networks, and amounts paid to other third party providers of products or services that the Company includes in its solutions. The Company has entered into minimum purchase commitments with some network service providers for access that the Company expects to utilize during the term of the contracts. Costs of minimum purchase contracts are recognized as network access expenses at the greater of the minimum commitment or actual usage. If the Company estimates that the revenues derived from the purchase commitment will be less than the purchase commitment, the Company recognizes a loss on that purchase commitment to the extent of that difference. In 2005 the Company accrued a loss of approximately $827,000 of minimum commitments under a software license that it estimated will not be recoverable through future related revenues.

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

Research and Development.  The Company’s research and development costs, which principally have related to development of internal use software that is also marketed to the Company’s customers, are expensed as incurred until technological feasibility has been established. To date, the software developed by the Company has generally been available for general release concurrent with the establishment of technological feasibility and, accordingly, no internal software development costs have been capitalized.

Advertising Expenses.  Advertising expenditures are charged to expense as incurred and were $1.3 million, $1.2 million and $97,000 for the year ended December 31, 2003, the ten months ended October 31, 2004 and the year ended October 31, 2005, respectively.

Stock-based Compensation.  The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), using an intrinsic value approach to measure compensation expense, if any. Appropriate disclosures using a fair-value based method, as provided by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), are also reflected in the accompanying notes to the consolidated financial statements. Options issued to non-employees are accounted for in accordance with SFAS 123 using a fair value approach. See Note 6 to the Consolidated Financial Statements and further discussions regarding stockholders’ equity in Note 12 to the Consolidated Financial Statements.

Restructuring Expenses and Related Accruals.  From time to time the Company has restructured its operations. The Company’s August 2004 restructuring was accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). Estimated restructuring expenses have included severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. Given the significance of, and timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. The Company’s restructuring expenses involved significant estimates made by management using the best information available at the time that the estimates were made, some of which information was provided by third parties. The Company continually evaluates the adequacy of the remaining liabilities under its restructuring initiatives. Although the Company believes that these estimates accurately reflect the costs of its restructuring plans, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions.

Income Taxes.  The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Net Loss Per Share.  Net loss per common share and diluted net loss per share are presented in conformity with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) for all years presented.

In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of basic and diluted net loss per share, as their effect is antidilutive.  Weighted-average options outstanding to purchase approximately 3.1 million, 1.8 million and 1.0 million shares of common stock for the year ended December 31, 2003, the ten months ended October 31, 2004 and the year ended October 31, 2005, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive.

Foreign Currency Transactions.  The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included in other income (expense), net in the Consolidated Statements of Operations.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated, except for indemnifications involving infringement of third party intellectual property rights. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as October 31, 2005.

Fair Value of Financial Instruments.  The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. The fair value for the Company’s investments in marketable debt and equity securities is estimated based on quoted market prices. The carrying value of those securities, as of each period presented approximates their fair value.

Recent Accounting Pronouncements.  In June 2005, the FASB issued Statement No. 154 (“FAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles had to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Financial Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 requires asset retirement obligations to be recorded when a legal obligation exists even though the timing and/or method of the settlement of such obligations is conditional on a future event. FIN 47 is effective for fiscal years beginning after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its financial condition and results of operations but does not believe that the adoption will have a material impact.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment,” providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, and the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption. The Company will provide SAB 107 required disclosures upon adoption of SFAS 123R. The Company is currently evaluation SAB 107 and will be incorporating it as part of its adoption of SFAS 123R in the first fiscal quarter of 2006.

In December 2004, the FASB issued a revision of FASB Statement No. 123 (“SFAS 123R”), Accounting for Stock-Based Compensation. SFAS 123 Revised establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. On April 14, 2005, the standard was delayed to the first interim period after the Company’s fiscal year, accordingly, effective November 1, 2005, the Company will be required to apply the standard to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS 123R permits public companies to adopt its requirements using one of two methods:

•                    A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

•                    A “prospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123R for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is currently evaluating the expected impact of SFAS 123R to its consolidated financial position or results of operations. See Note 6 of the Notes to the Consolidated Financial Statements for information related to the pro forma effect on the Company’s reported net loss and net loss per share of applying the fair value provisions of the SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

In December 2004, the FASB issued SFAS No. 153 (“FAS 153”), “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29,” which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 defines a nonmonetary exchange as having commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. The Company adopted SFAS 153 in fiscal 2005 and its adoption did not have a material effect on the Company’s financial position or financial statements.

In December 2004, the FASB issued FASB Staff Position No. FSP 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” FSP 109-2 provides guidance under FASB Statement No. 109 (“SFAS 109”), “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB 109. FSP 109-2 is effective for fiscal years after December 15, 2005. The Company is evaluating the impact on its consolidated financial statements.

3.  Restatement and Reclassifications of Previously Issued Financial Statements

In the course of preparing its financial results for the month ended September 30, 2005, the Company identified certain errors in the Company’s unaudited interim financial statements for fiscal years 2004 and 2005 and for the ten months ended October 31, 2004. The errors principally related to incorrect recording of cost of revenues for the Company’s broadband services.   These errors consisted of the Company’s failure to properly accrue a liability for services delivered by third party suppliers to the Company’s customers’ end users.  In particular, this occurred when such third party suppliers did not deliver invoices to the Company. In addition, adjustments relate to the timing of recognition of certain broadband cost of revenues.  The Company evaluated the errors in accordance with the quantitative and qualitative guidance set forth in SEC Staff Accounting Bulletin No. 99 and determined with the concurrence of its Audit Committee that the Company’s previous financial statements as issued were reliable.

The Company’s Audit Committee further agreed with Management’s decision to correct the aggregate errors by restating the Company’s financial statements for the ten months ended October 31, 2004 and the quarters ended January 31, 2005, April 30, 2005 and July 31, 2005 and the corresponding interim periods of 2004.

The following describes these errors in more detail:

•                    The Company’s broadband service providers do not deliver actual accounting information to it on a timely basis at month-end. Due to this delay, which is outside the Company’s control, on a monthly basis, the Company estimates its revenues and cost of revenues related to broadband services, and adjusts them to actual in the subsequent month after receiving information from the Company’s service providers. The accruals that were recorded to reflect these routine estimates did not include an estimate for the cost of services that were contracted for and received, but as to which no invoice was ever delivered from the service provider. These costs, which were principally comprised of monthly recurring Internet access costs, were not properly recognized.

•                    Due to errors on their part, the Company’s broadband service providers in certain cases delivered invoices for their services to the Company’s customers end users.  When these invoice delivery errors were identified in the past, the Company provided credits to the Company’s customers for service provider costs that they had paid directly to the provider.   Two problems were identified in connection with these previously issued credits: (a) the Company had not properly provided for the related cost of Internet access, thereby understating cost of revenues and accrued liabilities; and (b) when the Company recorded the credits, the Company erroneously recorded reductions to revenue instead of reducing accrued liabilities.

•                    The Company also discovered timing errors in its monthly accounts payable processing.  These errors were of two types: (a) the consistent late posting by one month of certain service provider invoices; and (b) the accrual for certain invoices were recorded in the wrong accounting period.  Certain of these errors occurred prior to the Company’s December 2003 acquisition of Axcelerant and represent unrecorded assumed liabilities of approximately $494,000 as of the date of acquisition.  These liabilities were recorded as a fiscal 2004 adjustment to the purchase price allocation of Axcelerant and resulted in a corresponding increase to the charge for impairment of goodwill recorded in the ten months and quarter ended October 31, 2004.

The restatement adjustments (including impairment charges) resulted in a reduction in previously reported net income for the ten months ended October 31, 2004, and a cumulative net reduction to shareholders’ equity as of October 31, 2004, of approximately $725,000.

Restated Financial Statements

Consolidated Statements of Operations Adjustments (in thousands)

	Ten Months Ended October 31, 2004
	As Previously Reported	Restated
Revenues	$42,067	$42,173
Costs and expenses:
Cost of revenues	18,016	18,353
Network and operations	7,671	7,671
Research and development	3,441	3,441
Sales and marketing	16,421	16,421
General and administrative	5,313	5,344
Goodwill and intangible asset impairment	27,929	28,423
Amortization of purchased intangible assets	1,290	1,290
Amortization of stock-based compensation	270	270
Restructuring charge	2,468	2,468
Total costs and expenses	82,819	83,681
Operating loss	(40,752)	(41,508)
Interest income and other, net	125	125
Interest expense	—	—
Operating loss before income taxes	(40,627)	(41,383)
Provision for income taxes	79	48
Net loss	$(40,706)	$(41,431)
Basic and diluted net loss per share	$(1.00)	$(1.02)
Shares used to compute basic and diluted net loss per share	40,526	40,526

Consolidated Balance Sheets Adjustments (in thousands, except per share amounts)

	October 31, 2004
	As Previously Reported	Restated
ASSETS
Current assets:
Cash and cash equivalents	$2,407	$2,407
Short-term investments	15,614	15,614
Accounts receivable, net	7,243	7,243
Inventory	119	119
Deferred installation costs	1,425	1,444
Prepaid expenses and other current assets	725	725
Total current assets	27,533	27,552
Property and equipment, net	1,694	1,694
Goodwill	21,612	21,612
Intangible assets, net	3,876	3,876
Deferred installation costs, less current portion	740	754
Other assets	442	442
Total assets	$55,897	$55,930
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,571	$7,329
Restructuring accrual	434	434
Accrued compensation and benefits	1,061	1,061
Deferred revenue	2,741	2,741
Other current liabilities	1,407	1,407
Total current liabilities	12,214	12,972
Deferred revenue, less current portion	1,305	1,305
Restructuring accrual, less current portion	416	416
Total liabilities	13,935	14,693
Stockholders’ equity:
Series A convertible preferred stock	—	—
Preferred stock	—	—
Common stock	41	41
Additional paid-in capital	213,244	213,244
Deferred stock-based compensation	(201)	(201)
Accumulated deficit	(171,122)	(171,847)
Total stockholders’ equity	41,962	41,237
Total liabilities and stockholders’ equity	$55,897	$55,930

Consolidated Statements of Stockholders’ Equity Adjustments

The restatement adjustments resulted in a cumulative net reduction to stockholders’ equity of approximately $725,000 as of October 31, 2004.

Consolidated Statements of Cash Flows Adjustments (in thousands)

The following table presents selected consolidated statements of cash flows information showing previously reported and restated cash flows, for the ten months ended October 31, 2004:

	Ten months ended October 31,
	2004
	As Previously Reported	As Restated
Net loss	$(40,706)	$(41,431)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of goodwill and purchased intangibles	27,929	28,423
Net changes in assets and liabilities:
Accounts payable and accrued liabilities	(578)	(314)
Deferred revenue	3,271	3,238

Net cash (used in) operating activities	$(7,236)	$(7,236)
Net cash provided by investing activities	3,145	3,145
Net cash from financing activities	1,199	1,199

Reclassifications.  To conform to the 2005 presentation, $933,000 previously reported on the 2004 consolidated balance sheet as accounts payable has been reclassified by the Company and is now included in other accrued liabilities.

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

Ten Months Ended October 31, 2003
(unaudited)
Revenues	$33,543
Operating loss	(1,232)
Net Loss	$(1,117)

Basic and diluted net loss per share	$(0.05)

5. Business Combination

On December 1, 2003, the Company completed its acquisition of Axcelerant, Inc., a privately held provider of broadband Internet remote access services and managed security services. The Company acquired Axcelerant to extend its service offerings, enhance retention of existing customers and improve their ability to obtain new enterprise customers. The purchase price was $58.6 million and the transaction was accounted for as a purchase. The Company attributed particular value to Axcelerant’s leadership in the growing market for managed secure broadband services, its expertise in selling and providing these services to enterprise customers with large numbers of branch offices and teleworkers, and its reputation for excellence in service delivery. The Company issued 9.2 million shares of common stock with a fair value of $53.2 million for all of the outstanding stock of Axcelerant. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock for the five-day average surrounding August 13, 2003, the transaction announcement date, which was $5.76 per share. The total purchase price also includes direct costs associated with the transaction totaling $2.0 million.

The Company also assumed all of the outstanding stock options of Axcelerant and converted them into options to purchase approximately 597,000 shares of the Company’s common stock. The fair value of the stock options assumed and issued in connection with the transaction was $3.4 million. The options were valued using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 176%, expected contract lives of seven to ten years, and a risk-free interest rate of 2.95%.

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

Under the purchase method of accounting, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The amount of accounts payable assumed in the acquisition was adjusted as of September 2004 to reflect additional liabilities as of the acquisition date of $510,000 for unrecorded taxes and $494,000 of unrecorded liabilities related to provider costs identified as part of the restatement discussed in Note 3.  The excess of the purchase price over those fair values is recorded as goodwill and has been adjusted to reflect the adjustments discussed above.  The fair values assigned to the intangible assets acquired are based on estimates and assumptions provided and other information compiled by management, including independent valuations, that utilize established valuation techniques appropriate for the high technology industry.

A summary of the total purchase price is as follows (in thousands):

Common stock	$53,178
Outstanding Axcelerant, Inc. stock options	3,427
Direct costs of the acquisition	2,000
Total purchase price	$58,605

The total purchase price has been allocated as follows (in thousands):

(Restated)
Cash and cash equivalents	$3,115
Accounts receivable, net	2,235
Property and equipment, net	484
Other assets and liabilities, net	(990)
Accounts payable	(2,197)
Net tangible assets acquired	2,647
Customer Relationships	7,500
Internal use software	100
Intangible assets acquired	7,600
Goodwill	47,684
Deferred stock compensation on unvested stock options	674
Total purchase price	$58,605

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized, but instead will be reviewed periodically for impairment. The goodwill is not expected to be deductible for tax purposes under Section 197 of the Internal Revenue Code.

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

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of GoRemote and Axcelerant as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information for 2003 was derived from GoRemote’s audited statement of operations for the year ended December 31, 2003 and Axcelerant’s unaudited statement of operations for the period January 1, 2003 to December 1, 2003 (the date the acquisition was completed).

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

Unaudited pro forma financial information is as follows (in thousands, except per share amounts):

Year Ended
2003
Revenues	$59,424
Net loss applicable to common stockholders	$(5,810)
Basic and diluted net loss per share applicable to common stockholders	$(0.18)

6. Stock-Based Compensation

Stock-Based Compensation.    The Company accounts for the intrinsic value of its stock-based awards to employees in accordance with APB 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Therefore, the Company recognizes no compensation expense with respect to such awards granted at fair market value.

The Company also reports pro forma information regarding net loss and loss per share as if awards to employees were accounted for under the fair value method required by SFAS 123, “Accounting for Stock-based Compensation,” SFAS 148, “Accounting for Stock-based Compensation – Transition and Disclosures,” and related Interpretations.  The fair value of stock options and stock purchase rights granted in 2003, 2004 and 2005 were estimated at the date of grant using the Black-Scholes option valuation model and the multiple option attribution approach, assuming no expected dividends and the following weighted average assumptions:

	Stock Options
	Year Ended December 31, 2003	Ten Months Ended October 31,2004	Year Ended October 31, 2005
	(restated)	(restated)
Expected life (years)	4.89	5.30	5.35
Expected stock price volatility	65%	50%	50%
Risk-free interest rate	2.87%	3.38%	3.98%

	Stock Purchase
	Year Ended December 31, 2003	Ten Months Ended October 31,2004	Year Ended October 31, 2005
	(restated)	(restated)
Expected life (years)	1.21	1.38	1.24
Expected stock price volatility	67%	56%	50%
Risk-free interest rate	2.88%	3.19%	3.68%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on an analysis of a number of factors: including the historical volatility of the Company’s common stock; historical and projected future trends of volatility of the Company’s common stock over the period commensurate with the expected life of the options; and, due to the lack of sufficient Company specific historical information of its publicly traded share prices, the historical of volatility of five similar entities whose share prices are publicly available The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. The expected term calculation is based on the observed historical option exercise behavior and post-vesting forfeitures of options by the Company’s employees.

For purposes of pro forma disclosures, the estimated fair value of stock-based awards is amortized against pro forma net loss over the stock-based awards’ vesting period for options and over the offering period for stock purchases under the Purchase Plan.

In the fourth quarter of fiscal year 2005,the Company reviewed and revised all assumptions it used to estimate the fair value of stock options and stock purchase rights to reflect current projections of the expected life and stock price volatility, and the associated risk-free interest rates.  The current pro forma information presented below has been restated for all periods presented to be consistent with the current assumptions.  The revisions apply only to prior pro forma information and have no impact on reported expenses or net loss under the requirements of APB 25.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”, which revises SFAS 123 and requires all equity-based awards to employees to be recognized in the statement of operations based on their fair values. Under SFAS 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  The transition methods include the prospective and retroactive adoption options.  Under the retroactive method, prior periods may be restated either as of the beginning of the year or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123(R), while the retroactive method would record compensation expense for all unvested stock options beginning with the first period restated.  The Company is evaluating the requirements of SFAS 123(R) and expects that the adoption of SFAS 123(R) will have a material impact on the reported results of operations.  No determination has been made regarding the method of adoption or the effect of adopting SFAS 123(R), and whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.  Under the current regulations, as amended in April 2005, the Company will be required to adopt the final standard no later than November 1, 2005.

The Company’s pro forma information is as follows (in thousands, except per share amounts):

	Year Ended December 31, 2003	Ten Months Ended October 31,2004	Year Ended October 31, 2005
		(Restated)

Net loss as reported in the statement of operations	$(1,856)	$(41,431)	$(8,349)
Add: Amortization of stock compensation measured under APB 25	95	270	121
Less: Stock-based compensation expense measured under SFAS 123, as restated in 2003 and 2004 (1)	(4,935)	(1,945)	(1,870)

Pro forma net loss, as restated in 2003 and 2004 (1)	$(6,696)	$(43,106)	$(10,098)

Basic and diluted net loss per share	$(0.08)	$(1.02)	$(0.20)

Pro forma basic and diluted net loss per share, as restated in 2003 and 2004 (1)	$(0.28)	$(1.06)	$(0.24)

(1)  Pro forma total employee stock-based compensation expense measured under SFAS 123, pro forma net loss, and pro forma basic and diluted net loss per share for the year ended December 31, 2003 and the ten months ended October 31, 2004 have been restated. Amounts originally reported were $5.7 million and $3.6 million for total stock-based compensation expense measured under SFAS 123 for the year ended December 31, 2003 and the ten months ended October 31, 2004, respectively.  The restatement had an effect of reducing pro forma basic and diluted net loss per share by $0.03 and $0.04 for the year ended December 31, 2003 and the ten months ended October 31, 2004, respectively.

Calculated under SFAS 123, the weighted-average fair values of the employee stock options granted during 2003, the ten months ended October 31, 2004, and the year ended December 31, 2005 were $1.99, $1.04 and $0.71, respectively. The weighted-average estimated fair value of shares purchased under the Purchase during 2003, the ten months ended October 31, 2004, and the year ended December 31, 2005 were $0.54, $0.56 and $0.54 per share, respectively.

7. Investments

The following is a summary of the Company’s investments.

	October 31,
	2004	2005
	(in thousands)
Floating rate municipal bonds	$15,614	$14,048
Total short-term investments	$15,614	$14,048

The above amounts are stated at fair value that approximates cost. There were no realized gains or losses from sale of available-for-sale securities for the year ended December 31, 2003, the ten months ended October 31, 2004, and the year ended October 31, 2005.  All investments are floating rate municipal bonds that are highly liquid and have contractual maturities after 5 years.

Although these investments have contractual maturity dates from 5 to 37 years, they are short-term market auction rate municipal bonds. Market auction rate municipal bonds are municipal bonds with a dividend rate determined periodically. These instruments reset every 28 or 35 days and it is the Company’s intention to have them reset every 28 or 35 days. In accordance with SFAS 115 and Accounting Research Bulletin No. 43, current assets include marketable securities representing the investment of cash available for current operations. This investment of cash in market auction rate municipal bonds is intended to be used for current operations and is therefore classified as short term.

8. Property and Equipment, Intangible Assets and Other Assets

Property and Equipment

Property and equipment comprised the following:

	October 31,
	2004	2005
	(in thousands)
Computer hardware	$6,319	$6,457
Software	4,495	4,354
Office furniture and equipment	1,506	1,311
Leasehold improvements	422	422
	12,742	12,544
Less accumulated depreciation and amortization	(11,048)	(10,920)
Total	$1,694	$1,624

During the fourth quarter of fiscal year 2005, the Company established plans to release for sale a new generation of Mobile Office client software, which it expects to be generally available to customers in the second half of fiscal year 2006.  This decision was an indicator that the carrying value of the capitalized third party software development costs related to its previous generation Mobile Office client software might not be recoverable.  The Company performed an impairment analysis as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and concluded that the carrying value in the amount of $405,000 was fully impaired as of October 31, 2005 and a corresponding charge was taken to cost of revenues in the fourth quarter and year ended October 31, 2005.

Purchased Intangible Assets

Purchased intangible assets are carried at cost less accumulated amortization. Amortization of purchased intangible assets is computed using the straight-line method over their expected useful lives of five years for customer relationships and Website URL and one year for internal use software, respectively.

Purchased intangible assets consisted of the following (in thousands):

	October 31,
	2004	2005
Customer relationships	$5,150	$5,150
Internal use software	100	100
Website URL	50	50
	5,300	5,300
Less accumulated amortization	(1,424)	(2,378)
Total	$3,876	$2,922

For the year ended December 31, 2003, the ten months ended October 31, 2004, and the year ended October 31, 2005, $133,000, $1.3 million and $954,000, respectively, of amortization expenses was recorded.

The aggregate estimated amortization expense through October 31, 2009, based on fiscal years ending October 31, is as follows (in thousands):

Amortization
2006	$946
2007	946
2008	946
2009	84
$2,922

Impairment of Purchased Intangible Assets

Effective September 30, 2004, the Company determined that its customer relationships intangible asset acquired in connection with the acquisition of Axcelerant was not fully recoverable. The Company estimated the value of these assets. During the first three quarters of fiscal year 2004, the Company’s operating costs required to support the customers acquired in connection with its acquisition of Axcelerant, Inc. were greater than initially projected. As a result, this asset was written down from $6.3 million, net book value, to $3.9 million. Based on the analysis of historical termination data for the acquired customers, the Company determined that no adjustment to the remaining life of the asset was required.

Impairment of Goodwill

Effective September 30, 2004, the Company determined that the amount of accounts payable assumed in connection with the acquisition of Axcelerant was understated by approximately $1 million, consisting of $510,000 for unrecorded taxes and $494,000 of unrecorded liabilities related to provider costs identified as part of the restatement discussed in Note 3.  In addition the Company determined that goodwill was impaired and recorded a $28.4 million impairment charge. The Company determined that its market capitalization was less than the value of its net assets, indicating that goodwill or other intangible assets were likely impaired. The Company re-evaluated the cash flow forecasts for its business activities. Fair value was based on expected cash flows to be generated by the Company’s business, discounted at rates associated with underlying risks. During the first three quarters of 2004, the Company experienced lower than projected revenues due to the fact that prospective customers did not replace their more expensive access services, such as frame relay services, with the Company’s broadband-based Internet access services at the rate it had initially projected and due to the continued decline in customer demand for its dial-up access services. As a result, the Company’s cash flow projection for the reporting unit was revised and, effective September 30, 2004, the Company determined that goodwill was impaired and recorded a $28.4 million impairment charge

Other Assets

The Company entered into an agreement with a wireless service provider during 2001 for the exchange of services, which resulted in a prepayment for future wireless services and the obligation by the Company to provide future Internet roaming services. During September 2003, because these assets had not yet been utilized, the Company and the provider amended the underlying agreement to modify the scope of their business relationship and extend the term of the agreement until September 2007, thus permitting the Company to utilize the assets during the extended term. As a result of this amended agreement, the Company entered into a nonmonetary transaction for the exchange of prepaid wireless services for prepaid roaming services and wireless cards. Because this nonmonetary transaction did not represent a culmination of an earnings process, no revenues or expenses have been, or will be, recorded by the Company pursuant to this transaction. In addition, there was no indicated loss at the time of this exchange of services. During the quarter ended October 31, 2004, the Company concluded that, based on the actual and projected network traffic, the full value of the prepaid services would not be realized. Effective September 30, 2004, the Company adjusted the asset to its fair value and recorded a $449,000 charge to cost of revenues. As of October 31, 2005, the remaining net carrying value of $43,000 is expected to be utilized over the remaining term of the agreement.

9. Commitments and Contingencies

Lease Commitments

The Company leases all of its facilities under operating leases that expire at various dates through 2008. The future minimum operating lease commitments were as follows at October 31, 2005, based on fiscal years ending October 31 (in thousands):

Operating Leases
2006	$1,376
2007	819
2008	181
2009	—
2010 and thereafter	—
$2,376

Rent expense charged to operations totaled approximately $1.1 million for 2003, $2.2 million for the ten months ended October 31, 2004 and $1.3 million for the year ended October 31, 2005. The Company’s operating lease for its worldwide headquarters in Milpitas, California was renewed in 2003 and the new five-year lease renewal term ends on February 28, 2008. The Company also has an operating lease for its Irvine, California facility, which term expires on March 31, 2007. The amounts of future lease commitments resulting from these two leases are included in future minimum operating lease commitments above, and include $412,000 of future rent expense which was expensed in the ten months ended October 31, 2004 as part of the Company’s August 2004 restructuring.

Purchase Commitments

The Company has entered into certain purchase commitments from suppliers who provide network access, software and related services that are utilized by the Company in order to deliver its mobile office communications products and services. The annual purchase commitments were as follows at October 31, 2005, based on fiscal years ending October 31 (in thousands):

Purchases
2006	$955
2007	190
$1,145

Purchase commitments include $891,000 of third party software licensing contract commitments that have been accrued and included in other accrued liabilities on the balance sheet as of October 31, 2005.

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

In November 2005, the company received notification that a former employee was seeking a payment of $350,000 in settlement of the claims for non-payment of commission and retaliatory termination for raising the commission claim. The Company responded by denying his claims.  In December 2005, the former employee filed a lawsuit against the Company for non-payment of commissions and retaliatory termination, seeking unspecified damages.  The Company is not able to estimate the amount of any potential damages at this time.  The Company believes it has meritorious defenses and intends to pursue them vigorously.

10. Restructuring Events

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

Restructuring-related involuntary employee severance costs resulted in a charge of $1.5 million, pertaining to the estimated termination payout to employees worldwide. The employee reductions came principally from sales and marketing, research and development and general and administrative areas. As of October 31, 2005, a total of 72 employees were terminated as part of these cost-cutting measures.  Part of the benefits provided to two of the Company’s former executives whose service was terminated as part of the restructuring included extension of the dates by which their vested options could be exercised following termination of employment from three months to six months and twelve months, respectively. This change to the expiration dates of their vested options was deemed to be a modification, resulting in a non-cash charge of approximately $53,000 being included in the restructuring charge.

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

The provision and associated charges against the provision for the August 2004 restructuring through October 31, 2005 are as follows:

	Employee Severance Costs	Lease Facilities and Other Obligations	Retirement of Fixed Assets	Valuation of Modified Stock Options	Total
	(in thousands)
Provision recorded in the year ended October 31, 2004	$1,492	$650	$273	$53	$2,468
Non-cash charges	—	15	(273)	(53)	(311)
Cash payments	(1,268)	(39)	—	—	(1,307)
Accruals at October 31, 2004	224	626	—	—	850
Provision recorded in the year ended October 31, 2005	69	(9)	—	—	60
Non-cash charges (recoveries)	—	(24)	—	—	(24)
Cash payments	(287)	(178)	—	—	(465)
Accruals at October 31, 2005	$6	$415	$—	$—	$421

The restructuring provision of $69,000 in the year ended October 31, 2005 relates to additional severance payments to international employees.  This was partially offset by net adjustments to facility related accruals of $24,000.

11. Income Taxes

The components of the income tax provision are as follows (in thousands):

	Year Ended	Ten Months Ended	Year Ended
	December 31, 2003	October 31, 2004	October 31, 2005
Current
Federal	$—	$—	$—
State	2	18	31
Foreign	49	30	(28)
	51	48	3
Deferred
Federal	(3,482)	(4,610)	(3,654)
State	(408)	(191)	(39)
	(3,890)	(4,801)	(3,693)
	(3,839)	(4,753)	(3,690)
Change in valuation allowance	3,890	4,801	3,693
	$51	$48	$3

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	October 31, 2004	October 31, 2005
Deferred tax assets:
Net operating loss carryforward	$47,585	$50,421
Tax credit carryforwards	867	1,104
Accruals and reserves	1,451	1,770
Fixed Assets and intangibles	740	707
Total deferred tax assets	50,643	54,002
Valuation allowance	(49,210)	(52,903)
Net deferred tax assets	1,433	1,099
Deferred tax liabilities:
Acquired Intangibles	(1,433)	(1,099)
Total deferred tax liabilities	(1,433)	(1,099)
Net deferred tax liabilities	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $4.8million and $3.7 million the ten months ended October 31, 2004 and the year ended October 31,2005, respectively.

As of October 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $140.7 million, which expire in the years 2009 through 2024, and federal research and development credits of approximately $678,000, which expire in the years 2009 through 2022. As of October 31, 2005, the Company had net operating losses carryforwards for state income tax purposes of approximately $44.4 million, which expire in the years 2004 through 2015 and state research, and development tax credits of approximately $646,000, which do not expire.

Utilization of the Company’s net operating loss may be subject to substantial limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization.

The tax benefits associated with employee stock options provide a deferred benefit of approximately $4.6 million, which has been offset by the valuation allowance. The deferred tax benefit associated with employee stock options will be credited to additional paid-in capital when realized.

	Year Ended December 31, 2003	Ten Months Ended October 31, 2004	Year Ended October 31, 2005
		(restated)
Tax at U.S. statutory rate	(34.00)%	(34.00)%	(34.00)%
Unutilized net operating losses	36.46%	12.30%	31.53%
Sate tax	—%	—%	.37%
Foreign tax	2.72%	0.12%	(.34)%
Other—permanent items	3.57%	21.70%	2.48%
Credits	(5.92)%	—%	—%
	2.83%	0.12%	0.04%

12. Stockholders’ Equity

Preferred Stock.  The Company had 5.0 million shares of preferred stock authorized at a par value of $0.001 per share. In accordance with the terms of the certificate of incorporation, the Board of Directors is authorized to provide for the issuance of one or more series of preferred stock, including increases or decreases to the series. The Board of Directors has the authority to set the rights, preferences and terms of such shares. As of October 31 2004 and 2005, no shares of preferred stock were issued and outstanding.

Increase in Authorized Number of Common Stock.  At the Company’s special meeting of stockholders held on November 25, 2003, the stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, to increase the authorized number of shares of the Company’s common stock from 50,000,000 shares, $0.001 par value per share, to 100,000,000 shares, $0.001 par value per share.

Series A Convertible Preferred Stock.  On April 19, 2002, the Company sold approximately 9.0 million shares of its Series A Convertible Preferred Stock (“Series A Preferred Stock”), and associated warrants, for $15.0 million, to investors affiliated with H&Q Asia Pacific and Vertex Management. The net proceeds of the offering, after deducting expenses, were $14.2 million. At the closing of the transaction, the Company also issued to these investors warrants to purchase approximately 904,000 shares of Series A Preferred Stock at a purchase price of $1.66 per share, and warrants to purchase approximately 1.4 million shares of Series A Preferred Stock at a purchase price of $2.49 per share.

In connection with the closing, the parties entered into an amended and restated Series A Preferred Stock purchase agreement and a number of ancillary agreements, and the Company amended its certificate of incorporation to authorize and set forth the terms of the Series A Preferred Stock. The Company has designated a total of approximately 12.8 million shares as Series A Preferred Stock.

Each share of Series A Preferred Stock is initially convertible into the Company’s common stock at any time at the option of the holders on a 1-for-1 basis. Furthermore the Series A Preferred Stock will convert automatically into common stock upon the earlier of the fifth anniversary of the date of issuance or the 90th consecutive trading day that the closing price of the Company’s common stock is at least $8.30 per share. There will be no change to the conversion ratio subsequent to issuance of the Series A Preferred Stock based upon the trading price of the Company’s common stock. If common stock or preferred stock (excluding options and stock purchased under the employee stock purchase plan) is subsequently issued at a price of less than $1.66 per share, then the conversion ratio will be adjusted as a result of events such as stock dividends, stock splits, and combinations of stock into a smaller number of shares, up to a maximum of 1.2296 shares of common stock for each share of Series A Preferred Stock. Each share of Series A Preferred Stock will vote with the common stock on an as converted basis and not as a separate class.

Each holder of Series A Preferred Stock is entitled to receive upon the liquidation of the Company, in preference to holders of common stock, the purchase price of the Series A Preferred Stock of $1.66 per share plus declared but unpaid dividends. The holders will also be entitled to participate with the holders of the common stock in any further distribution of assets until the aggregate amount distributed to the Series A Preferred Stock holders exceeds three and one-half times the amount of the original investment. If, however, the holders would have received in the aggregate less than two times the amount of their original investment, then they will be entitled to receive an additional amount equal to 10% of their original investment for each year since the time of their original investment.

The warrants to purchase Series A Preferred Stock are exercisable at any time within five years after the closing. The intrinsic value assigned to the warrants amounted to approximately $2.5 million and is reflected in Additional Paid In Capital on the balance sheet. As of October 31, 2005, warrants to purchase 602,410 shares of Series A Preferred Stock at an exercise price of $1.66 per share and 903,614 shares of Series A Preferred Stock at an exercise price of $2.49 per share, respectively, were outstanding. No Series A Preferred Stock warrants were exercised and converted into shares of common stock during the year ended October 31, 2005 and the ten months ended October 31,2004. As of October 31, 2005, warrants had been exercised on a net basis as to 527,107 shares of Series A Preferred Stock and simultaneously converted into 369,210 shares of common stock. In addition, warrants had been exercised on a cash basis as to 225,903 shares of Series A Preferred Stock and simultaneously converted into an equal number of shares of common stock, resulting in aggregate proceeds to the Company of approximately $487,000. In addition, as of October 31, 2005, a total of 9,631,253 shares of Series A Preferred Stock had been converted into an equal number of shares of the Company’s common stock. In September 2002, pursuant to a Registration Statement on Form S-3, the Company effected the registration for resale of 11,295,174 shares of common stock, representing the shares of common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the warrants to purchase Series A Preferred Stock and the conversion of such preferred stock to common stock.

EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” requires that a portion of the proceeds equal to the intrinsic value (and not the fair value) of the conversion option be allocated to additional paid-in capital. This results in a discount on the convertible instrument that is recognized as a return to the preferred shareholders (similar to a dividend) over the period in which the preferred shareholders can realize the return (which is immediately). In accordance with EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the discount is calculated at the commitment date as the difference between the conversion price of each preferred share and the fair value of each share of the common stock into which the preferred stock is convertible, multiplied by the number of shares into which the security is convertible.

At the commitment date, April 19, 2002 (the date of the transaction closing), the fair value of our common stock was $2.67, the effective conversion price of the Series A Preferred Stock was $1.37 and the effective conversion price of the two warrants were $2.80 and $3.61, respectively. Therefore, a beneficial conversion feature existed for the Series A Preferred Stock, but not for the warrants. The Series A Preferred Stock was immediately convertible into common stock and, therefore, the amount of the beneficial conversion feature, equal to $11.8 million, was recorded as a deemed dividend in 2002. In order to determine the effective conversion prices, the Company performed a valuation of the Series A Preferred Stock and associated warrants.

Stock Option Plans.  Under the 1999 Equity Incentive Plan (the “Equity Plan”) the Company initially reserved 4.5 million shares for issuance under the Equity Plan. Each year, the aggregate number of shares reserved for issuance under the Equity Plan has automatically increased by a number of shares equal to 5% of the Company’s outstanding shares at the end of the preceding year. As of October 31, 2005, the aggregate cumulative number of shares reserved for issuance was 12.0 million shares, which included approximately 597,000 shares reserved for issuance upon exercise of Axcelerant options assumed in the Merger. The Equity Plan provides for the granting of incentive stock options to employees and nonqualified stock options to employees, officers, consultants, directors, independent contractors and advisors. Under the Equity Plan, the Board of Directors determines the term of each award and the award price. In the case of incentive stock options, the exercise price may be established at an amount no less than the fair market value at the date of grant, while non-statutory stock options may have exercise prices not less than 85% of the fair market value as of the date of grant. The exercise price of incentive stock option granted to a 10% shareholder will not be less than 110% of the fair market value of the shares on the date of grant. Options granted under the Equity Plan for new employees generally vest with respect to 20% of the shares ten months after the employee’s hire date and the remainder vesting ratably over the following forty months and options expire no later than ten years from the date of grant.

In addition, the Company’s 1995 Stock Option Plan and the 1997 Stock Option Plan (the “Option Plans”), provided for the granting of incentive stock options to employees and directors and nonqualified stock options to employees, consultants and directors. Options outstanding under the Option Plans generally were governed by the same terms as those under the Equity Plan, except that the options vest between 48 and 50 months. At the time of the Company’s initial public offering, the Option Plans were terminated such that no new options may be granted under the Options Plans. Outstanding options at the date of the initial public offering remain outstanding under their original terms.

In connection with its acquisition of Axcelerant in December 2003, the Company assumed all of the outstanding Axcelerant stock options under the Axcelerant 2001 Stock Incentive Plan (the “Axcelerant Plan”), which were converted into options to purchase approximately 597,000 shares of the Company’s common stock. The stock options have terms of ten years and generally vest over a four-year period. These options were assumed at prices between $0.02 and $5.05 per share, with a weighted average exercise price of $1.32 per share. All stock options assumed were exercisable and approximately 462,000 of the stock options assumed were vested. No further stock options can be granted under the Axcelerant Plan.

Employee Stock Purchase Plan.  Under the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) the Company initially reserved 500,000 shares of the Company’s common stock for issuance under the Purchase Plan. The plan was adopted effective at the time of the initial public offering. Each year, the aggregate number of shares reserved for issuance under this plan will automatically increase by a number of shares equal to 1% of the Company’s outstanding shares at the end of preceding year. As of October 31, 2005, the aggregate cumulative number of shares reserved for issuance was approximately 1.9 million shares. Under the Company’s Purchase Plan, qualified employees can elect to have between 2 and 15 percent of their annual earnings withheld, subject to maximum purchase limitations, to purchase the Company’s common stock at the end of six-month enrollment periods. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the twenty-four month offering period or at the end of each six-month purchase period.

Stock Options.  Stock option activity under the Plans for the year ended December 31, 2003, the ten months ended October 31, 2005 and the year ended October 31, 2005 is summarized below:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2002	3,568	5,000	$5.96
Authorized	1,613	—
Granted	(2,866)	2,866	$3.35
Exercised	—	(690)	$1.62
Cancelled	537	(537)	$3.62
Assumption of Axcelerant Plan options	(597)	597	$2.92
Outstanding at December 31, 2003	2,255	7,236	$5.13
Authorized	1,862	—
Granted	(4,415)	4,415	$2.18
Exercised	—	(524)	$1.57
Cancelled	1,848	(1,848)	$3.81
Outstanding at October 31, 2004	1,550	9,279	$4.19
Authorized	2,072	—
Granted	(2,610)	2,610	$1.44
Exercised	—	(822)	$1.22
Cancelled	1,919	(1,919)	$3.90
Expired	(68)	—
Outstanding at October 31, 2005	2,863	9,148	$3.73

The following tables summarize information about options outstanding and exercisable under the Company’s various option plans at October 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)	(years)	(in thousands)
$0.23 - $1.26	2,566	8.06	$1.19	1,322	$1.15
$1.27 - $1.38	2,355	9.47	$1.34	352	$1.36
$1.39 - $2.25	2,002	8.03	$1.68	1,151	$1.74
$2.26 - $36.00	2,189	6.74	$10.31	1,621	$12.51
$36.00 - $56.25	36	4.24	$56.25	36	$56.25
Total	9,148	8.09	$3.73	4,482	$5.87

In connection with stock options granted by the Company through December 14, 1999, the Company recorded deferred compensation of approximately $1.8 million, which equals the aggregate differences between the exercise prices of the options at their dates of grant and the deemed value for accounting purposes of the common stock subject to these options. Such amount is included as a reduction of stockholders equity and is being amortized on a straight-line basis over the option vesting periods, which are generally four years. Additionally, in connection with the acquisition of Axcelerant the Company recorded the intrinsic value of unvested stock options assumed of approximately $674,000, which has been allocated to deferred stock compensation. Such amount is included as a reduction of stockholders’ equity and is being amortized on a straight-line basis over the option vesting periods, which are generally four years. The Company recorded compensation expense of $95,000, $270,000 and $121,000 in the year ended December 31, 2003, the ten months ended October 31, 2004 and the twelve months ended October 31, 2005, respectively. During the ten months ended October 31, 2004 and the twelve months ended October 31, 2005, the deferred stock compensation was reduced by $173,000 and $42,000, respectively, due to employee terminations.

At October 31, 2005, the Company had reserved shares of common stock for potential future issuance consisting of approximately 1.5 million shares upon exercises of Series A Preferred Stock warrants, approximately 9.1 million shares for exercises under the Equity Plan and 155,000 shares under the Purchase Plan.

13. Segment Information

The Company operates solely in one segment, providing a global network for corporate enterprises with mobile and remote workforces and for the Company’s service provider resellers and value-added resellers.

The following is a summary of revenue and long-lived assets by geographical area for the periods presented:

	Year Ended December 31, 2003	Ten Months Ended October 31, 2004	Year Ended October 31, 2005
		(restated) (in thousands)
Revenues by external customers:
United States, Canada & Latin America	$22,774	$29,372	$35,140
Japan/Korea	10,960	6,385	3,337
Asia Pacific	3,355	2,895	2,791
Europe, Middle East and Africa	4,118	3,521	3,429
	$41,207	$42,173	$44,697
Long-lived assets:
United States	$56,633	$27,169	$26,023
Rest of world	72	67	134
	$56,705	$27,236	$26,157

Revenues by external customers are based on the customer’s billing locations. Long-lived assets are those assets used in each geographic location and consist of property and equipment, net, goodwill and intangible assets. For the year ended October 31, 2005, no individual customer accounted for more than 10% of the Company’s consolidated revenues. For the ten months ended October 31, 2004, Fiberlink Communications Corporation accounted for 11% of the Company’s consolidated revenues, respectively. For the year ended December 31, 2003, Sony Communications Services Corporation and Fiberlink Communications Corporation accounted for 19% and 15% of the Company’s consolidated revenues, respectively.

During December 2003, Cable & Wireless USA filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and agreed to sell its assets. Simultaneously, it ceased doing business in the United States. Cable & Wireless USA accounted for 4% of the Company’s 2003 consolidated revenues. To date all amounts owed by Cable & Wireless to the Company for services rendered subsequent to its Chapter 11 filing and prior to its cessation of business have been paid in accordance with the terms of the Company’s agreement with this customer.

14. Other Employee Benefit Plans

The Company has a retirement savings plan in accordance with section 401(k) of the Internal Revenue Code.  Eligible employees are entitled to contribute limited amounts of their annual compensation, subject to certain limitations ($14,000 of pre-tax salary, with an additional $4,000 catch up for persons 50 years and older for the calendar year 2005). The Company does not currently make and has never made matching contributions. The Company does not allow investments in its own stock under the plan

15.  Restatement of Quarterly Results Of Operations (Unaudited)

As discussed in Notes 3 and 6, the Company has restated its unaudited interim financial information and its pro forma information related to employee stock-based compensation measured under SFAS 123 for the quarters ended January 31, 2005, April 30, 2005 and July 31, 2005 and the corresponding interim periods of 2004.

The financial information for the unaudited periods of 2004 and 2005 included herein are labeled “restated” as they have been revised from the amounts previously filed with the SEC for the periods January 31, 2005, April 30, 2005 and July 31, 2005 on Form 10-Q’s. We have not amended, and we do not expect to amend, our Quarterly Reports on Form 10-Q for the interim quarters ended January 31, 2005, April 30, 2005 and July 31, 2005, which are affected by the Restatement.

The following is a summary of the unaudited quarterly results of operations for the periods shown (in thousands, except per share data):

	Quarters Ended
	January 31, 2004	April 30, 2004	July 31, 2004	October 31, 2004	January 31, 2005	April 30, 2005	July 31, 2005	October 31, 2005
	(restated)	(restated)	(restated)		(restated)	(restated)	(restated)

Total revenues	$11,914	$12,954	$12,556	$12,413	$11,954	$12,006	$10,933	$9,804
Cost of revenues	4,780	5,416	5,223	5,974	5,063	5,093	5,172	6,132
Impairment of goodwill and intangible assets	—	—	—	28,423	—	—	—	—
Net (loss)	(1,918)	(2,820)	(4,067)	(33,362)	(892)	(696)	(2,149)	(4,612)
Add: Amortization of stock compensation measured under APB 25	60	89	82	68	57	27	21	16
Less: Stock based compensation measured under SFAS 123	(1,243)	(974)	(288)	(378)	(336)	(461)	(510)	(563)
Pro forma net loss	(3,101)	(3,705)	(4,273)	(33,672)	(1,171)	(1,130)	(2,638)	(5,159)
Basic and diluted net loss per share	$(0.06)	$(0.07)	$(0.10)	$(0.81)	$(0.02)	$(0.02)	$(0.05)	$(0.11)
Pro forma basic and diluted net loss per share	$(0.09)	$(0.09)	$(0.10)	$(0.82)	$(0.03)	$(0.03)	$(0.06)	$(0.12)
Shares used to compute basic and diluted (loss) per share	34,474	40,285	40,855	41,113	41,320	41,609	41,740	42,235

	Quarters Ended
	January 31, 2004	April 30, 2004	July 31, 2004	October 31, 2004	January 31, 2005	April 30, 2005	July 31, 2005	October 31, 2005
	(as previously reported)	(as previously reported)	(as previously reported)	(1)	(as previously reported)	(as previously reported)	(as previously reported)

Total revenues	$11,918	$12,882	$12,513	$12,416	$11,976	$12,030	$10,952	$9,804
Cost of revenues	4,709	5,310	5,131	5,910	5,012	4,933	5,035	6,132
Impairment of goodwill and intangible assets	—	—	—	27,929	—	—	—	—
Net loss	(1,843)	(2,785)	(4,018)	(32,976)	(819)	(511)	(1,993)	(4,612)
Add: Amortization of stock compensation measured under APB 25	60	89	82	68	57	27	21	16
Less: Stock based compensation measured under SFAS 123	(1,753)	(1,368)	(738)	n/a	(831)	(889)	(951)	(563)
Pro forma net loss	(3,536)	(4,064)	(4,674)	n/a	(1,593)	(1,373)	(2,923)	(5,159)
Basic and diluted net loss per share	$(0.05)	$(0.07)	$(0.10)	$(0.80)	$(0.02)	$(0.01)	$(0.05)	$(0.11)
Pro forma basic and diluted net loss per share	$(0.10)	$(0.10)	$(0.11)	n/a	$(0.04)	$(0.03)	$(0.07)	$0.12)
Shares used to compute basic and diluted (loss) per share	34,474	40,285	40,855	41,113	41,320	41,609	41,740	42,235

(1)  In October 2004, the Company changed its fiscal year end from December 31 to October 31.  Therefore, the results of operations for the three-month period of August 1 to October 31, 2004 have never been filed with the SEC.  The amounts presented in the table above represent a compilation from its internal accounting records for this period and are intended to summarize the effect of its restatement on the results of operations for that interim period. The amount of stock based compensation measured under SFAS 123, pro forma net loss and pro forma basic and diluted loss per share for the period August 1 through October 31, 2004 was not computed and had not been previously reported, and therefore are not included in the table above.

16. Subsequent Event

On December 9, 2005, the Company and a subsidiary of iPass (“Merger Sub”), entered into a definitive Agreement of Merger (the “Merger Agreement”) with iPass Inc., under which the Company would become a wholly owned subsidiary of iPass.

Under the terms of the Merger Agreement, subject to certain conditions, iPass will acquire all of the outstanding shares of the Company’s common stock for a cash amount of $1.71 per share and all of the outstanding shares of the Company’s Series A Preferred Stock for a cash amount of $3.37 per share.  In accordance with Section 3.3 of Article IV of the Company’s Second Amended and Restated Certificate of Incorporation, the Merger will be deemed a liquidation.  Any warrants to purchase Series A Preferred Stock that have not been exercised immediately prior to the effectiveness of the Merger will be deemed exercised immediately prior to the effectiveness of the Merger.  In addition, iPass will either assume the Company’s outstanding stock options according to the formulas contained in the Merger Agreement or replace those stock options with reasonably equivalent stock options with similar terms.  The Merger will be taxable to the Company’s stockholders.

The Merger Agreement and Merger have been unanimously approved by the Company’s board of directors.  In addition, certain of the Company’s executive officers and directors and their affiliated funds, who together hold approximately 17.6% of the outstanding shares of the Company’s common stock, have agreed to vote their shares in favor of the Merger and against any proposal made in opposition to or in competition with the Merger. The consummation of the Merger is subject to the approval of the Company’s stockholders, receipt of necessary approval under United States antitrust laws and other closing conditions specified in the agreement.

GoRemote Internet Communications, Inc.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Beginning of Period	Charged to Expense	Deducted from Revenue	Deductions		Balance at End of Period
	(in thousands)
Accounts receivable allowance and reserves
For the year ended December 31, 2003	249	(5)	0	705	(a)	949
For the ten months ended October 31, 2004	949	—	45	(783	)(b)	211
For the year ended October 31, 2005	211	80	196	(230	)(c)	257

(a)                                  For the twelve month period ended December 31, 2003, this amount includes an accounts receivable allowance of approximately $747,000 acquired as a result of the acquisition of Axcelerant, net of approximately $42,000 written off during the same period.

(b)                                 For the ten-month period ended October 31, 2004, this amount includes a reduction of the receivables allowance in the amount of $381,000, the write-off of a portion of the receivable from a single customer in the amount of $241,000 and other write-offs aggregating to $161,000.

(c)                                  For the year ended October 31, 2005, this amount consists of the write-off of customer receivables, net of recoveries.